Form 10-Q
period 2006-06-30
Atlas Pipeline Holdings, L.P.
filed 2006-09-01
CIK 1347218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-32953
ATLAS PIPELINE HOLDINGS, L.P.
(Exact name of registrant as specified in its charter)

DELAWARE	43-2094238
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

311 Rouser Road
Moon Township, Pennsylvania	15108
(Address of principal executive office)	(Zip code)
Registrant’s telephone number, including area code:(412) 262-2830
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ATLAS PIPELINE HOLDINGS, L.P.
BALANCE SHEETS
(in thousands)
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$1	$1

Total current assets	1	1

Deferred costs — credit facility	9	—

Deferred costs — initial public offering	927	—

	$937	$1

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Current liabilities:
Accounts payable — affiliates	$972	$—

Total current liabilities	972	—

Partner capital (deficit)	(35)	1

	$937	$1

ATLAS PIPELINE HOLDINGS, L.P.
STATEMENTS OF INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
General and administrative expenses	$36	$—	$36	$—

Net loss	$(36)	$—	$(36)	$—

See accompanying notes to consolidated financial statements

ATLAS PIPELINE HOLDINGS, L.P.
STATEMENT OF PARTNER CAPITAL (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(in thousands)
(Unaudited)

Partner
Capital
(Deficit)

Balance at January 1, 2006	$1
Net loss	(36)

Balance at June 30, 2006	$(35)

ATLAS PIPELINE HOLDINGS, L.P.
STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36)	$—
Increase in accounts payable — affiliates	36	—

Net cash provided by operating activities	—	—

Net change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	1	—

Cash and cash equivalents, end of period	$1	$—

Supplemental disclosure of non-cash activities:
Increase in accounts payable — affiliates	$936	$—
Increase in deferred financing costs	$(9)	$—
Increase in deferred initial public offering costs	$(927)	$—
See accompanying notes to consolidated financial statements

ATLAS PIPELINE HOLDINGS, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
General
          Atlas Pipeline Holdings, L.P. (the “Partnership”) is a Delaware limited partnership formed on December 15, 2005. At June 30, 2006, the ownership interests in the Partnership were wholly-owned by Atlas America, Inc. and its affiliates (“Atlas America”), a publicly-traded company (NASDAQ: ATLS). On July 26, 2006, Atlas America contributed its ownership interests in its wholly-owned subsidiary, Atlas Pipeline Partners GP, LLC (“Atlas Pipeline GP”), to the Partnership. Atlas Pipeline GP is the general partner of Atlas Pipeline Partners, L.P. (“Atlas Pipeline”), a publicly-traded limited partnership (NYSE: APL). Atlas Pipeline is a midstream energy service provider engaged in the transmission, gathering and processing of natural gas in the Mid-Continent and Appalachian regions of the United States. Concurrent with Atlas America’s contribution of its ownership interests in Atlas Pipeline GP to the Partnership, the Partnership issued 3,600,000 common units, representing a 17.1% ownership interest, in an initial public offering at a price of $23.00 per unit (see Note 2). Substantially all of the net proceeds from this offering were distributed to Atlas America. Upon completion of these transactions, the Partnership’s assets consist of the following:
•	the 100% ownership interest in Atlas Pipeline GP, which owns a 2.0% general partner interest in Atlas Pipeline;

•	The incentive distribution rights in Atlas Pipeline associated with the general partner interest, which the Partnership holds through its ownership interests in Atlas Pipeline GP; and

•	1,641,026 common limited partner units of Atlas Pipeline, representing approximately 12.5% of the outstanding common limited partner units of Atlas Pipeline (assuming the conversion of Atlas Pipeline’s $40 million of convertible preferred units to approximately 976,000 common units at a price of $41.00 per common unit, which is based upon the conversion price in the certificate of designations for such preferred units, the 1,641,026 common limited partner units of Atlas Pipeline would have represented approximately 11.7% of the outstanding common limited partner units of Atlas Pipeline).
Financial Presentation
          As Atlas America’s contribution of its ownership interests in Atlas Pipeline GP to the Partnership did not occur until July 26, 2006, the accompanying financial statements represent the stand-alone financial statements of the Partnership. Subsequent to this transaction, the Partnership’s financial statements will be presented on a consolidated basis with the consolidated financial statements of Atlas Pipeline GP. The consolidated financial statements of Atlas Pipeline GP as of and for the period ended June 30, 2006 have been included elsewhere within this Form 10-Q.
          The accompanying financial statements, which are unaudited except that the balance sheet at December 31, 2005 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s

Registration Statement on Form S-1, as amended (Registration No. 333-130999 – the “Registration Statement”). The results of operations for the three and six month period ended June 30, 2006 may not necessarily be indicative of the results of operations for the full year ending December 31, 2006.
NOTE 2 — SUBSEQUENT EVENTS
          On July 26, 2006, Atlas America contributed its ownership interests in Atlas Pipeline GP, its wholly-owned subsidiary and Atlas Pipeline’s general partner, to the Partnership. Concurrent with this transaction, the Partnership issued 3,600,000 common units, representing a 17.1% ownership interest, in an initial public offering at a price of $23.00 per unit. The underwriters have been granted a 30-day option to purchase up to an additional 540,000 common units. Substantially all of the net proceeds from this offering were distributed to Atlas America.
          On July 26, 2006, the Partnership entered into a $50.0 million revolving credit facility maturing April 2010 with Wachovia Bank, National Association, as administrative agent and issuing bank, and a syndicate of banks. The Partnership may borrow under the credit facility (i) for general business purposes, including working capital, purchase debt or limited partnership units of Atlas Pipeline, fund general partner contributions to Atlas Pipeline, and make permitted acquisitions, (ii) to pay fees and expenses related to the Partnership’s credit facility, and (iii) for letters of credit. This credit facility contains customary covenants and events that constitute an event of default.

ATLAS PIPELINE PARTNERS GP, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$12,561	$34,237
Accounts receivable — affiliates	4,335	4,649
Accounts receivable	44,647	57,528
Current portion of hedge asset	1,644	11,388
Prepaid expenses and other	6,942	2,454

Total current assets	70,129	110,256

Property, plant and equipment, net	472,535	445,066

Long-term hedge asset	467	4,388

Intangible assets, net	52,546	54,869

Goodwill	141,209	111,446

Other assets, net	15,028	16,701

	$751,914	$742,726

LIABILITIES AND OWNERS’ EQUITY (DEFICIT)

Current liabilities:
Current portion of long-term debt	$107	$1,263
Accounts payable	4,109	15,609
Accrued liabilities	17,377	16,064
Current portion of hedge liability	20,233	23,796
Accrued producer liabilities	28,347	36,712

Total current liabilities	70,173	93,444

Long-term hedge liability	24,901	22,410

Long-term debt, less current portion	286,088	297,362

Minority interest in Atlas Pipeline	404,296	350,511

Commitments and contingencies

Owners’ equity (deficit):
Owners’ equity	9,380	9,074
Accumulated other comprehensive loss	(42,924)	(30,075)

Total owners’ deficit	(33,544)	(21,001)

	$751,914	$742,726

See accompanying notes to consolidated financial statements

ATLAS PIPELINE PARTNERS GP, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue:
Natural gas and liquids	$96,006	$79,700	$197,023	$122,034
Transportation and compression — affiliates	7,834	5,352	15,708	10,199
Transportation and compression — third parties	5,379	23	14,156	38
Interest income and other	282	124	424	205

Total revenue and other income	109,501	85,199	227,311	132,476

Costs and expenses:
Natural gas and liquids	77,006	66,582	162,898	102,041
Plant operating	3,926	3,293	7,153	4,497
Transportation and compression	3,134	622	5,456	1,298
General and administrative	3,895	3,356	7,865	5,331
Compensation reimbursement — affiliates	885	440	1,605	953
Depreciation and amortization	5,258	3,128	10,533	5,057
Interest	6,154	4,177	12,491	5,312
Minority interest in NOARK	(451)	—	118	—
Minority interest in Atlas Pipeline	4,621	1,248	9,668	3,434
Other	—	11	—	147

Total costs and expenses	104,428	82,857	217,787	128,070

Net income	5,073	2,342	9,524	4,406
Preferred unit imputed dividend cost	(540)	—	(635)	—

Net income attributable to owners	$4,533	$2,342	$8,889	$4,406

See accompanying notes to consolidated financial statements

ATLAS PIPELINE PARTNERS GP, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OWNERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(in thousands)
(Unaudited)

		Accumulated	Total
		Other	Owners’
	Owners’	Comprehensive	Equity
	Equity	Loss	(Deficit)
Balance at January 1, 2006	$9,074	$(30,075)	$(21,001)
Distribution to owners	(9,789)	—	(9,789)
Capital contribution from owners	1,206	—	1,206
Other comprehensive loss	—	(12,849)	(12,849)
Net income attributable to owners	8,889	—	8,889

Balance at June 30, 2006	$9,380	$(42,924)	$(33,544)

See accompanying notes to consolidated financial statements

ATLAS PIPELINE PARTNERS GP, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,524	$4,406
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in net income of Atlas Pipeline	9,668	3,434
Distributions paid to minority interest limited partners in Atlas Pipeline	(18,218)	(7,204)
Depreciation and amortization	10,533	5,057
Non-cash gain on derivative value	(256)	(701)
Non-cash compensation expense	2,502	2,158
Amortization of deferred finance costs	1,205	1,475
Minority interest in NOARK	118	—
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and prepaid expenses and other	8,577	(9,973)
Accounts payable and accrued liabilities	(18,249)	18,816
Accounts payable and accounts receivable — affiliates	(41)	(6,231)

Net cash provided by operating activities	5,363	11,237

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for acquisitions	(30,000)	(195,622)
Capital expenditures	(35,812)	(22,883)
Other	159	177

Net cash used in investing activities	(65,653)	(218,328)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Atlas Pipeline debt	36,655	—
Repayment of Atlas Pipeline debt	(39,000)	—
Borrowings under Atlas Pipeline credit facility	9,500	256,000
Repayments under Atlas Pipeline credit facility	(19,000)	(142,250)
Net proceeds from issuance of Atlas Pipeline common limited partner units	19,769	91,661
Net proceeds from issuance of Atlas Pipeline preferred limited partner units	39,970	—
Capital contribution from owners	1,206	—
Distribution to owners	(9,789)	—
Other	(697)	(3,192)

Net cash provided by financing activities	38,614	202,219

Net change in cash and cash equivalents	(21,676)	(4,872)
Cash and cash equivalents, beginning of period	34,237	18,214

Cash and cash equivalents, end of period	$12,561	$13,342

See accompanying notes to consolidated financial statements

ATLAS PIPELINE PARTNERS GP, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
          Atlas Pipeline Partners GP, LLC (the “Company”) is a Delaware limited liability company formed in May 1999 to become the general partner of Atlas Pipeline Partners, L.P. (“Atlas Pipeline”). The Company is wholly-owned by Atlas America, Inc. and its affiliates (“Atlas America”), a publicly traded company (NASDAQ: ATLS). On July 26, 2006, Atlas America contributed its ownership interests in the Company to Atlas Pipeline Holdings, L.P. (NYSE: AHD – “Atlas Pipeline Holdings”), a wholly-owned subsidiary of Atlas America. Concurrent with this transaction, Atlas Pipeline Holdings issued 3,600,000 common units, representing a 17.1% ownership interest, in an initial public offering at a price of $23.00 per unit (see Note 15).
          Atlas Pipeline is a publicly-traded Delaware limited partnership formed to acquire, own and operate natural gas gathering systems previously owned by Atlas America. Atlas Pipeline’s operations are conducted through subsidiary entities whose equity interests are owned by Atlas Pipeline Operating Partnership, L.P. (the “Operating Partnership”), a wholly-owned subsidiary of Atlas Pipeline. The Company, through its general partner interests in Atlas Pipeline and the Operating Partnership, owns a 2% general partner interest in the consolidated pipeline operations, through which it manages and effectively controls both Atlas Pipeline and the Operating Partnership (see Note 15). The remaining 98% ownership interest in the consolidated pipeline operations consists of limited partner interests in Atlas Pipeline. The Company also owns 1,641,026 Atlas Pipeline limited partner units which have not yet been registered with the Securities and Exchange Commission and, therefore, their resale in the public market is subject to restrictions under the Securities Act. At June 30, 2006, Atlas Pipeline had 13,049,266 common limited partnership units, including 1,641,026 unregistered common units held by the Company, and 40,000 $1,000 par value cumulative convertible preferred limited partnership units outstanding (see Note 4).
          The Company, as general partner, manages the operations and activities of Atlas Pipeline and owes a fiduciary duty to Atlas Pipeline’s unitholders. The Company is liable, as general partner, for all of Atlas Pipeline’s debts (to the extent not paid from Atlas Pipeline’s assets), except for indebtedness or other obligations that are made specifically non-recourse to the general partner.
          The Company does not receive any management fee or other compensation for its management of Atlas Pipeline. The Company and its affiliates are reimbursed for expenses incurred on Atlas Pipeline’s behalf. These expenses include the costs of employee, officer, and managing board member compensation and benefits properly allocable to Atlas Pipeline and all other expenses necessary or appropriate to conduct the business of, and allocable to, Atlas Pipeline. The Atlas Pipeline partnership agreement provides that the Company, as general partner, will determine the expenses that are allocable to Atlas Pipeline in any reasonable manner in its sole discretion.
          The accompanying consolidated financial statements, which are unaudited except that the balance sheet at December 31, 2005 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods disclosed have been made. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Atlas Pipeline Holdings’ Registration Statement on Form S-1, as amended (Registration No. 333-130999 – the “Registration Statement”). The results of operations for the three and six month period ended June 30, 2006 may not necessarily be indicative of the results of operations for the full year ending December 31, 2006.
          Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation. During June 2006, Atlas Pipeline identified measurement reporting inaccuracies on three newly installed pipeline meters. To adjust for such inaccuracies, which relate to natural gas volume gathered during the first quarter of 2006 and fourth and third quarters of 2005, Atlas Pipeline recorded an adjustment of $1.2 million during the second quarter of 2006 to increase natural gas and liquids cost of goods sold. If the $1.2 million adjustment had been recorded when the inaccuracies arose, the Company’s reported net income would have been reduced by approximately 0.5%, 3.4% and 1.1% for the first quarter of 2006, fourth quarter of 2005, and third quarter of 2005, respectively. Management of the Company believes that the impact of these adjustments is immaterial to its current and prior financial statements.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          In addition to matters discussed further within this note, a more thorough discussion of the Company’s significant accounting policies is included in its audited consolidated financial statements and notes thereto presented in Atlas Pipeline Holdings’ Registration Statement.
Principles of Consolidation and Minority Interest
          The consolidated financial statements include the accounts of the Company, Atlas Pipeline, the Operating Partnership and the Operating Partnership’s subsidiaries. The Company’s interest in the Operating Partnership is reported as part of its overall 2% general partner interest in Atlas Pipeline. Atlas Pipeline’s limited partner equity interests owned by third-parties at June 30, 2006 and December 31, 2005 are reflected as minority interests on the consolidated balance sheets. All material intercompany transactions have been eliminated.
          The consolidated financial statements also include the financial statements of NOARK Pipeline System, Limited Partnership (“NOARK”), an entity in which Atlas Pipeline currently owns a 100% operating interest (see Note 8). On May 2, 2006, Atlas Pipeline acquired the remaining 25% equity ownership interest in NOARK from Southwestern Energy Pipeline Company (“Southwestern”), a wholly-owned subsidiary of Southwestern Energy Company (NYSE: SWN). Prior to this transaction, Atlas Pipeline owned a 75% equity ownership interest in NOARK, which was acquired in October 2005 from Enogex, Inc., a wholly-owned subsidiary of OGE Energy Corp. (NYSE: OGE). In connection with this acquisition, Southwestern acquired the issuer of the NOARK notes and assumed liability of $39.0 million in principal amount outstanding of 7.15% notes due in 2018, which had been presented as long-term debt on the Company’s consolidated balance sheet. The Company consolidates 100% of NOARK’s financial statements. The minority interest expense reflected on the Company’s consolidated statements of income represents Southwestern’s 25% ownership interest in NOARK’s net income before interest expense and interest expense related to NOARK’s long-term debt prior to the May 2, 2006 acquisition.
Use of Estimates
          The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities that exist at the date of the Company’s consolidated financial statements, as well as the reported amounts of revenue and costs and expenses during the reporting periods. Actual results could differ from those estimates.
          The natural gas industry principally conducts it business by processing actual transactions at the end of the month following the month of delivery. Consequently, the most current month’s financial results were recorded using estimated volumes and commodity market prices. Differences between estimated and actual amounts are recorded in the following month’s financial results. Management believes that the operating results presented for the three and six months ended June 30, 2006 represent actual results in all material respects (see Revenue Recognition accounting policy for further description).
Comprehensive Income (Loss)
          Comprehensive income (loss) includes net income and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net income, are referred to as “other comprehensive income (loss)” and include only changes in the fair value of unsettled hedging contracts. The following table sets forth the calculation of the Company’s comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$5,073	$2,342	$9,524	$4,406

Other comprehensive income (loss):
Changes in fair value of derivative instruments accounted for as hedges	(18,845)	(10,947)	(18,471)	(19,885)
Add: reclassification adjustment for losses in net Income	3,222	1,262	5,622	1,931

Total other comprehensive loss	(15,623)	(9,685)	(12,849)	(17,954)

Comprehensive loss	$(10,550)	$(7,343)	$(3,325)	$(13,548)

Revenue Recognition
          Revenue in the Appalachia segment is recognized at the time the natural gas is transported through the gathering systems. Under the terms of its natural gas gathering agreements with Atlas America and its affiliates, the Company receives fees for gathering natural gas from wells owned by Atlas America and by drilling investment partnerships sponsored by Atlas America. The fees received for the gathering services under the Atlas America agreements are generally the greater of 16% of the gross sales price for gas produced from the wells, or $0.35 or $0.45 per thousand cubic feet (“mcf”), depending on the ownership of the well. Substantially all gas gathering revenue is derived under these agreements. Fees for transportation services provided to independent third parties whose wells are connected to the Company’s Appalachia gathering systems are at separately negotiated prices.
          The Company’s Mid-Continent segment revenue primarily consists of the fees earned from its transmission, gathering and processing operations. The Company either purchases gas from producers and moves it into receipt points on its pipeline systems, and then sells the natural gas, or produced natural gas liquids (“NGLs”), if any, off of delivery points on its systems, or the Company transports natural gas across its systems, from receipt to delivery point, without taking title to the gas. Revenue associated with the Company’s regulated transmission pipeline is recognized at the time the transportation service is provided. Revenue associated with the physical sale of natural gas is recognized upon physical delivery of the natural gas. The majority of the revenue associated with the Company’s gathering and processing operations are based on percentage-of-proceeds (“POP”) and fixed-fee contracts. Under its POP purchasing arrangements, the Company purchases natural gas at the wellhead, processes the natural gas by extracting NGLs and removing impurities and sells the residue gas and NGLs at market-based prices, remitting to producers a contractually-determined percentage of the sale proceeds.
          The Company accrues unbilled revenue due to timing differences between the delivery of natural gas, NGLs, and oil and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Company’s records and management estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices (see Use of Estimates accounting policy for further description). The Company had unbilled revenues at June 30, 2006 and December 31, 2005 of $36.6 million and $48.4 million, respectively, included in accounts receivable and accounts receivable-affiliates within its consolidated balance sheets.
Capitalized Interest
          The Company capitalizes interest on borrowed funds related to capital projects only for periods that activities are in progress to bring these projects to their intended use. The weighted average rate used to capitalize interest on borrowed funds was 8.1% for both the three and six months ended June 30, 2006, and the amount of interest capitalized was $0.6 million and $1.0 million for the three and six months ended June 30, 2006, respectively. There were no interest amounts capitalized for the three and six months ended June 30, 2005.
Intangible Assets
          The Company has recorded intangible assets with finite lives in connection with certain consummated acquisitions (see Note 8). Certain amounts included within these intangible assets categories are based upon the preliminary purchase price allocation for NOARK, which is subject to adjustment and could change significantly as the Company continues to evaluate this allocation.
          The following table reflects the components of intangible assets being amortized at June 30, 2006 and December 31, 2005 (in thousands):

			Estimated
	June 30,	December 31,	Useful Lives
	2006	2005	In Years
Gross Carrying Amount:
Customer contracts	$23,990	$23,990	8
Customer relationships	32,960	32,960	20

	$56,950	$56,950

Accumulated Amortization:
Customer contracts	$(2,838)	$(1,339)
Customer relationships	(1,566)	(742)

	$(4,404)	$(2,081)

Net Carrying Amount:
Customer contracts	$21,152	$22,651
Customer relationships	31,394	32,218

	$52,546	$54,869

          Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) requires that intangible assets with finite useful lives be amortized over their estimated useful lives. If an intangible asset has a finite useful life, but the precise length of that life is not known, that intangible asset must be amortized over the best estimate of its useful life. At a minimum, the Company will assess the useful lives and residual values of all intangible assets on an annual basis to determine if adjustments are required. The estimated useful life for the Company’s customer contract intangible assets is based upon the approximate average length of customer contracts in existence at the date of acquisition. The estimated useful life for the Company’s customer relationship intangible assets is based upon the estimated average length of non-contracted customer relationships in existence at the date of acquisition. Customer contract and customer relationship intangible assets are amortized on a straight-line basis. Amortization expense on intangible assets was $1.2 million and $2.3 million for the three and six months ended June 30, 2006, respectively. There was no amortization expense on intangible assets recorded during the three and six months ended June 30, 2005. Amortization expense related to intangible assets is estimated to be $4.6 million for each of the next five calendar years commencing in 2006.
Goodwill
          At June 30, 2006 and December 31, 2005, the Company had $141.2 million and $111.4 million, respectively, of goodwill recorded in connection with consummated acquisitions (see Note 8). The changes in the carrying amount of goodwill for the six months ended June 30, 2006 and 2005 were as follows (in thousands):

	Six Months Ended
	June 30,
	2006	2005
Balance, beginning of period	$111,446	$2,305
Goodwill acquired — Elk City acquisition	—	60,000
Goodwill acquired — remaining 25% interest in NOARK	30,195	—
Reduction in minority interest deficit acquired	(118)	—
Purchase price allocation adjustment — NOARK	(314)	—

Balance, end of period	$141,209	$62,305

          The Company tests its goodwill for impairment at each year end by comparing enterprise fair values to carrying values. The evaluation of impairment under SFAS No. 142, “Goodwill and Other Intangible Assets,” requires the use of projections, estimates and assumptions as to the future performance of the Company’s operations, including anticipated future revenues, expected future operating costs and the discount factor used. Actual results could differ from projections, resulting in revisions to the Company’s assumptions and, if required, recognition of an impairment loss. The Company’s test of goodwill at December 31, 2005 resulted in no impairment, and no impairment indicators have been noted as of June 30, 2006. The Company will continue to evaluate its goodwill at least annually and if impairment indicators arise, and will reflect the impairment of goodwill, if any, within the consolidated statement of income for the period in which the impairment is indicated.
NOTE 3 — ATLAS PIPELINE COMMON UNIT EQUITY OFFERINGS
          On May 12, 2006, Atlas Pipeline sold 500,000 common units to Wachovia Securities, which has offered the common units to public investors. The units, which were issued under Atlas Pipeline’s previously filed shelf registration statement, resulted in net proceeds of approximately $19.8 million, after underwriting commissions and other transaction costs. Atlas Pipeline utilized the net proceeds from the sale to partially repay borrowings under its credit facility made in connection with its recent acquisition of the remaining 25% interest in NOARK. Subsequent to this transaction, Atlas Pipeline had 13,049,266 common limited partner units outstanding.
          In November 2005, Atlas Pipeline sold 2,700,000 of its common units in a public offering for gross proceeds of $113.4 million. In addition, pursuant to an option granted to the underwriters of the offering, Atlas Pipeline sold an additional 330,000 common units in December 2005 for gross proceeds of $13.9 million, resulting in aggregate total gross proceeds of $127.3 million. The units, which were issued under Atlas Pipeline’s previously filed shelf registration statement, resulted in total net proceeds of approximately $121.0 million, after underwriting commissions and other transaction costs. Atlas Pipeline primarily utilized the net proceeds from the sale to repay a portion of the amounts due under its credit facility.
          In June 2005, Atlas Pipeline sold 2,300,000 common units in a public offering for total gross proceeds of $96.5 million. The units, which were issued under Atlas Pipeline’s previously filed shelf registration statement, resulted in net proceeds of approximately $91.7 million, after underwriting commissions and other transaction costs. Atlas Pipeline primarily utilized the net proceeds from the sale to repay a portion of the amounts due under its credit facility.
NOTE 4 — ATLAS PIPELINE PREFERRED UNIT EQUITY OFFERING
          On March 13, 2006, Atlas Pipeline sold 30,000 6.5% cumulative convertible preferred units representing limited partner interests to Sunlight Capital Partners, LLC, an affiliate of Elliott & Associates, for aggregate proceeds of $30.0 million. Atlas Pipeline also sold an additional 10,000 6.5% cumulative preferred units to Sunlight Capital Partners for $10.0 million on May 19, 2006, pursuant to Atlas Pipeline’s right to require Sunlight Capital Partners to purchase such additional units under the purchase agreement with Sunlight. The preferred units are entitled to receive dividends of 6.5% per annum commencing on March 13, 2007, which will accrue and be paid quarterly on the same date as the distribution payment date for Atlas Pipeline’s common units. The preferred units are convertible, at the holder’s option, into Atlas Pipeline’s common units commencing on the date immediately following the first record date after March 13, 2007 at a conversion price equal to the lesser of $41.00 or 95% of the market price of Atlas Pipeline’s common units as of the date of the notice of conversion. Atlas Pipeline may elect to pay cash rather than issue common units in satisfaction of a conversion request. Atlas Pipeline has the right to call the preferred units at a specified premium. Atlas Pipeline has agreed to file a registration statement to cover the resale of the common units underlying the preferred units. The net proceeds from the initial issuance of the preferred units will be used to fund a portion of Atlas Pipeline’s capital expenditures in 2006, including the construction of the Sweetwater gas plant and related gathering system. The proceeds from the issuance of the additional 10,000 preferred units were used to reduce indebtedness under Atlas Pipeline’s credit facility incurred in connection with the acquisition of the remaining 25% interest in NOARK.
          The preferred units are reflected on the Company’s consolidated balance sheet as minority interest in Atlas Pipeline. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 68, “Increasing Rate Preferred Stock,” the preferred units were recorded on the consolidated balance sheet at the amount of net proceeds received less an imputed dividend cost. The imputed dividend cost is the result of the preferred units not having a dividend yield during the first year after their issuance on March 13, 2006. The total imputed dividend cost of $2.4 million on the preferred units, including the $0.5 million of imputed dividend cost related to the additional 10,000 units, was allotted to minority interests in Atlas Pipeline on the consolidated balance sheet and is based upon the present value of the net proceeds received using the 6.5% stated yield commencing March 13, 2007. The imputed dividend cost will be amortized for the period from the respective issuances of the preferred units through March 13, 2007, and the amortization will be presented as a reduction of net income to determine net income attributable to owners. Amortization of the imputed dividend cost for the three and six months ended June 30, 2006 was $0.5 million and $0.6 million, respectively. Dividends accrued and paid on the preferred units and the premium paid upon their redemption, if any, will be recognized as a reduction to the Company’s net income in determining net income attributable to owners. If converted to common units, the preferred equity amount converted will be reclassified to Atlas Pipeline common limited partners’ equity within minority interest in Atlas Pipeline on the Company’s consolidated balance sheet.
NOTE 5 — ATLAS PIPELINE CASH DISTRIBUTIONS
          Atlas Pipeline is required to distribute, within 45 days after the end of each quarter, all of its available cash (as defined in its partnership agreement) for that quarter. If common unit distributions in any quarter exceed specified target levels, the Company, as general partner, will receive between 15% and 50% of such distributions in excess of the specified target levels. Distributions declared by Atlas Pipeline for the period from January 1, 2005 through June 30, 2006 were as follows:

		Atlas Pipeline	Total Atlas
Date Atlas		Cash Distribution	Pipeline Cash	Total Cash
Pipeline Cash		Per Common	Distribution to	Distribution
Distribution	For Quarter	Limited	Common Limited	to the
Paid	Ended	Partner Unit	Partners	Company
			(in thousands)	(in thousands)
February 11, 2005	December 31, 2004	$0.72	$5,187	$1,280
May 13, 2005	March 31, 2005	$0.75	$5,404	$1,500
August 5, 2005	June 30, 2005	$0.77	$7,319	$2,174
November 14, 2005	September 30, 2005	$0.81	$7,711	$2,565

February 14, 2006	December 31, 2005	$0.83	$10,416	$3,638
May 15, 2006	March 31, 2006	$0.84	$10,541	$3,766
          On July 26, 2006, Atlas Pipeline declared a cash distribution of $0.85 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended June 30, 2006. The $15.1 million distribution, including $4.0 million to the Company as general partner, was paid on August 14, 2006 to unitholders of record at the close of business on August 7, 2006.
NOTE 6 — PROPERTY, PLANT AND EQUIPMENT
          The following is a summary of property, plant and equipment (in thousands):

			Estimated
	June 30,	December 31,	Useful Lives
	2006	2005	In Years
Pipelines, processing and compression facilities	$475,852	$443,729	15 — 40
Rights of way	20,465	19,252	20 — 40
Buildings	3,621	3,350	40
Furniture and equipment	2,892	1,525	3 — 7
Other	1,499	889	3 — 10

	504,329	468,745
Less — accumulated depreciation	(31,794)	(23,679)

	$472,535	$445,066

          On May 2, 2006, the Company acquired the remaining 25% interest in NOARK for $69.0 million in cash, including the repayment of the $39.0 million of NOARK notes at the date of acquisition (see Note 10). The Company acquired the initial 75% interest in NOARK for approximately $179.8 million in October 2005 (see Note 8). Due to the recent date of both acquisitions, the purchase price allocation is based upon estimated values, which are subject to adjustment and could change significantly as the Company continues to evaluate this preliminary allocation. At June 30, 2006 and December 31, 2005, the portion of the purchase price allocated to property, plant and equipment for NOARK was included within pipelines, processing and compression facilities.

NOTE 7 — OTHER ASSETS
          The following is a summary of other assets (in thousands):

	June 30,	December 31,
	2006	2005
Deferred finance costs, net of accumulated amortization of $2,879 and $1,636 at June 30, 2006 and December 31, 2005, respectively	$13,465	$15,034
Security deposits	1,533	1,599
Other	30	68

	$15,028	$16,701

          Deferred finance costs are recorded at cost and amortized over the term of the respective debt agreement (see Note 10).
NOTE 8 — ACQUISITIONS
NOARK
          On May 2, 2006, the Company acquired the remaining 25% equity ownership interest in NOARK from Southwestern, a wholly-owned subsidiary of Southwestern Energy Company (NYSE: SWN), for a net purchase price of $65.5 million, consisting of $69.0 million of cash to the seller, (including the repayment of the $39.0 million of outstanding NOARK notes at the date of acquisition), less the seller’s interest in NOARK’s working capital (including cash on hand and net payables to the seller) at the date of acquisition of $3.5 million, which was funded through borrowings under Atlas Pipeline’s senior secured credit facility. In October 2005, the Company acquired from Enogex, Inc., a wholly-owned subsidiary of OGE Energy Corp. (NYSE: OGE), all of the outstanding equity of Atlas Arkansas Pipeline, LLC, which owned the initial 75% interest in NOARK, for total consideration of $179.8 million, including $16.8 million for working capital adjustments and other related transaction costs. The Company funded this acquisition through borrowings under Atlas Pipeline’s senior secured credit facility. NOARK’s assets included a Federal Energy Regulatory Commission (“FERC”)-regulated interstate pipeline and an unregulated natural gas gathering system. The acquisition was accounted for using the purchase method of accounting under SFAS No. 141, “Business Combinations” (“SFAS No. 141”). The following table presents the preliminary purchase price allocation, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed in both acquisitions, based on their fair values at the date of the respective acquisitions (in thousands):

Cash and cash equivalents	$16,215
Accounts receivable	11,091
Prepaid expenses	497
Property, plant and equipment	126,307
Other assets	140
Intangible assets — customer contracts	11,600
Intangible assets — customer relationships	15,700
Goodwill	78,969

Total assets acquired	260,519
Accounts payable and other liabilities	(50,689)

Net assets acquired	209,830
Less: Cash and cash equivalents acquired	(16,215)

Net cash paid for acquisitions	$193,615

          Due to the recent date of both acquisitions, the purchase price allocation for NOARK is based upon preliminary data that is subject to adjustment and could change significantly as the Company continues to evaluate this allocation. The Company recorded goodwill in connection with these acquisitions as a result of NOARK’s significant cash flow and its strategic industry and geographic position. The Company’s ownership interests in the results of NOARK’s operations associated with each acquisition are included within its consolidated financial statements from the respective date of the acquisition.
Elk City
          In April 2005, the Company acquired all of the outstanding equity interests in ETC Oklahoma Pipeline, Ltd. (“Elk City”), a Texas limited partnership, for $196.0 million, including related transaction costs. Elk City’s principal assets included approximately 300 miles of natural gas pipelines located in the Anadarko Basin in western Oklahoma, a natural gas processing facility in Elk City, Oklahoma and a gas treatment facility in Prentiss, Oklahoma. The acquisition was accounted for using the purchase method of accounting under SFAS No. 141. The following table presents the purchase price allocation, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed, based on their fair values at the date of acquisition (in thousands):

Accounts receivable	$5,587
Other assets	497
Property, plant and equipment	104,106
Intangible assets — customer contracts	12,390
Intangible assets — customer relationships	17,260
Goodwill	61,136

Total assets acquired	200,976

Accounts payable and accrued liabilities	(4,970)

Net assets acquired	$196,006

          The Company recorded goodwill in connection with this acquisition as a result of Elk City’s significant cash flow and its strategic industry position. Elk City’s results of operations are included within the Company’s consolidated financial statements from its date of acquisition.
          The following data presents pro forma revenue and net income for the Company as if the acquisitions discussed above, Atlas Pipeline’s equity offerings in May 2006, November 2005 and June 2005 (see Note 3), Atlas Pipeline’s May 2006 and December 2005 issuances of senior notes (see Note 10), and Atlas Pipeline’s May 2006 and March 2006 issuances of the cumulative convertible preferred units (see Note 4) had occurred on January 1, 2005. The Company has prepared these unaudited pro forma financial results for comparative purposes only. These pro forma financial results may not be indicative of the results that would have occurred if the Company had completed these acquisitions and financing transactions at the beginning of the periods shown below or the results that will be attained in the future (in thousands, except per unit data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Total revenue and other income	$109,501	$102,995	$227,311	$208,966
Net income	$4,941	$2,212	$9,749	$4,328
Net income attributable to owners	$4,478	$1,749	$8,835	$3,414

NOTE 9 — DERIVATIVE INSTRUMENTS
          The Company enters into certain financial swap and option instruments that are classified as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), to hedge its forecasted natural gas, NGLs and condensate sales against the variability in expected future cash flows attributable to changes in market prices. The swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas, NGLs and condensate is sold. Under these swap agreements, the Company receives a fixed price and remits a floating price based on certain indices for the relevant contract period.
          The Company formally documents all relationships between hedging instruments and the items being hedged, including its risk management objective and strategy for undertaking the hedging transactions. This includes matching the natural gas futures and options contracts to the forecasted transactions. The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are effective in offsetting changes in the forecasted cash flow of hedged items. If it is determined that a derivative is not effective as a hedge or that it has ceased to be an effective hedge due to the loss of correlation between the hedging instrument and the underlying commodity, the Company will discontinue hedge accounting for the derivative and subsequent changes in the derivative fair value, which is determined by the Company through the utilization of market data, will be recognized immediately within its consolidated statements of income.
          Derivatives are recorded on the Company’s consolidated balance sheet as assets or liabilities at fair value. For derivatives qualifying as hedges, the Company recognizes the effective portion of changes in fair value in owners’ equity (deficit) as accumulated other comprehensive income (loss), and reclassifies them to natural gas and liquids revenue within the consolidated statements of income as the underlying transactions are settled. For non-qualifying derivatives and for the ineffective portion of qualifying derivatives, the Company recognizes changes in fair value within its consolidated statements of income as they occur. At June 30, 2006 and December 31, 2005, the Company reflected net hedging liabilities on its consolidated balance sheets of $43.0 million and $30.4 million, respectively. Of the $42.9 million of net loss in accumulated other comprehensive loss at June 30, 2006, if the fair value of the instruments remain at current market values, the Company will reclassify $18.7 million of losses to its consolidated statements of income over the next twelve month period as these contracts expire, and $24.2 million will be reclassified in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedge gains or losses are recorded within natural gas and liquids revenue in the Company’s consolidated statements of income while the hedge contracts are open and may increase or decrease until settlement of the contract. The Company recognized losses of $3.2 million and $1.3 million for the three months ended June 30, 2006 and 2005, respectively, and losses of $5.6 million and $1.9 million for the six months ended June 30, 2006 and 2005, respectively, within its consolidated statements of income related to the settlement of qualifying hedge instruments. The Company also recognized gains of $0.4 million and $0.3 million for the three months ended June 30, 2006 and 2005, respectively, and gains of $0.9 million and $0.1 million for the six months ended June 30, 2006 and 2005, respectively, within its consolidated statements of income related to the change in market value of non-qualifying or ineffective hedges.
          A portion of the Company’s future natural gas sales is periodically hedged through the use of swaps and collar contracts. Realized gains and losses on the derivative instruments that are classified as effective hedges are reflected in the contract month being hedged as an adjustment to revenue.

          As of June 30, 2006, the Company had the following NGLs, natural gas, and crude oil volumes hedged:
Natural Gas Liquids Sales

Production		Average	Fair Value
Period	Volumes	Fixed Price	Liability(1)
Ended December 31,	(gallons)	(per gallon)	(in thousands)
2006	31,122,000	$0.758	$(9,751)
2007	36,036,000	0.717	(12,238)
2008	33,012,000	0.697	(11,491)
2009	8,568,000	0.746	(2,750)

			$(36,230)

Natural Gas Sales

Production		Average	Fair Value
Period	Volumes	Fixed Price	Liability(3)
Ended December 31,	(MMBTU)(2)	(per MMBTU)	(in thousands)
2006	500,000	$7.019	$(194)
2007	1,080,000	7.255	(2,080)
2008	240,000	7.270	(487)

			$(2,761)

Natural Gas Basis Sales

Production		Average	Fair Value
Period	Volumes	Fixed Price	Asset(3)
Ended December 31,	(MMBTU)(2)	(per MMBTU)	(in thousands)
2006	600,000	$(0.525)	$376
2007	1,080,000	(0.535)	739
2008	240,000	(0.555)	146

			$1,261

Natural Gas Purchases

Production		Average	Fair Value
Period	Volumes	Fixed Price	Liability(3)
Ended December 31,	(MMBTU)(2)	(per MMBTU)	(in thousands)
2006	1,800,000	$7.857	$(810)

$(810)

Natural Gas Basis Purchases

Production		Average	Fair Value
Period	Volumes	Fixed Price	Liability(3)
Ended December 31,	(MMBTU)(2)	(per MMBTU)	(in thousands)
2006	2,160,000	$(0.781)	$(738)

$(738)

Crude Oil Sales

Production		Average	Fair Value
Period	Volumes	Strike Price	Liability(3)
Ended December 31,	(barrels)	(per barrel)	(in thousands)
2006	35,400	$52.956	$(776)
2007	80,400	56.069	(1,613)
2008	62,400	59.267	(933)
2009	36,000	62.700	(335)

			$(3,657)

Crude Oil Sales Options

Production		Average	Fair Value
Period	Volumes	Strike Price	Liability(3)
Ended December 31,	(barrels)	(per barrel)	(in thousands)	Option Type
2006	6,600	$60.000	$—	Puts purchased
2006	6,600	73.380	(10)	Calls sold
2007	13,200	60.000	—	Puts purchased
2007	13,200	73.380	(36)	Calls sold
2008	17,400	60.000	—	Puts purchased
2008	17,400	72.807	(19)	Calls sold
2009	30,000	60.000	—	Puts purchased
2009	30,000	71.250	(23)	Calls sold

			$(88)

		Total net liability	$(43,023)

(1)	Fair value based upon management estimates, including forecasted forward NGL prices as a function of forward NYMEX natural gas, light crude and propane prices.

(2)	MMBTU represents million British Thermal Units.

(3)	Fair value based on forward NYMEX natural gas and light crude prices, as applicable.
NOTE 10 — DEBT
          Total debt consists of the following (in thousands):

	June 30,	December 31,
	2006	2005
Atlas Pipeline Revolving Credit Facility	$—	$9,500
Atlas Pipeline Senior Notes	286,032	250,000
NOARK Notes	—	39,000
Other Atlas Pipeline debt	163	125

	286,195	298,625
Less current maturities	(107)	(1,263)

	$286,088	$297,362

Atlas Pipeline Credit Facility
          Atlas Pipeline has a $225.0 million credit facility with a syndicate of banks which matures in June 2011. The credit facility bears interest, at Atlas Pipeline’s option, at either (i) adjusted LIBOR plus the applicable margin, as defined, or (ii) the higher of the federal funds rate plus 0.5% or the Wachovia Bank prime rate (each plus the applicable margin). There were no amounts outstanding under the credit facility at June 30, 2006. Up to $50.0 million of the credit facility may be utilized for letters of credit, of which $10.1 million was outstanding at June 30, 2006. These outstanding letter of credit amounts were not reflected as borrowings on the Company’s consolidated balance sheet. Borrowings under the credit facility are secured by a lien on and security interest in all of Atlas Pipeline’s property and that of its subsidiaries, and by the guaranty of each of its subsidiaries. The credit facility contains customary covenants, including restrictions on Atlas Pipeline’s ability to incur additional indebtedness; make certain acquisitions, loans or investments; make distribution payments to its unitholders if an event of default exists; or enter into a merger or sale of assets, including the sale or transfer of interests in its subsidiaries. Atlas Pipeline is in compliance with these covenants as of June 30, 2006.
          The events which constitute an event of default are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreements, adverse judgments against us in excess of a specified amount, and a change of control of the Company, as general partner.
          The credit facility requires Atlas Pipeline to maintain a ratio of senior secured debt (as defined in the credit facility) to EBITDA (as defined in the credit facility) of not more than 4.0 to 1.0; a funded debt (as defined in the credit facility) to EBITDA ratio of not more than 5.25 to 1.0; and an interest coverage ratio (as defined in the credit facility) of not less than 3.0 to 1.0. The credit facility defines EBITDA to include pro forma adjustments, acceptable to the administrator of the facility, following material acquisitions. As of June 30, 2006, Atlas Pipeline’s ratio of senior secured debt to EBITDA was 0.1 to 1.0, its funded debt ratio was 3.2 to 1.0 and its interest coverage ratio was 4.1 to 1.0.
          Atlas Pipeline is unable to borrow under its credit facility to pay distributions of available cash to unitholders because such borrowings would not constitute “working capital borrowings” pursuant to its partnership agreement.
Atlas Pipeline Senior Notes
          In December 2005, Atlas Pipeline and its subsidiary, Atlas Pipeline Finance Corp. (“APFC”), issued $250.0 million of 10-year, 8.125% senior unsecured notes (“Senior Notes”) in a private placement transaction pursuant to Rule 144A and Regulation S under the Securities Act of 1933 for net proceeds of $243.1 million, after underwriting commissions and other transaction costs. In May 2006, Atlas Pipeline and APFC issued an additional $35.0 million of senior unsecured notes at 103% par value, with a resulting effective yield of approximately 7.6%, for net proceeds of approximately $36.7 million, including accrued interest and net of initial purchaser’s discount and other transaction costs. Interest on the Senior Notes is payable semi-annually in arrears on June 15 and December 15. The Senior Notes are redeemable at any time on or after December 15, 2010 at certain redemption prices, together with accrued unpaid interest to the date of redemption. In addition, prior to December 15, 2008, Atlas Pipeline may redeem up to 35% of the aggregate principal amount of the Senior Notes with the proceeds of certain equity offerings at a stated redemption price. The Senior Notes are also subject to repurchase by Atlas Pipeline at a price equal to 101% of their principal amount, plus accrued and unpaid interest, upon a change of control or upon certain asset sales for which the net proceeds are not reinvested into Atlas Pipeline within 360 days. The Senior Notes are junior in right of payment to Atlas Pipeline’s secured debt, including Atlas Pipeline’s obligations under the credit facility.
          The indenture governing the Senior Notes contains covenants, including limitations of Atlas Pipeline’s ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of its assets. Atlas Pipeline is in compliance with these covenants as of June 30, 2006.

          In connection with a Senior Notes registration rights agreement entered into by Atlas Pipeline, it agreed to (a) file an exchange offer registration statement with the Securities and Exchange Commission for the Senior Notes by April 19, 2006, (b) cause the exchange offer registration statement to be declared effective by the Securities and Exchange Commission by July 18, 2006, and (c) cause the exchange offer to be consummated by August 17, 2006. If Atlas Pipeline does not meet the aforementioned deadlines, the Senior Notes will be subject to additional interest, up to 1% per annum, until such time that the deadlines have been met. On April 19, 2006, Atlas Pipeline filed an exchange offer registration statement for the Senior Notes with the Securities and Exchange Commission, which was declared effective on July 11, 2006. Management of Atlas Pipeline expects to consummate the exchange offer by August 17, 2006 and thereby fulfill all of the requirements of the Senior Notes registration rights agreement by the specified dates.
NOARK Notes
          On May 2, 2006, the Company acquired the remaining 25% equity ownership interest in NOARK from Southwestern. Prior to this acquisition, NOARK’s subsidiary, NOARK Pipeline Finance, L.L.C., had $39.0 million in principal amount outstanding of 7.15% notes due in 2018, which was presented as debt on the Company’s consolidated balance sheet, to be allocated severally 100% to Southwestern. In connection with the acquisition of the 25% equity ownership interest in NOARK, Southwestern acquired NOARK Pipeline Finance, L.L.C. and agreed to retain the obligation for the outstanding NOARK notes, with the result that neither the Company nor NOARK have any further liability with respect to such notes.
NOTE 11 — COMMITMENTS AND CONTINGENCIES
          The Company is a party to various routine legal proceedings arising out of the ordinary course of its business. Management of the Company believes that the ultimate resolution of these actions, individually or in the aggregate, will not have a material adverse effect on its financial condition or results of operations.
          On March 9, 2004, the Oklahoma Tax Commission (“OTC”) filed a petition against Spectrum Field Services, Inc. (“Spectrum”) alleging that Spectrum, prior to its acquisition by the Company, underpaid gross production taxes beginning in June 2000. The OTC is seeking a settlement of $5.0 million plus interest and penalties. The Company plans on defending itself against this allegation vigorously. In addition, under the terms of the Spectrum purchase agreement, $14.0 million has been placed in escrow to cover the costs of any adverse settlement resulting from the petition and other indemnification obligations of the purchase agreement.
          As of June 30, 2006, the Company is committed to expend approximately $25.4 million on pipeline extensions, compressor station upgrades and processing facility upgrades, including $9.2 million related to the Sweetwater gas plant, a new cryogenic gas processing plant the Company is constructing in Beckham County, Oklahoma. The Company expects the plant to be completed in third quarter of 2006.
NOTE 12 — STOCK COMPENSATION
Atlas Pipeline Long-Term Incentive Plan
          Atlas Pipeline has a Long-Term Incentive Plan (“APL LTIP”), in which officers, employees and non-employee managing board members of the Company and employees of the Company’s affiliates and consultants are eligible to participate. The APL LTIP is administered by a committee (the “Committee”) appointed by the Company’s managing board. The Committee may make awards of either phantom units or unit options for an aggregate of 435,000 Atlas Pipeline common units. Only phantom units have been granted under the APL LTIP through June 30, 2006.
          A phantom unit entitles a grantee to receive an Atlas Pipeline common unit upon vesting of the phantom unit or, at the discretion of the Committee, cash equivalent to the fair market value of an Atlas

Pipeline common unit. In addition, the Committee may grant a participant a distribution equivalent right (“DER”), which is the right to receive cash per phantom unit in an amount equal to, and at the same time as, the cash distributions Atlas Pipeline makes on a common unit during the period the phantom unit is outstanding. A unit option entitles the grantee to purchase Atlas Pipeline’s common limited partner units at an exercise price determined by the Committee at its discretion. The Committee also has discretion to determine how the exercise price may be paid by the participant. Except for phantom units awarded to non-employee managing board members of the Company, the Committee will determine the vesting period for phantom units and the exercise period for options. Through June 30, 2006, phantom units granted under the APL LTIP generally had vesting periods of four years. The vesting period may also include the attainment of predetermined performance targets, which could increase or decrease the actual award settlement, as determined by the Committee, although no awards currently outstanding contain any such provision. Phantom units awarded to non-employee managing board members will vest over a four year period. Awards will automatically vest upon a change of control, as defined in the APL LTIP. Of the units outstanding under the APL LTIP at June 30, 2006, 62,297 units will vest within the following twelve months. All units outstanding under the APL LTIP at June 30, 2006 include DERs granted to the participants by the Committee. The amounts paid with respect to DERs were $0.1 million for both the three months ended June 30, 2006 and 2005, respectively, and $0.2 million for both the six months ended June 30, 2006 and 2005, respectively. These amounts were recorded as reductions of minority interest in Atlas Pipeline on the consolidated balance sheet.
          The Company has adopted SFAS No. 123(R), “Share-Based Payment,” as revised (“SFAS No. 123(R)”), as of December 31, 2005. Generally, the approach to accounting in SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Prior to the adoption of SFAS No. 123(R), the Company followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its interpretations (“APB No. 25”), which SFAS No. 123(R) superseded. APB No. 25 allowed for valuation of share-based payments to employees at their intrinsic values. Under this methodology, the Company recognized compensation expense for phantom units granted only if the current market price of the underlying units exceeded the exercise price. Since the inception of the APL LTIP, the Company has only granted phantom units with no exercise price and, as such, recognized compensation expense based upon the fair value of Atlas Pipeline’s limited partner units. Since the Company has historically recognized compensation expense for its share-based payments at their fair values, the adoption of SFAS No. 123(R) did not have a material impact on its consolidated financial statements.
          The following table sets forth the APL LTIP phantom unit activity for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Outstanding, beginning of period	110,856	124,522	110,128	58,329
Granted(1)	363	422	1,091	67,399
Matured	—	(14,226)	—	(14,331)
Forfeited	—	(340)	—	(1,019)

Outstanding, end of period	111,219	110,378	111,219	110,378

Non-cash compensation expense recognized (in thousands)	$321	$1,709	$844	$2,158

(1)	The weighted average price for phantom unit awards on the date of grant, which is utilized in the calculation of compensation expense and does not represent an exercise price to be paid by the recipient, was $41.29 and $43.48 for awards granted for the three months ended June 30, 2006 and 2005, respectively, and $41.17 and $48.59 for awards granted for the six months ended June 30, 2006 and 2005, respectively.

          At June 30, 2006, the Company had approximately $1.7 million of unrecognized compensation expense related to unvested phantom units outstanding under the APL LTIP based upon the fair value of the awards.
Atlas Pipeline Incentive Compensation Agreements
          Atlas Pipeline has incentive compensation agreements which have granted awards to certain key employees retained from previously consummated acquisitions. These individuals are entitled to receive common units of Atlas Pipeline upon the vesting of the awards, which is dependent upon the achievement of certain predetermined performance targets. These performance targets include the accomplishment of specific financial goals for the Company’s Velma system through September 30, 2007 and the financial performance of other previous and future consummated acquisitions, including Elk City and NOARK, through December 31, 2008. The awards associated with the performance targets of Spectrum will vest on September 30, 2007, and awards associated with performance targets of other acquisitions will vest on December 31, 2008.
          The Company recognized compensation expense of $0.9 million and $1.0 million for the three months ended June 30, 2006 and 2005, respectively, and $1.7 million and $1.0 million for the six months ended June 30, 2006 and 2005, respectively, related to the vesting of awards under these incentive compensation agreements, based upon the fair value of the 225,546 common unit awards expected to be issued as of June 30, 2006, which is based upon management’s estimate of the probable outcome of the performance targets at that date. At June 30, 2006, the Company had approximately $4.7 million of unrecognized compensation expense related to the unvested portion of these awards based upon management’s estimate of performance target achievement. The Company follows SFAS No. 123(R) and recognized compensation expense related to these awards based upon the fair value method.
NOTE 13 — RELATED PARTY TRANSACTIONS
          Atlas Pipeline does not directly employ any persons to manage or operate its business. These functions are provided by the Company as general partner and employees of Atlas America. The Company does not receive a management fee in connection with its management of Atlas Pipeline apart from its interest as general partner and its right to receive incentive distributions. Atlas Pipeline reimburses the Company and its affiliates for compensation and benefits related to their executive officers, based upon an estimate of the time spent by such persons on activities for Atlas Pipeline. Other indirect costs, such as rent for offices, are allocated to Atlas Pipeline by Atlas America based on the number of its employees who devote substantially all of their time to activities on Atlas Pipeline’s behalf. Atlas Pipeline reimburses Atlas America at cost for direct costs incurred by them on its behalf.
          The Atlas Pipeline partnership agreement provides that the Company, as general partner, will determine the costs and expenses that are allocable to Atlas Pipeline in any reasonable manner determined by the Company at its sole discretion. Atlas Pipeline reimbursed the Company and its affiliates $0.9 million and $0.4 million for the three months ended June 30, 2006 and 2005, respectively, and $1.6 million and $1.0 million for six months ended June 30, 2006 and 2005, respectively, for compensation and benefits related to their executive officers. For the three months ended June 30, 2006 and 2005, direct reimbursements were $6.6 million and $7.6 million, respectively, and $13.1 million and $11.9 million for the six months ended June 30, 2006 and 2005, respectively, including certain costs that have been capitalized by Atlas Pipeline. The Company believes that the method utilized in allocating costs to Atlas Pipeline is reasonable.
          Under an agreement between Atlas Pipeline and Atlas America, Atlas America must construct up to 2,500 feet of sales lines from its existing wells in the Appalachian region to a point of connection to the Company’s gathering systems. The Company must, at its own cost, extend its system to connect to any such lines within 1,000 feet of its gathering systems. With respect to wells to be drilled by Atlas America that will be more than 3,500 feet from the Company’s gathering systems, the Company has various options to connect those wells to its gathering systems at its own cost.

NOTE 14 — OPERATING SEGMENT INFORMATION
          The Company has two business segments: natural gas gathering and transmission located in the Appalachian Basin area (“Appalachia”) of eastern Ohio, western New York and western Pennsylvania, and transmission, gathering and processing located in the Mid-Continent area (“Mid-Continent”) of primarily southern Oklahoma, northern Texas and Arkansas. Appalachia revenues are principally based on contractual arrangements with Atlas and its affiliates. Mid-Continent revenues are primarily derived from the sale of residue gas and NGLs and transport of natural gas. These operating segments reflect the way the Company manages its operations.

          The following summarizes the Company’s operating segment data for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Mid-Continent
Revenue:
Natural gas and liquids	$96,006	$79,700	$197,023	$122,034
Transportation and compression	5,360	—	14,110	—
Interest income and other	17	31	18	17

Total revenue and other income	101,383	79,731	211,151	122,051

Costs and expenses:
Natural gas and liquids	77,006	66,582	162,898	102,041
Plant operating	3,926	3,293	7,153	4,497
Transportation and compression	1,817	—	3,171	—
General and administrative	2,710	2,298	5,632	3,049
Minority interest in NOARK	(451)	—	118	—
Depreciation and amortization	4,375	2,503	8,834	3,858

Total costs and expenses	89,383	74,676	187,806	113,445

Segment profit	$12,000	$5,055	$23,345	$8,606

Appalachia
Revenue:
Transportation and compression — affiliates	$7,834	$5,352	$15,708	$10,199
Transportation and compression — third parties	19	23	46	38
Interest income and other	265	93	406	188

Total revenues and other income	8,118	5,468	16,160	10,425

Costs and expenses:
Transportation and compression	1,317	622	2,285	1,298
General and administrative	1,035	741	1,919	1,609
Depreciation and amortization	883	625	1,699	1,199

Total costs and expenses	3,235	1,988	5,903	4,106

Segment profit	$4,883	3,480	$10,257	$6,319

Reconciliation of segment profit to net income:
Segment profit
Mid-Continent	$12,000	$5,055	$23,345	$8,606
Appalachia	4,883	3,480	10,257	6,319

Total segment profit	16,883	8,535	33,602	14,925
Corporate general and administrative expenses	(1,035)	(757)	(1,919)	(1,626)
Interest expense	(6,154)	(4,177)	(12,491)	(5,312)
Minority interest in Atlas Pipeline	(4,621)	(1,248)	(9,668)	(3,434)
Other	—	(11)	—	(147)

Net income	$5,073	$2,342	$9,524	$4,406

Capital Expenditures:
Mid-Continent	$17,777	$10,796	$27,198	$14,530
Appalachia	4,473	6,010	8,614	8,353

	$22,250	$16,806	$35,812	$22,883

	June 30,	December 31,
	2006	2005
Balance sheet
Total assets:
Mid-Continent	$698,170	$668,782
Appalachia	31,135	43,428
Corporate other	22,609	30,516

	$751,914	$742,726

Goodwill:
Mid-Continent	$138,904	$109,141
Appalachia	2,305	2,305

	$141,209	$111,446

          The following tables summarize the Company’s total revenues by product or service for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Natural gas and liquids:
Natural gas	$42,083	$44,067	$99,597	$67,724
NGLs	44,970	31,549	82,918	48,933
Condensate	2,201	1,494	3,523	2,221
Other (1)	6,752	2,590	10,985	3,156

Total	$96,006	$79,700	$197,023	$122,034

Transportation and compression:
Affiliates	$7,834	$5,352	$15,708	$10,199
Third parties	5,379	23	14,156	38

Total	$13,213	$5,375	$29,864	$10,237

(1)	Includes treatment, processing, and other revenue associated with the products noted.
NOTE 15 — SUBSEQUENT EVENTS
          On July 26, 2006, Atlas America contributed its ownership interests in the Company, its wholly-owned subsidiary and Atlas Pipeline’s general partner, to Atlas Pipeline Holdings (NYSE: AHD), a wholly-owned subsidiary of Atlas America. Concurrent with this transaction, Atlas Pipeline Holdings issued 3,600,000 common units, representing a 17.1% ownership interest, in an initial public offering at a price of $23.00 per unit. The underwriters have been granted a 30-day option to purchase up to an additional 540,000 common units. Substantially all of the net proceeds from this offering were distributed to Atlas America.
          On July 26, 2006, Atlas Pipeline Holdings entered into a $50.0 million revolving credit facility maturing April 2010 with Wachovia Bank, National Association, as administrative agent and issuing bank, and a syndicate of banks. Atlas Pipeline Holdings may borrow under the credit facility (i) for general business purposes, including working capital, purchase debt or limited partnership units of Atlas Pipeline, fund general partner contributions to Atlas Pipeline, and make permitted acquisitions, (ii) to pay fees and expenses related to Atlas Pipeline Holdings’ credit facility, and (iii) for letters of credit. This credit facility contains customary covenants and events that constitute an event of default.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
          When used in this Form 10-Q, the words “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described under the caption “Risk Factors” in Atlas Pipeline Holdings, L.P.’s Registration Statement on Form S-1, as amended (Registration No. 333-130999 – the “Registration Statement”). These risks and uncertainties could cause actual results to differ materially from the results stated or implied in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.
          All references within this section to “we”, “our”, “us” and like terms refer to Atlas Pipeline Holdings, L.P. and, unless context requires otherwise, to Atlas Pipeline Partners GP, LLC, the general partner of Atlas Pipeline Partners, L.P.
          The following discussion provides information to assist in understanding our financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.
Overview
Initial Public Offering
          On July 26, 2006, Atlas America, Inc. and its subsidiaries (“Atlas America”) contributed its ownership interests in Atlas Pipeline Partners GP, LLC (“Atlas Pipeline GP”), its wholly-owned subsidiary and Atlas Pipeline Partners, L.P.’s (“Atlas Pipeline”) general partner, to Atlas Pipeline Holdings, L.P. (NYSE: AHD), a wholly-owned subsidiary of Atlas America. Concurrent with this transaction, we issued 3,600,000 common units, representing a 17.1% ownership interest, in an initial public offering at a price of $23.00 per unit. The underwriters have been granted a 30-day option to purchase up to an additional 540,000 common units. Substantially all of the net proceeds from this offering were distributed to Atlas America.
Financial Presentation
          As Atlas America did not contribute its ownership interests in Atlas Pipeline Partners GP, LLC to us until after the completion of the historical periods covered by this Form 10-Q, we, as the registrant, have provided our stand-alone financial statements within Item 1, “Financial Statements”. However, we have also provided the consolidated financial statements of Atlas Pipeline GP, which include the consolidated financial statements of Atlas Pipeline. Our stand-alone financial statements as of and for the six months ended June 30, 2006 consist principally of miscellaneous general and administration expenses and deferred costs incurred related to our initial public offering. As such, the remainder of the discussion within this section will reflect the operating activities and results of operations of Atlas Pipeline GP.
          We reflect our ownership interest in Atlas Pipeline on a consolidated basis, which means that our financial results are combined with Atlas Pipeline’s financial results. The non-controlling limited partner interest in Atlas will be reflected as an expense in our consolidated results of operations and as a liability on our consolidated balance sheet. We initially have no separate operating activities apart from those conducted by Atlas Pipeline, and our cash flows currently consist of distributions from Atlas Pipeline on our partnership interests in it, including the incentive distribution rights that we own. Our historical consolidated results of operations reflect the results of operations of our wholly-owned subsidiary, Atlas Pipeline GP, the general partner of Atlas Pipeline. Throughout this discussion when we refer to “our” consolidated results of operations, we are referring to the consolidated results of operations of Atlas Pipeline GP (including Atlas Pipeline’s financial results). Atlas Pipeline GP’s consolidated results of operations principally reflect the results of operations of Atlas Pipeline adjusted for non-controlling partners’ interest in Atlas Pipeline’s net income. The historical results of our operations do not reflect the incremental expenses we expect to incur as a result of being a publicly-traded partnership.
General
          Our cash generating assets consist of our interests in Atlas Pipeline, a publicly-traded Delaware limited partnership. Atlas Pipeline is a midstream energy service provider engaged in the transmission, gathering and processing of natural gas in the Mid-Continent and Appalachian regions of the United States. Our interests in Atlas Pipeline initially consist of a 100% ownership interest in Atlas Pipeline GP, the general partner of Atlas Pipeline, which owns:
•	a 2.0% general partner interest in Atlas Pipeline, which entitles it to receive 2.0% of the cash distributed by Atlas Pipeline;

•	all of the incentive distribution rights in Atlas Pipeline, which entitle it to receive increasing percentages, up to a maximum of 48.0%, of any cash distributed by Atlas Pipeline as it reaches certain target distribution levels in excess of $0.42 per unit in any quarter; and

•	1,641,026 common units of Atlas Pipeline, representing approximately 12.5% of the outstanding units of Atlas Pipeline, or an 11.4% limited partner interest in Atlas Pipeline.
Atlas Pipeline Partners, L.P.
          Atlas Pipeline is a publicly-traded Delaware limited partnership whose common units are listed on the New York Stock Exchange under the symbol “APL.” Atlas Pipeline was formed to acquire, own and operate natural gas gathering systems previously owned by Atlas America, a publicly traded company (NASDAQ: ATLS). Atlas Pipeline’s business is conducted in the midstream segment of the natural gas industry through two operating segments: its Mid-Continent operations and its Appalachian operations. Atlas Pipeline’s principal business objective is to generate cash for distribution to its unitholders.
          Through its Mid-Continent operations, Atlas Pipeline owns and operates:
•	a FERC-regulated, 565-mile interstate pipeline system, that extends from southeastern Oklahoma through Arkansas and into southeastern Missouri and has throughput capacity of approximately 322 MMcf/d;

•	two natural gas processing plants with aggregate capacity of approximately 230 MMcf/d and one treating facility with a capacity of approximately 200 MMcf/d, all located in Oklahoma; and

•	1,765 miles of active natural gas gathering systems located in Oklahoma, Arkansas, northern Texas and the Texas panhandle, which transport gas from wells and central delivery points in the Mid-Continent region to its natural gas processing plants or Ozark Gas Transmission.
          Through its Appalachian operations, Atlas Pipeline owns and operates 1,500 miles of intrastate natural gas gathering systems located in eastern Ohio, western New York and western Pennsylvania. Through an omnibus agreement and other agreements between Atlas Pipeline and Atlas America, the parent of our general partner and a leading sponsor of natural gas drilling investment partnerships in the Appalachian Basin,

Atlas Pipeline gather substantially all of the natural gas for its Appalachian operations from wells operated by Atlas America.
Significant Acquisitions
          Since Atlas Pipeline’s initial public offering in January 2000 through June 30, 2006, we have completed six acquisitions at an aggregate cost of approximately $590.1 million, including, most recently:
•	In May, 2006, we acquired the remaining 25% equity ownership interest in NOARK from Southwestern for a net purchase price of $65.5 million, consisting of $69.0 million in cash to the seller, (including the repayment of the $39.0 million of outstanding NOARK notes at the date of acquisition), less the seller’s interest in working capital at the date of acquisition of $3.5 million. In October 2005, we acquired from Enogex, a wholly-owned subsidiary of OGE Energy Corp., all of the outstanding equity of Atlas Arkansas, which owned the initial 75% interest in NOARK, for $163.0 million, plus $16.8 million for working capital adjustments and related transaction costs. NOARK’s principal assets include the Ozark Gas Transmission system, a 565-mile interstate natural gas pipeline, and Ozark Gas Gathering, a 365-mile natural gas gathering system.

•	In April 2005, we acquired all of the outstanding equity interests of Elk City for $196.0 million, including related transaction costs. Elk City’s principal assets include approximately 300 miles of natural gas pipelines located in the Anadarko Basin in western Oklahoma and the Texas panhandle, a natural gas processing facility in Elk City, Oklahoma, with a total capacity of approximately 130 MMcf/d and a gas treatment facility in Prentiss, Oklahoma, with a total capacity of approximately 200 MMcf/d.
Contractual Revenue Arrangements
          Our principal revenue is generated from the transportation and sale of natural gas and NGLs. Variables that affect our revenue are:
•	the volumes of natural gas we gather, transport and process which, in turn, depend upon the number of wells connected to our gathering systems, the amount of natural gas they produce, and the demand for natural gas and NGLs; and

•	the transportation and processing fees we receive which, in turn, depend upon the price of the natural gas and NGLs we transport and process, which itself is a function of the relevant supply and demand in the mid-continent, mid-Atlantic and northeastern areas of the United States.
          In Appalachia, substantially all of the natural gas we transport is for Atlas America under percentage of proceeds (“POP”) contracts, as described below, in which we earn a fee equal to a percentage, generally 16%, of the selling price of the gas subject, in most cases, to a minimum of $0.35 or $0.45 per thousand cubic feet, or mcf, depending upon the ownership of the well. Since our inception in January 2000, our Appalachian transportation fee has always exceeded this minimum in general. The balance of the Appalachian gas we transport is for third-party operators generally under fixed fee contracts.
          Our revenue in the Mid-Continent region is determined primarily by the fees earned from our transmission, gathering and processing operations. We either purchase natural gas from producers and move it into receipt points on our pipeline systems, and then sell the natural gas, or produced NGLs, if any, off of delivery points on our systems, or we transport natural gas across our systems, from receipt to delivery point, without taking title to the gas. Revenue associated with our FERC-regulated transmission pipeline is comprised of firm transportation rates and, to the extent capacity is available following the reservation of firm system capacity, interruptible transportation rates and is recognized at the time transportation services are provided. Revenue associated with the physical sale of natural gas is recognized upon physical delivery of the natural gas. In connection with our gathering and processing operations, we enter into the following types of contractual relationships with our producers and shippers:
          Fee-Based Contracts. These contracts provide for a set fee for gathering and processing raw natural gas. Our revenue is a function of the volume of gas that we gather and process and is not directly dependent on the value of the natural gas.
          POP Contracts. These contracts provide for us to retain a negotiated percentage of the sale proceeds from residue natural gas and NGLs we gather and process, with the remainder being remitted to the producer. In this situation, we and the producer are directly dependent on the volume of the commodity and its value; we own a percentage of that commodity and are directly subject to its market value.
          Keep-Whole Contracts. These contracts require us, as the processor, to bear the economic risk (the “processing margin risk”) that the aggregate proceeds from the sale of the processed natural gas and NGLs could be less than the amount that we paid for the unprocessed natural gas. However, since the gas received by the Elk City system, which is currently our only gathering system with keep-whole contracts, is generally low in liquids content and meets downstream pipeline specifications without being processed, the gas can be bypassed around the Elk City processing plant and delivered directly into downstream pipelines during periods of margin risk. Therefore, the processing margin risk associated with such type of contracts is minimized.
Recent Trends and Uncertainties
          The midstream natural gas industry links the exploration and production of natural gas and the delivery of its components to end-use markets and provides natural gas gathering, compression, dehydration, treating, conditioning, processing, fractionation and transportation services. This industry group is generally characterized by regional competition based on the proximity of gathering systems and processing plants to natural gas producing wells.
          We face competition for natural gas transportation and in obtaining natural gas supplies for our processing and related services operations. Competition for natural gas supplies is based primarily on the location of gas-gathering facilities and gas-processing plants, operating efficiency and reliability, and the ability to obtain a satisfactory price for products recovered. Competition for customers is based primarily on price, delivery capabilities, flexibility, and maintenance of high-quality customer relationships. Many of our competitors operate as master limited partnerships and enjoy a cost of capital comparable to and, in some cases, lower than ours. Other competitors, such as major oil and gas and pipeline companies, have capital resources and control supplies of natural gas substantially greater than ours. Smaller local distributors may enjoy a marketing advantage in their immediate service areas. We believe the primary difference between us and some of our competitors is that we provide an integrated and responsive package of midstream services, while some of our competitors provide only certain services. We believe that offering an integrated package of services, while remaining flexible in the types of contractual arrangements that we offer producers, allows us to compete more effectively for new natural gas supplies in our regions of operations.
          As a result of our POP and keep whole contracts, our results of operations and financial condition substantially depend upon the price of natural gas and NGLs. We believe that future natural gas prices will be influenced by supply deliverability, the severity of winter and summer weather and the level of United States economic growth. Based on historical trends, we generally expect NGL prices to follow changes in crude oil prices over the long term, which we believe will in large part be determined by the level of production from major crude oil exporting countries and the demand generated by growth in the world economy. The number of active oil and gas rigs has increased in recent years, mainly due to recent significant increases in natural gas prices, which could result in sustained increases in drilling activity during the current and future periods. However, energy market uncertainty could negatively impact North American drilling activity in the short term. Lower drilling levels over a sustained period would have a negative effect on natural gas volumes gathered and processed.
          We closely monitor the risks associated with commodity price changes on our future operations and, where appropriate, use various commodity instruments such as natural gas, crude oil and NGL contracts to hedge a portion of the value of our assets and operations from such price risks. We do not realize the full impact of commodity price changes because some of our sales volumes were previously hedged at prices different than actual market prices. Our profitability is positively influenced by increases in natural gas and NGL prices and negatively influenced if such prices decrease. A 10% change in the average price of NGLs, natural gas and condensate we process and sell would result in a change to our consolidated income for the twelve-month period ending June 30, 2007 of approximately $3.2 million.
Results of Operations
          The following table illustrates selected volumetric information related to our operating segments for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Operating data:
Appalachia:
Average throughput volumes (Mcf/d)	63,113	54,694	60,235	53,539
Average transportation rate per mcf	$1.34	$1.08	$1.44	$1.06
Mid-Continent:
Velma system:
Gathered gas volume (Mcf/d)	62,079	73,810	61,401	69,407
Processed gas volume (Mcf/d)	59,823	68,326	59,179	65,670
Residue gas volume (Mcf/d)	46,647	54,160	46,203	52,082
NGL production (Bbl/d)	6,674	7,149	6,505	6,779
Condensate volume (Bbl/d)	237	278	212	256
Elk City system:
Gathered gas volume (Mcf/d)	275,865	244,088	264,093	244,088
Processed gas volume (Mcf/d)	135,394	117,602	133,187	117,602
Residue gas volume (Mcf/d)	122,644	107,653	120,840	107,653
NGL production (Bbl/d)	6,237	5,537	5,999	5,537
Condensate volume (Bbl/d)	147	119	159	119
NOARK system:
Average throughput volume (Mcf/d)	243,014	—	241,093	—
Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
          Revenue. Natural gas and liquids revenue was $96.0 million for the three months ended June 30, 2006, an increase of $16.3 million from $79.7 million for the three months ended June 30, 2005. The increase was attributable to revenue contributions from the NOARK system acquired in October 2005 of $10.2 million and the Elk City system acquired in April 2005 of $9.6 million, partially offset by a decrease in Velma natural gas and liquids revenue of $3.5 million due to decreases in volume and realized commodity prices. Gross natural gas gathered on the Elk City system averaged 275.9 MMcf/d for the three months ended June 30, 2006, a 13.0% increase from the prior year comparable quarter. Gross natural gas gathered averaged 62.1 MMcf/d on the Velma system for the three months ended June 30, 2006, a decrease of 15.9% from the comparable prior year quarter due to a decline in low margin volume. For the NOARK system, average throughput volume was 243.0 MMcf/d for the three months ended June 30, 2006.
          Transportation and compression revenue increased to $13.2 million for the three months ended June 30, 2006 from $5.4 million for the comparable prior year quarter. This $7.8 million increase was primarily due to contributions from the transportation revenues associated with the NOARK system acquired in October 2005 of $4.1 million and the Elk City system acquired in April 2005 of $1.2 million and increases in the Appalachia average transportation rate earned and volume of natural gas transported. Appalachia’s average throughput volume was 63.1 MMcf/d for the three months ended June 30, 2006 as compared with 54.7 MMcf/d for the three months ended March 31, 2005, an increase of 8.4 MMcf/d or 15.4%. Our Appalachia average transportation rate was $1.34 per Mcf for the three months ended June 30, 2006 as compared with $1.08 per Mcf for the comparable prior year quarter, an increase of $0.26 per Mcf. The increase in the Appalachia average daily throughput volume was principally due to new wells connected to our gathering system and the completion of a capacity expansion project in 2005 on certain sections of our pipeline system.
          Costs and Expenses. Natural gas and liquids cost of goods sold of $77.0 million and plant operating expenses of $3.9 million for the three months ended June 30, 2006 represented increases of $10.4 million and $0.6 million, respectively, from the comparable prior year quarter amounts due primarily to contributions from the acquisitions, partially offset by lower Velma amounts due to lower volume and realized commodity prices. Transportation and compression expenses increased $2.5 million to $3.1 million for the three months ended June 30, 2006 due mainly to NOARK system operating costs and higher Appalachia operating costs as a result of compressors added during 2005 in connection with our capacity expansion project and higher maintenance expense as a result of additional wells connected to our gathering system.
          General and administrative expenses, including amounts reimbursed to affiliates, increased $1.0 million to $4.8 million for the three months ended June 30, 2006 compared with $3.8 million for the prior year comparable quarter. This increase was mainly due to higher costs associated with managing our business, including management of our 2005 acquisitions and capital raising opportunities.
          Depreciation and amortization increased to $5.3 million for the three months ended June 30, 2006 compared with $3.1 million for the three months ended June 30, 2005 due primarily            to the depreciation and amortization associated with the Elk City and NOARK assets acquired during 2005.
          Interest expense increased to $6.2 million for the three months ended June 30, 2006 as compared with $4.2 million for the comparable prior year quarter. This $2.0 million increase was primarily due to interest associated with our May 2006 and December 2005 issuances of 10-year senior unsecured notes, partially offset by a decrease in interest associated with borrowings under the credit facility.
          Minority interest in Atlas Pipeline’s net income, which represents the allocation of Atlas Pipeline’s earnings to its non-affiliated limited partners, increased to $4.6 million for the three months ended June 30, 2006 as compared with $1.2 million for the prior year comparable period. This $3.4 million increase was primarily due to an increase in Atlas Pipeline’s overall net income and an increase in its outstanding limited partner units due to additional common equity offerings during 2006 and 2005.
          Minority interest in NOARK of ($0.5) million for the three months ended June 30, 2006 represents Southwestern’s 25% ownership interest in the net loss of NOARK for the period prior to May 2, 2006, the date we acquired the remaining 25% ownership equity interest in NOARK. Our financial results include the consolidated financial statements of NOARK.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
     Revenue. Natural gas and liquids revenue was $197.0 million for the six months ended June 30, 2006, an increase of $75.0 million from $122.0 million for the six months ended June 30, 2005. The increase was primarily attributable to revenue contributions from the NOARK system acquired in October 2005 of $27.1 million and the Elk City system acquired in April 2005 of $49.0 million. Gross natural gas gathered on the Elk City system averaged 264.1 MMcf/d for the six months ended June 30, 2006, an 8.2% increase from the prior year period from April 15, its date of acquisition, through June 30, 2005. Gross natural gas gathered averaged 61.4 MMcf/d on the Velma system for the six months ended June 30, 2006, a decrease of 11.5% from the comparable prior year six month period due to a decline in low margin volume. For the NOARK system, average throughput volume was 241.1 MMcf/d for the six months ended June 30, 2006.
     Transportation and compression revenue increased to $29.9 million for the six months ended June 30, 2006 from $10.2 million for the comparable prior year period. This $19.7 million increase was primarily due to contributions from the transportation revenues associated with the NOARK system acquired in October 2005 of $11.8 million and the Elk City system acquired in April 2005 of $2.3 million and increases in the Appalachia average transportation rate earned and volume of natural gas transported. Appalachia’s average throughput volume was 60.2 MMcf/d for the six months ended June 30, 2006 as compared with 53.5 MMcf/d for the six months ended June 30, 2005, an increase of 6.7 MMcf/d or 12.5%. Our Appalachia average transportation rate was $1.44 per Mcf for the six months ended June 30, 2006 as compared with $1.06 per Mcf for the prior year six month period, an increase of $0.38 per Mcf. The increase in the Appalachia average daily throughput volume was principally due to new wells connected to our gathering system and the completion of a capacity expansion project in 2005 on certain sections of our pipeline system.
     Costs and Expenses. Natural gas and liquids cost of goods sold of $162.9 million and plant operating expenses of $7.2 million for the six months ended June 30, 2006 represented increases of $60.9 million and $2.7 million, respectively, from the comparable prior year amounts due primarily to contributions from the acquisitions. Transportation and compression expenses increased $4.2 million to $5.5 million for the six months ended June 30, 2006 due mainly to NOARK system operating costs and higher Appalachia operating costs as a result of compressors added during 2005 in connection with our capacity expansion project and higher maintenance expense as a result of additional wells connected to our gathering system.
     General and administrative expenses, including amounts reimbursed to affiliates, increased $3.2 million to $9.5 million for the six months ended June 30, 2006 as compared with the prior year comparable six month period. This increase was mainly due to higher costs associated with managing our business, including management of our 2005 acquisitions and capital raising opportunities.
     Depreciation and amortization increased to $10.5 million for the six months ended June 30, 2006 compared with $5.1 million for the six months ended June 30, 2005 due primarily to the depreciation and amortization associated with the Elk City and NOARK assets acquired during 2005.
     Minority interest in Atlas Pipeline’s net income, which represents the allocation of Atlas Pipeline’s earnings to its non-affiliated limited partners, increased to $9.7 million for the six months ended June 30, 2006 as compared with $3.4 million for the prior year comparable period. This increase was primarily due to an increase in Atlas Pipeline’s overall net income and an increase in its outstanding limited partner units due to additional common equity offerings during 2006 and 2005.
     Interest expense increased to $12.5 million for the six months ended June 30, 2006 as compared with $5.3 million for the comparable prior year six month period. This $7.2 million increase was primarily due to interest associated with our May 2006 and December 2005 issuances of 10-year senior unsecured notes, partially offset by a decrease in interest associated with borrowings under the credit facility.

Liquidity and Capital Resources
     Our primary sources of liquidity are cash generated from operations and borrowings under Atlas Pipeline’s or our credit facilities. Our primary cash requirements, in addition to normal operating expenses, are for debt service, capital expenditures, our quarterly cash distributions, and Atlas Pipeline’s quarterly distributions to its non-affiliated common unitholders. In general, we expect to fund:
•	our quarterly cash distributions, Atlas Pipeline’s cash distributions to its non-affiliated common unitholders, and maintenance capital expenditures through existing cash and cash flows from operating activities;

•	expansion capital expenditures and working capital deficits through the retention of cash and additional borrowings; and

•	debt principal payments through additional borrowings as they become due or by the issuance of additional Atlas Pipeline limited partner units.
     At June 30, 2006, Atlas Pipeline had no amounts outstanding under its credit facility and $10.1 million of outstanding letters of credit which are not reflected as borrowings on our consolidated balance sheet, with $214.9 million of remaining committed capacity under its $225.0 million credit facility, subject to covenant limitations (see “Atlas Pipeline’s Credit Facility”). In addition to the availability under its credit facility, Atlas Pipeline has a universal shelf registration statement on file with the Securities and Exchange Commission, which allows it to issue equity or debt securities (see “Atlas Pipeline Shelf Registration Statement”), of which $352.1 million remains available at June 30, 2006. At June 30, 2006, we had a working capital position of zero compared with $16.8 million at December 31, 2005. This decrease was primarily due to an increase in the current portion of our net hedge liability between periods, which is the result of changes in commodity prices after we entered into the hedges. The majority of our hedge transactions qualify as effective cash flow hedges, and changes in commodity prices with respect to these hedge transactions are reflected as adjustments to accumulated other comprehensive loss within the equity accounts on the consolidated balance sheet. Management believes that we have sufficient liquid assets, cash from operations and borrowing capacity to meet our financial commitments, debt service obligations, unitholder distributions, contingencies and anticipated capital expenditures. However, we are subject to business and operational risks that could adversely affect our cashflow. We may supplement our cash generation with proceeds from financing activities, including borrowings under our or Atlas Pipeline’s credit facility and other borrowings and the issuance of additional limited partner units.
Cash Flows – Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
     Net cash provided by operating activities of $5.4 million for the six months ended June 30, 2006 decreased $5.8 million from $11.2 million for the comparable prior year six month period. The decrease is derived principally from an $11.0 million increase in cash distributions to Atlas Pipeline’s minority interest partners and a $12.3 million decrease in cash resulting from changes in the components of working capital. These amounts were partially offset by increases in net income of $5.1 million, minority interest in Atlas Pipeline’s net income of $6.2 million, and depreciation and amortization of $5.5 million. The increase in cash distributions to Atlas Pipeline minority interest partners was due to an increase in the common limited partner units outstanding and the distribution amount per common limited partner unit. The decrease in cash resulting from changes in the components of working capital was the result of working capital required for the growth of the 2005 acquisitions of NOARK and Elk City. The increases in net income, minority interest in Atlas Pipeline’s net income and depreciation and amortization were principally due to the contribution from the 2005 acquisitions.
     Net cash used in investing activities was $65.7 million for the six months ended June 30, 2006, a decrease of $152.6 million from $218.3 million for the comparable prior year six month period. This decrease was principally due to a $165.6 million decrease in cash paid for acquisitions, partially offset by a $12.9 million increase in capital expenditures. Cash paid for acquisitions in 2006 consist of the acquisition of the remaining 25% equity ownership interest in NOARK, while cash paid for acquisitions in 2005 consist of the acquisition of Elk City. See further discussion of capital expenditures under “Capital Requirements.”
     Net cash provided by financing activities was $38.6 million for the six months ended June 30, 2006, a decrease of $163.6 million from $202.2 million of net cash used in financing activities for the comparable prior year six month period. This decrease was principally due to a $123.3 million increase in net repayments under Atlas Pipeline’s credit facility, a $71.9 million decrease in net proceeds received from the issuance of Atlas Pipeline common units, and a $39.0 million increase in repayment of Atlas Pipeline debt. These amounts were partially offset by a $40.0 million increase in net proceeds from the issuance of Atlas Pipeline cumulative convertible preferred units and a $36.7 million increase in net proceeds from the issuance of Atlas Pipeline senior notes. The changes in net proceeds from the issuance of Atlas Pipeline common units, preferred units, and senior notes and borrowing activity under Atlas Pipeline’s revolver principally relate to the construction of the Sweetwater gas plant, a new natural gas processing plant in Oklahoma expected to be operational in the third quarter of 2006 (see “– Significant Announced Internal Growth Project”) and Atlas Pipeline financing the acquisitions of Elk City in April 2005, the 75% ownership interest in NOARK in October 2005, and the remaining 25% ownership interest in NOARK in May 2006.
Capital Requirements
     Our operations require continual investment to upgrade or enhance existing operations and to ensure compliance with safety, operational, and environmental regulations. Our capital requirements consist primarily of:
•	maintenance capital expenditures to maintain equipment reliability and safety and to address environmental regulations; and

•	expansion capital expenditures to acquire complementary assets and to expand the capacity of our existing operations.
     The following table summarizes maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Maintenance capital expenditures	$917	$473	$2,078	$865
Expansion capital expenditures	21,333	16,333	33,734	22,018

Total	$22,250	$16,806	$35,812	$22,883

     Expansion capital expenditures increased to $21.3 million and $33.7 million for the three and six months ended June 30, 2006, respectively, due principally to expansions of the Appalachia, Velma and Elk City gathering systems, processing facilities and compressor upgrades to accommodate new wells drilled in our service areas. Expansion capital expenditures for Atlas Pipeline’s Mid-Continent region for the three and six months ended June 30, 2006 also include costs incurred of approximately $10.2 million and $15.5 million, respectively, related to the construction of the Sweetwater gas plant, a new natural gas processing plant in Oklahoma expected to be operational in the third quarter of 2006 (see “– Significant Announced Internal Growth Project”). As of June 30, 2006, we have incurred $26.2 million of the projected $40 million in expenditures related to the Sweetwater project. Maintenance capital expenditures for the three and six months ended June 30, 2006 increased to $0.9 million and $2.1 million, respectively, due to the additional maintenance requirements of the 2005 acquisitions. As of June 30, 2006, we are committed to expend approximately $25.4 million on pipeline extensions, compressor station upgrades and processing facility upgrades, including $9.2 million related to the Sweetwater gas plant.
Atlas Pipeline Holdings’ Credit Facility
     On July 26, 2006, we, as borrower, and Atlas Pipeline GP, as guarantor, entered into a $50.0 million revolving credit facility with Wachovia Bank, National Association, as administrative agent and issuing bank, and a syndicate of banks. Our credit facility matures in April 2010 and bears interest, at our option, at either (i) adjusted LIBOR (as defined in our credit facility) or (ii) the higher of the federal funds rate plus 0.5% or the Wachovia Bank, National Association prime rate, except that no more than five LIBOR loans may be outstanding at any time. Borrowings under our credit facility are secured by a first-priority lien on a security interest in all of our assets, including a pledge of Atlas Pipeline GP’s interests in Atlas Pipeline, and are guaranteed by Atlas Pipeline GP and our other subsidiaries (excluding Atlas Pipeline and its subsidiaries). Our credit facility contains customary covenants, including restrictions on our ability to incur additional indebtedness; make certain acquisitions, loans or investments; make distribution payments to our unitholders if an event of default exists or would result from such distribution; or enter into a merger or sale of substantially all of our property or assets, including the sale or transfer of interests in our subsidiaries.
     The events which constitute an event of default under our credit facility are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreements, adverse judgments against us in excess of a specified amount, a change of control of Atlas America, our general partner or any other obligor, and termination of a material agreement and occurrence of a material adverse effect.
     Our credit facility requires us to maintain a combined leverage ratio (defined as the ratio of the sum of (i) our funded debt (as defined in our credit facility) and (ii) Atlas Pipeline’s funded debt (as defined in our credit facility) to Atlas Pipeline’s EBITDA (as defined in Atlas Pipeline’s credit facility)) of not more than 5.5 to 1.0. In addition, our credit facility requires us to maintain a funded debt (as defined in our credit facility) to EBITDA ratio of not more than 3.5 to 1.0; and an interest coverage ratio (as defined in our credit facility) of not less than 3.0 to 1.0. Our credit facility defines EBITDA for any period of four fiscal quarters as the sum of (i) four times the amount of cash distributions payable with respect to the last fiscal quarter in such period by Atlas Pipeline to us in respect of our general partner interest, limited partner interest and incentive distribution rights in Atlas Pipeline and (ii) our consolidated net income (as defined in our credit facility and as adjusted as provided in our credit facility).
     We may borrow under our credit facility (i) for general business purposes, including for working capital, to purchase debt or limited partnership units of Atlas Pipeline, to fund general partner contributions from us to Atlas Pipeline and to make permitted acquisitions, (ii) to pay fees and expenses related to our credit facility and (iii) for letters of credit.
Atlas Pipeline Partnership Distributions
     Atlas Pipeline’s partnership agreement requires that it distribute 100% of available cash to its common unitholders and us, as general partner, within 45 days following the end of each calendar quarter in accordance with their respective percentage interests. Available cash consists generally of all of Atlas Pipeline’s cash receipts, less cash disbursements and net additions to reserves, including any reserves required under debt instruments for future principal and interest payments.

     We, as Atlas Pipeline’s general partner, are granted discretion by Atlas Pipeline’s partnership agreement to establish, maintain and adjust reserves for future operating expenses, debt service, maintenance capital expenditures, rate refunds and distributions for the next four quarters. These reserves are not restricted by magnitude, but only by type of future cash requirements with which they can be associated. When we determine Atlas Pipeline’s quarterly distributions, we consider current and expected reserve needs along with current and expected cash flows to identify the appropriate sustainable distribution level.
     Available cash is initially distributed 98% to Atlas Pipeline’s common limited partners and 2% to us, as general partner. These distribution percentages are modified to provide for incentive distributions to be paid to us if quarterly distributions to common limited partners exceed specified targets. Incentive distributions are generally defined as all cash distributions paid to us that are in excess of 2% of the aggregate amount of cash being distributed. Atlas Pipeline’s incentive distributions declared for three and six months ended June 30, 2006 was $3.7 million and $7.2 million, respectively.
Atlas Pipeline Common Equity Offerings
     On May 12, 2006, Atlas Pipeline sold 500,000 common units to Wachovia Securities, which has offered the common unit to public investors. The units, which were issued under Atlas Pipeline’s previously filed shelf registration statement, resulted in net proceeds of approximately $19.8 million, after underwriting commissions and other transaction costs. Atlas Pipeline utilized the net proceeds from the sale to partially repay borrowings under its credit facility made in connection with its recent acquisition of the remaining 25% interest in NOARK. Subsequent to this transaction, Atlas Pipeline had 13,049,266 common limited partner units outstanding.
     In November 2005, Atlas Pipeline sold 2,700,000 of its common units in a public offering for gross proceeds of $113.4 million. In addition, pursuant to an option granted to the underwriters of the offering, Atlas Pipeline sold an additional 330,000 common units in December 2005 for gross proceeds of $13.9 million, resulting in aggregate total gross proceeds of $127.3 million. The units, which were issued under Atlas Pipeline’s previously filed shelf registration statement, resulted in total net proceeds of approximately $121.0 million, after underwriting commissions and other transaction costs. Atlas Pipeline primarily utilized the net proceeds from the sale to repay a portion of the amounts due under its credit facility.
     In June 2005, Atlas Pipeline sold 2,300,000 common units in a public offering for total gross proceeds of $96.5 million. The units, which were issued under Atlas Pipeline’s previously filed shelf registration statement, resulted in net proceeds of approximately $91.7 million, after underwriting commissions and other transaction costs. Atlas Pipeline primarily utilized the net proceeds from the sale to repay a portion of the amounts due under its credit facility.
Atlas Pipeline’s Shelf Registration Statement
     Atlas Pipeline has an effective shelf registration statement with the Securities and Exchange Commission that permits it to periodically issue equity and debt securities for a total value of up to $500 million. As of June 30, 2006, $352.1 million remains available for issuance under the shelf registration statement. However, the amount, type and timing of any offerings will depend upon, among other things, Atlas Pipeline’s funding requirements, prevailing market conditions, and compliance with its credit facility covenants.
Atlas Pipeline’s Convertible Preferred Units
     On March 13, 2006, Atlas Pipeline sold 30,000 6.5% cumulative convertible preferred units representing limited partner interests to Sunlight Capital Partners, LLC, an affiliate of Elliott & Associates, for aggregate proceeds of $30.0 million. Atlas Pipeline also sold an additional 10,000 6.5% cumulative preferred units to Sunlight Capital Partners for $10.0 million on May 19, 2006, pursuant to Atlas Pipeline’s right to require Sunlight Capital Partners to purchase such additional units under the purchase agreement with Sunlight. The preferred units are entitled to receive dividends of 6.5% per annum commencing on March 13, 2007, which will accrue and be paid quarterly on the same date as the distribution payment date for Atlas Pipeline’s common units. The preferred units are convertible, at the holder’s option, into common units commencing on the date immediately following the first record date after March 13, 2007 at a conversion price equal to the lesser of $41.00 or 95% of the market price of Atlas Pipeline’s common units as of the date of the notice of conversion. Atlas Pipeline may elect to pay cash rather than issue common units in satisfaction of a conversion request. Atlas Pipeline has the right to call the preferred units at a specified premium. Atlas Pipeline has also agreed to file a registration statement to cover the resale of the common units underlying the preferred units. The net proceeds from the initial issuance of the preferred units was used to fund a portion of Atlas Pipeline’s capital expenditures in 2006, including the construction of the Sweetwater gas plant and related gathering system. The proceeds from the issuance of the additional 10,000 preferred units was used to reduce indebtedness under Atlas Pipeline’s credit facility incurred in connection with the acquisition of the remaining 25% interest in NOARK. The preferred units are reflected on our consolidated balance sheet as minority interest in Atlas Pipeline. If converted to common units, the preferred equity amount converted will continue to be classified as minority interest in Atlas Pipeline on our consolidated balance sheet. Dividends accrued and paid on the preferred units and any premium paid upon their redemption, if any, will be recognized as a reduction to our net income in determining net income attributable to unitholders.
Atlas Pipeline’s Credit Facility
     Atlas Pipeline has a $225.0 million credit facility with a syndicate of banks which matures in June 2011. The credit facility bears interest, at Atlas Pipeline’s option, at either (i) adjusted LIBOR plus the applicable margin, as defined, or (ii) the higher of the federal funds rate plus 0.5% or the Wachovia Bank prime rate (each plus the applicable margin). There were no amounts outstanding under the credit facility at June 30, 2006. Up to $50.0 million of the credit facility may be utilized for letters of credit, of which $10.1 million was outstanding at June 30, 2006. These outstanding letter of credit amounts were not reflected as borrowings on our consolidated balance sheet. Borrowings under the credit facility are secured by a lien on and security interest in all of Atlas Pipeline’s property and that of its wholly-owned subsidiaries, and by the guaranty of each of its wholly-owned subsidiaries. The credit facility contains customary covenants, including restrictions on Atlas Pipeline’s ability to incur additional indebtedness; make certain acquisitions, loans or investments; make distribution payments to its unitholders if an event of default exists; or enter into a merger or sale of assets, including the sale or transfer of interests in its subsidiaries. Atlas Pipeline is in compliance with these covenants as of June 30, 2006.
     The events which constitute an event of default are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreements, adverse judgments against Atlas Pipeline in excess of a specified amount, and a change of control of us, as general partner.
     The credit facility requires Atlas Pipeline to maintain a ratio of senior secured debt (as defined in the credit facility) to EBITDA (as defined in the credit facility) of not more than 4.0 to 1.0; a funded debt (as defined in the credit facility) to EBITDA ratio of not more than 5.25 to 1.0; and an interest coverage ratio (as defined in the credit facility) of not less than 3.0 to 1.0. The credit facility defines EBITDA to include pro forma adjustments, acceptable to the administrator of the facility, following material acquisitions. As of June 30, 2006, Atlas Pipeline’s ratio of senior secured debt to EBITDA was 0.1 to 1.0, its funded debt ratio was 3.2 to 1.0 and its interest coverage ratio was 4.1 to 1.0.
     Atlas Pipeline is unable to borrow under its credit facility to pay distributions of available cash to unitholders because such borrowings would not constitute “working capital borrowings” pursuant to its partnership agreement.

Atlas Pipeline’s Senior Notes
     In December 2005, Atlas Pipeline and its subsidiary, Atlas Pipeline Finance Corp. (“APFC”), issued $250.0 million of 10-year, 8.125% senior unsecured notes (“Senior Notes”) in a private placement transaction pursuant to Rule 144A and Regulation S under the Securities Act of 1933 for net proceeds of $243.1 million, after underwriting commissions and other transaction costs. In May 2006, Atlas Pipeline and APFC issued an additional $35.0 million of senior unsecured notes at 103% par value, with a resulting effective yield of approximately 7.6%, for net proceeds of approximately $36.7 million, including accrued interest and net of initial purchaser’s discount and other transaction costs. Interest on the Senior Notes is payable semi-annually in arrears on June 15 and December 15. The Senior Notes are redeemable at any time on or after December 15, 2010 at certain redemption prices, together with accrued and unpaid interest to the date of redemption. The Senior Notes are also redeemable at any time prior to December 15, 2010 at stated redemption prices, together with accrued and unpaid interest to the date of redemption. In addition, prior to December 15, 2008, Atlas Pipeline may redeem up to 35% of the aggregate principal amount of the Senior Notes with the proceeds of certain equity offerings at a stated redemption price. The Senior Notes are also subject to repurchase by Atlas Pipeline at a price equal to 101% of their principal amount, plus accrued and unpaid interest, upon a change of control or upon certain asset sales if it does not reinvest the net proceeds within 360 days. The Senior Notes are junior in right of payment to Atlas Pipeline’s secured debt, including obligations under its credit facility.
     The indenture governing the Senior Notes contains covenants, including limitations of Atlas Pipeline’s ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of its assets. Atlas Pipeline is in compliance with these covenants as of June 30, 2006.
     In connection with a Senior Notes registration rights agreement entered into by Atlas Pipeline, they agreed to (a) file an exchange offer registration statement with the Securities and Exchange Commission for the Senior Notes by April 19, 2006, (b) cause the exchange offer registration statement to be declared effective by the Securities and Exchange Commission by July 18, 2006, and (c) cause the exchange offer to be consummated by August 17, 2006. If Atlas Pipeline does not meet the aforementioned deadlines, the Senior Notes will be subject to additional interest, up to 1% per annum, until such time that the deadlines have been met. On April 19, 2006, Atlas Pipeline filed an exchange offer registration statement for the Senior Notes with the Securities and Exchange Commission, which was declared effective on July 11, 2006. Atlas Pipeline expects to consummate the exchange offer by August 17, 2006 and thereby fulfill all of the requirements of the Senior Notes registration rights agreement by the specified dates.
NOARK Notes
     On May 2, 2006, we acquired the remaining 25% equity ownership interest in NOARK from Southwestern. Prior to this acquisition, NOARK’s subsidiary, NOARK Pipeline Finance, L.L.C., had $39.0 million in principal amount outstanding of 7.15% notes due in 2018, which was presented as debt on our consolidated balance sheet, to be allocated severally 100% to Southwestern. In connection with the acquisition of the 25% equity ownership interest in NOARK, Southwestern acquired NOARK Pipeline Finance, L.L.C. and agreed to retain the obligation for the outstanding NOARK notes, with the result that neither we nor NOARK have any further liability with respect to such notes.

Significant Announced Internal Growth Project
     In October 2005, we announced plans to complete construction of a new natural gas processing plant in Beckham County, Oklahoma near its Prentiss treating facility, in the third quarter of 2006. The new plant, to be known as the Sweetwater gas plant, will be scaled to 120 MMcf/d of processing capacity. The Sweetwater gas plant will be located west of our Elk City gas plant, and is being built to further access natural gas production actively being developed in western Oklahoma and the Texas panhandle. Along with the Sweetwater gas plant, we will construct a gathering system to be located primarily in western Oklahoma and in the Texas panhandle, more specifically, Beckham and Roger Mills counties in Oklahoma and Hemphill County, Texas. We anticipate that construction of the Sweetwater gas plant and associated gathering system will cost approximately $40.0 million, of which approximately $26.2 million has been expended through June 30, 2006.
Critical Accounting Policies and Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires making estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenues and expenses during the reporting period. Although we believe our estimates are reasonable, actual results could differ from those estimates. A discussion of our significant accounting policies we have adopted and followed in the preparation of our consolidated financial statements is included within our Registration Statement on Form S-1, as amended (Registration No. 333-130999), and there have been no material changes to these policies through June 30, 2006.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in interest rates and oil and gas prices. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonable possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments were entered into for purposes other than trading.
     All of our assets and liabilities are denominated in U.S. dollars, and as a result, we do not have exposure to currency exchange risks.
     We are exposed to various market risks, principally fluctuating interest rates and changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We manage these risks through regular operating and financing activities and periodic use of derivative financial instruments. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on June 30, 2006. Only the potential impact of hypothetical assumptions is analyzed. The analysis does not consider other possible effects that could impact our business.
     Interest Rate Risk. At June 30, 2006, Atlas Pipeline had a $225.0 million revolving credit facility (no amounts outstanding) to fund the expansion of its existing gathering systems, acquire other natural gas gathering systems and fund working capital movements as needed. Borrowings under this credit facility in future periods will subject us to movements in interest rates, which could negatively impact our net income and cash flow.
     Commodity Price Risk. We are exposed to commodity prices as a result of being paid for certain services in the form of commodities rather than cash. For gathering services, we receive fees or commodities from producers to bring the raw natural gas from the wellhead to the processing plant. For processing services, we either receive fees or commodities as payment for these services, based on the type of contractual agreement. Based on our current portfolio of gas supply contracts, we have long condensate, NGL, and natural gas positions. A 10% change in the average price of NGLs, natural gas and condensate we process and sell would result in a change to our consolidated income for the twelve-month period ending June 30, 2007 of approximately $3.2 million.
     We enter into certain financial swap and option instruments that are classified as cash flow hedges in accordance with SFAS No. 133 to hedge our forecasted natural gas, NGLs and condensate sales against the variability in expected future cash flows attributable to changes in market prices. The swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas, NGLs and condensate is sold. Under these swap agreements, we receive a fixed price and remit a floating price based on certain indices for the relevant contract period.
     We formally document all relationships between hedging instruments and the items being hedged, including our risk management objective and strategy for undertaking the hedging transactions. This includes matching the natural gas futures and options contracts to the forecasted transactions. We assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives are effective in offsetting changes in the forecasted cash flow of hedged items. If it is determined that a derivative is not effective as a hedge or that it has ceased to be an effective hedge due to the loss of correlation between the hedging instrument and the underlying commodity, we will discontinue hedge accounting for the derivative and subsequent changes in the derivative fair value, which we determine through utilization of market data, will be recognized immediately within our consolidated statements of income.
     Derivatives are recorded on the consolidated balance sheet as assets or liabilities at fair value. For derivatives qualifying as hedges, we recognize the effective portion of changes in fair value in our equity accounts as accumulated other comprehensive loss and reclassify them to natural gas and liquids revenue within the consolidated statements of income as the underlying transactions are settled. For non-qualifying derivatives and for the ineffective portion of qualifying derivatives, we recognize changes in fair value within our consolidated statements of income as they occur. At June 30, 2006 and December 31, 2005, we reflected net hedging liabilities on our consolidated balance sheets of $43.0 million and $30.4 million, respectively. Of the $42.9 million of net loss in accumulated other comprehensive loss at June 30, 2006, if the fair value of the instruments remain at current market values, we will reclassify $18.7 million of losses to our consolidated statements of income over the next twelve month period as these contracts expire, and $24.2 million will be reclassified in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedge gains or losses are recorded within natural gas and liquids revenue in our consolidated statements of income while the hedge contracts are open and may increase or decrease until settlement of the contract. We recognized losses of $3.2 million and $1.3 million for the three months ended June 30, 2006 and 2005, respectively, and losses of $5.6 million and $1.9 million for the six months ended June 30, 2006 and 2005, respectively, within our consolidated statements of income related to the settlement of qualifying hedge instruments. We also recognized gains of $0.4 million and $0.3 million for the three months ended June 30, 2006 and 2005, respectively, and gains of $0.9 million and $0.1 million for the six months ended June 30, 2006 and 2005, respectively, within our consolidated statements of income related to the change in market value of non-qualifying or ineffective hedges.
     A portion of our future natural gas sales is periodically hedged through the use of swaps and collar contracts. Realized gains and losses on the derivative instruments that are classified as effective hedges are reflected in the contract month being hedged as an adjustment to revenue.

     As of June 30, 2006, we had the following NGLs, natural gas, and crude oil volumes hedged:
Natural Gas Liquids Sales

Production		Average	Fair Value
Period	Volumes	Fixed Price	Liability(1)
Ended December 31,	(gallons)	(per gallon)	(in thousands)
2006	31,122,000	$0.758	$(9,751)
2007	36,036,000	0.717	(12,238)
2008	33,012,000	0.697	(11,491)
2009	8,568,000	0.746	(2,750)

			$(36,230)

Natural Gas Sales

Production		Average	Fair Value
Period	Volumes	Fixed Price	Liability(3)
Ended December 31,	(MMBTU)(2)	(per MMBTU)	(in thousands)
2006	500,000	$7.019	$(194)
2007	1,080,000	7.255	(2,080)
2008	240,000	7.270	(487)

			$(2,761)

Natural Gas Basis Sales

Production		Average	Fair Value
Period	Volumes	Fixed Price	Asset(3)
Ended December 31,	(MMBTU)(2)	(per MMBTU)	(in thousands)
2006	600,000	$(0.525)	$376
2007	1,080,000	(0.535)	739
2008	240,000	(0.555)	146

			$1,261

Natural Gas Purchases

Production		Average	Fair Value
Period	Volumes	Fixed Price	Liability(3)
Ended December 31,	(MMBTU)(2)	(per MMBTU)	(in thousands)
2006	1,800,000	$7.857	$(810)

$(810)

Natural Gas Basis Purchases

Production		Average	Fair Value
Period	Volumes	Fixed Price	Liability(3)
Ended December 31,	(MMBTU)(2)	(per MMBTU)	(in thousands)
2006	2,160,000	$(0.781)	$(738)

$(738)

Crude Oil Sales

Production		Average	Fair Value
Period	Volumes	Strike Price	Liability(3)
Ended December 31,	(barrels)	(per barrel)	(in thousands)
2006	35,400	$52.956	$(776)
2007	80,400	56.069	(1,613)
2008	62,400	59.267	(933)
2009	36,000	62.700	(335)

			$(3,657)

Crude Oil Sales Options

Production		Average	Fair Value
Period	Volumes	Strike Price	Liability(3)
Ended December 31,	(barrels)	(per barrel)	(in thousands)	Option Type
2006	6,600	$60.000	$—	Puts purchased
2006	6,600	73.380	(10)	Calls sold
2007	13,200	60.000	—	Puts purchased
2007	13,200	73.380	(36)	Calls sold
2008	17,400	60.000	—	Puts purchased
2008	17,400	72.807	(19)	Calls sold
2009	30,000	60.000	—	Puts purchased
2009	30,000	71.250	(23)	Calls sold

			$(88)

Total net liability			$(43,023)

(1)	Fair value based upon management estimates, including forecasted forward NGL prices as a function of forward NYMEX natural gas, light crude and propane prices.

(2)	MMBTU represents million British Thermal Units.

(3)	Fair value based on forward NYMEX natural gas, light crude and propane prices, as applicable.
ITEM 4. CONTROLS AND PROCEDURES
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our General Partner’s Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     Under the supervision of our General Partner’s Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our General Partner’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
     There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     None.
ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Certificate of Limited Partnership of Atlas Pipeline Holdings, L.P.(1)

3.2	Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Holdings, L.P.

4.1	Specimen Certificate Representing Common Units(2)

10.1	Certificate of Formation of Atlas Pipeline Holdings GP, LLC(1)

10.2	Amended and Restated Limited Liability Company Agreement of Atlas Pipeline Partners GP, LLC(3)

10.3	Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(1)

10.4	Contribution and Conveyance Agreement dated as of July 26, 2006

10.5
Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Units and Qualifications, Limitations and Restrictions thereof, of 6.5% Cumulative Convertible Preferred Units for Atlas Pipeline Partners, L.P.(3)

10.6	Atlas Pipeline Holdings, L.P. Long Term Incentive Plan(3)

10.7	Revolving Credit Agreement among Atlas Pipeline Holdings, L.P., Atlas Pipeline Partners GP, LLC, Wachovia Bank, National Association, and other banks party thereto, dated as of July 26, 2006

10.8	Revolving Credit and Term Loan Agreement among Atlas Pipeline Partners, L.P., Wachovia Bank, National Association and the other parties thereto, dated as of April 14, 2005(3)

10.8(a)	First Amendment to Revolving Credit and Term Loan Agreement, among Atlas Pipeline Partners, L.P., Wachovia Bank, National Association and the other parties thereto, dated October 31, 2005(3)

10.8(b)	Third Amendment to Revolving Credit and Term Loan Agreement among Atlas Pipeline Partners, L.P., Wachovia Bank, National Association, and the other parties thereto, dated as of June 29, 2006(4)

10.9
Master Natural Gas Gathering Agreement among Atlas Pipeline Partners, L.P., Atlas Pipeline Operating Partnership, Atlas America, Inc., Resource Energy, Inc. and Viking Resources Corporation, dated as of February 2, 2000(1)

10.10
Natural Gas Gathering Agreement among Atlas Pipeline Partners, L.P., Atlas Pipeline Operating Partnership, L.P., Atlas Resources, Inc., Atlas Energy Group, Inc., Atlas Noble Corporation, Resource Energy, Inc. and Viking Resources Corporation dated as of January 1, 2002(1)

10.11
Amendment to Master Natural Gas Gathering Agreement and Natural Gas Gathering Agreement among Atlas America, Inc., Atlas Pipeline Partners, L.P., Atlas Pipeline Operating Partnership, L.P., Resource Energy, Inc., Viking Resources Corporation, Atlas Noble Corp. and Atlas Resources, Inc., dated as of October 25, 2005(3)

10.12	Senior Notes Indenture among Atlas Pipeline Partners, L.P., Atlas Pipeline Finance Corp., Wachovia Bank, National Association, and the other parties thereto, dated as of December 20, 2005(3)

Exhibit No.	Description

10.13
Omnibus Agreement among Atlas Pipeline Partners, L.P., Atlas Pipeline Operating Partnership, Atlas America, Inc., Resource Energy, Inc. and Viking Resources Corporation, dated as of February 2, 2000(3)

10.14	Amended and Restated Agreement of Limited Partnership of NOARK Pipeline System, Limited Partnership, dated as of June 12, 1998(3)

10.14(a)	First Amendment to Amended and Restated Agreement of Limited Partnership of NOARK Pipeline System, Limited Partnership, dated as of June 18, 1998(3)

10.15	Omnibus Agreement among Atlas Pipeline Holdings, L.P., Atlas Pipeline Holdings GP, LLC and Atlas Pipeline Partners, L.P. dated as of July 26, 2006

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification

31.2	Rule 13(a)-14(a)/14(d)-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

(1)	Previously filed as an exhibit to the Partnership’s registration statement on Form S-1/A on March 15, 2006 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Partnership’s registration statement on Form S-1/A on April 11, 2006 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Partnership’s registration statement on Form S-1/A on June 19, 2006 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Partnership’s registration statement on Form S-1/A on July 11, 2006 and incorporated herein by reference.

SIGNATURES
ATLAS PIPELINE PARTNERS, L.P.
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: Atlas Pipeline Holdings GP, LLC, its General Partner

Date: September 1, 2006	By:	/s/ EDWARD E. COHEN

Edward E. Cohen
Chairman of the Managing Board of the General Partner
(Chief Executive Officer of the General Partner)

Date: September 1, 2006	By:	/s/ MATTHEW A. JONES

Matthew A. Jones
Chief Financial Officer of the General Partner

Date: September 1, 2006	By:	/s/ SEAN P. MCGRATH

Sean P. McGrath
Chief Accounting Officer of the General Partner