Form 10-Q
period 2007-03-31
Atlas Pipeline Holdings, L.P.
filed 2007-05-04
CIK 1347218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-32953
ATLAS PIPELINE HOLDINGS, L.P.
(Exact name of registrant as specified in its charter)

DELAWARE	43-2094238
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

311 Rouser Road
Moon Township, Pennsylvania	15108
(Address of principal executive office)	(Zip code)
Registrant’s telephone number, including area code:(412) 262-2830
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006 (Unaudited)	3

Consolidated Statements of Income for the Three Months Ended March 31, 2007 and 2006 (Unaudited)	4

Consolidated Statement of Partners’ Deficit for the Three Months Ended March 31, 2007 (Unaudited)	5

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006 (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7 – 19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20 – 28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28 – 31

Item 4. Controls and Procedures	31

PART II. OTHER INFORMATION

Item 6. Exhibits	32

SIGNATURES	33
Certification
Certification
Certification pursuant to 18 U.S.C. Section 1350
Certification pursuant to 18 U.S.C. Section 1350

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,939	$2,198
Accounts receivable — affiliates	4,712	7,087
Accounts receivable	50,360	51,192
Current portion of derivative asset	—	5,437
Prepaid expenses and other	6,080	10,489

Total current assets	63,091	76,403

Property, plant and equipment, net	619,537	607,097

Long-term derivative asset	—	305

Intangible assets, net	24,927	25,530

Goodwill	63,441	63,441

Other assets, net	13,750	14,358

	$784,746	$787,134

LIABILITIES AND PARTNERS’ DEFICIT

Current liabilities:
Current portion of long-term debt	$50	$71
Accounts payable	12,490	18,624
Accrued liabilities	12,402	6,673
Current portion of derivative liability	18,108	17,362
Accrued producer liabilities	30,534	32,766

Total current liabilities	73,584	75,496

Long-term derivative liability	9,916	8,505

Long-term debt, less current portion	338,976	324,012

Minority interest in Atlas Pipeline Partners, L.P.	408,221	386,131

Commitments and contingencies

Partners’ deficit:
Common limited partners’ interests	5,052	6,899
Accumulated other comprehensive loss	(51,003)	(13,909)

Total partners’ deficit	(45,951)	(7,010)

	$784,746	$787,134

See accompanying notes to consolidated financial statements

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per unit data)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenue:
Natural gas and liquids	$102,176	$100,477
Transportation and compression – affiliates	7,720	7,874
Transportation and compression – third parties	9,838	8,777
Other income (loss)	(2,190)	682

Total revenue and other income (loss)	117,544	117,810

Costs and expenses:
Natural gas and liquids	87,810	85,892
Plant operating	4,530	3,227
Transportation and compression	3,112	2,076
General and administrative	6,568	4,216
Compensation reimbursement – affiliates	630	720
Depreciation and amortization	6,534	5,275
Interest	6,846	6,337
Minority interest in NOARK	—	569
Minority interest in Atlas Pipeline Partners, L.P.	(1,149)	5,142

Total costs and expenses	114,881	113,454

Net income	$2,663	$4,356

Allocation of net income attributable to common limited partners/owners:
Portion applicable to owners’ interest (period prior to the initial public offering on July 26, 2006)	$—	$4,356
Portion applicable to common limited partners’ interest (period subsequent to the initial public offering on July 26, 2006)	2,663	—

Net income attributable to common limited partners/owners	$2,663	$4,356

Net income attributable to common limited partners per unit:
Basic	$0.13

Diluted	$0.13

Weighted average common limited partner units outstanding:
Basic	21,100

Diluted	21,123

See accompanying notes to consolidated financial statements

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF PARTNERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(in thousands, except unit data)
(Unaudited)

			Accumulated
	Common Limited		Other	Total
	Partners’ Capital		Comprehensive	Partners’
	Units	$	Loss	Deficit
Balance at January 1, 2007	21,100,000	$6,899	$(13,909)	$(7,010)
Reimbursement of costs incurred related to issuance of common limited partner units in initial public offering		166		166
Unissued common units under incentive plans	—	654	—	654
Distributions paid to common limited Partners	—	(5,275)	—	(5,275)
Distribution equivalent rights paid on unissued units under incentive plans	—	(55)	—	(55)
Other comprehensive loss	—	—	(37,094)	(37,094)
Net income attributable to common limited partners	—	2,663	—	2,663

Balance at March 31, 2007	21,100,000	$5,052	$(51,003)	$(45,951)

See accompanying notes to consolidated financial statements

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,663	$4,356
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in net income of Atlas Pipeline Partners, L.P.	(1,149)	5,142
Distributions paid to minority interest limited partners in Atlas Pipeline Partners, L.P.	(9,838)	(9,054)
Depreciation and amortization	6,534	5,275
Non-cash loss (gain) on derivatives	2,277	(540)
Non-cash compensation expense	2,435	1,319
Amortization of deferred finance costs	558	593
Minority interest in NOARK	—	569
Change in operating assets and liabilities:
Accounts receivable and prepaid expenses and other	5,243	(169)
Accounts payable and accrued liabilities	(2,636)	(6,988)
Accounts payable and accounts receivable – affiliates	2,375	542

Net cash provided by operating activities	8,462	1,045

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18,377)	(13,562)
Other	86	(4)

Net cash used in investing activities	(18,291)	(13,566)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Atlas Pipeline Partners, L.P. credit facility	60,500	9,500
Repayments under Atlas Pipeline Partners, L.P. credit facility	(45,500)	(19,000)
Net proceeds from issuance of Atlas Pipeline Partners, L.P. preferred limited partner units	—	29,994
Distributions paid to common limited partners	(5,275)	—
Capital contribution from owners	—	591
Distributions to owners	—	(4,999)
Other	(155)	(13)

Net cash provided by financing activities	9,570	16,073

Net change in cash and cash equivalents	(259)	3,552
Cash and cash equivalents, beginning of period	2,198	34,237

Cash and cash equivalents, end of period	$1,939	$37,789

See accompanying notes to consolidated financial statements

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)
NOTE 1 – BASIS OF PRESENTATION
     Atlas Pipeline Holdings, L.P. (“Atlas Pipeline Holdings” or the “Partnership”) is a publicly-traded Delaware limited partnership (NYSE: AHD). On July 26, 2006, Atlas America, Inc. and its affiliates (“Atlas America”), a publicly-traded company (NASDAQ: ATLS), contributed its ownership interests in Atlas Pipeline Partners GP, LLC (“Atlas Pipeline GP” or the “General Partner”), its then wholly-owned subsidiary, a Delaware limited liability company and general partner of Atlas Pipeline Partners, L.P. (“APL”), to the Partnership. Concurrent with this transaction, the Partnership issued 3,600,000 common units, representing a 17.1% ownership interest, in an initial public offering at a price of $23.00 per unit (see Note 3). At March 31, 2007, the Partnership had 21,100,000 common limited partnership units outstanding. The Partnership’s general partner, Atlas Pipeline Holdings GP, LLC, which does not have an economic interest in the Partnership and is not entitled to receive any distributions from the Partnership, manages the operations and activities of the Partnership and owes a fiduciary duty to the Partnership’s common unitholders.
     APL is a publicly-traded (NYSE: APL) Delaware limited partnership and a midstream energy service provider engaged in the transmission, gathering and processing of natural gas in the Mid-Continent and Appalachian regions. APL’s operations are conducted through subsidiary entities whose equity interests are owned by Atlas Pipeline Operating Partnership, L.P. (the “Operating Partnership”), a wholly-owned subsidiary of APL. The Partnership, through its general partner interests in APL and the Operating Partnership, owns a 2% general partner interest in the consolidated pipeline operations of APL, through which it manages and effectively controls both APL and the Operating Partnership. The remaining 98% ownership interest in the consolidated pipeline operations consists of limited partner interests in APL. The Partnership also owns 1,641,026 APL limited partner units which have not been registered with the Securities and Exchange Commission and, therefore, their resale in the public market is subject to restrictions under the Securities Act. At March 31, 2007, APL had 13,080,418 common limited partnership units, including 1,641,026 unregistered common units held by the Partnership, and 40,000 $1,000 par value cumulative convertible preferred limited partnership units outstanding (see Note 5 and Note 16).
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
     In addition to its 82.9% ownership interest in the Partnership at March 31, 2007, Atlas America also had an 80.6% ownership interest in the outstanding common units of Atlas Energy Resources, LLC and subsidiaries (“Atlas Energy”), a publicly-traded company (NYSE: ATN) focused on the development of natural gas and oil in the Appalachian basin. Substantially all of the natural gas APL transports in the Appalachian basin is derived from wells operated by Atlas Energy.
     The accompanying consolidated financial statements, which are unaudited except that the balance sheet at December 31, 2006 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three month period ended March 31, 2007 may not necessarily be indicative of the results of operations for the full year ending December 31, 2007.
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
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     In addition to matters discussed further within this note, a more thorough discussion of the Partnership’s significant accounting policies is included in its audited consolidated financial statements and notes thereto in its annual report on Form 10-K for the year ended December 31, 2006.
Principles of Consolidation and Minority Interest
     The consolidated financial statements include the accounts of the Partnership, the General Partner, APL, the Operating Partnership and the Operating Partnership’s subsidiaries. Prior to the Partnership’s initial public offering on July 26, 2006 (see Note 3), at which date Atlas America contributed its ownership interests in the General Partner to the Partnership, the consolidated financial statements only include the accounts of the General Partner, APL, the Operating Partnership and the Operating Partnership’s subsidiaries. APL’s limited partner equity interests owned by third-parties at March 31, 2007 and December 31, 2006 are reflected as minority interest in APL on the Partnership’s consolidated balance sheets. All material intercompany transactions have been eliminated.
     The consolidated financial statements also include the financial statements of NOARK Pipeline System, Limited Partnership (“NOARK”), an entity in which APL currently owns a 100% ownership interest (see Note 9). In May 2006, APL acquired the remaining 25% ownership interest in NOARK from Southwestern Energy Pipeline Company (“Southwestern”), a wholly-owned subsidiary of Southwestern Energy Company (NYSE: SWN). Prior to this transaction, APL owned a 75% ownership interest in NOARK, which it had acquired in October 2005 from Enogex, Inc., a wholly-owned subsidiary of OGE Energy Corp. (NYSE: OGE). In connection with APL’s acquisition of the remaining 25% ownership interest, Southwestern assumed liability for $39.0 million in principal amount outstanding of NOARK’s 7.15% notes due in 2018, which had been presented as long-term debt on the Partnership’s consolidated balance sheet prior to APL’s acquisition of the remaining 25% ownership interest. Subsequent to the acquisition of the remaining 25% ownership interest in NOARK, APL consolidates 100% of NOARK’s financial statements. The minority interest expense in NOARK reflected on the Partnership’s consolidated statements of income represents Southwestern’s interest in NOARK’s net income prior to the May 2006 acquisition.

Use of Estimates
     The preparation of the Partnership’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities that exist at the date of the Partnership’s consolidated financial statements, as well as the reported amounts of revenue and costs and expenses during the reporting periods. Actual results could differ from those estimates (see Item 2, “Management’s Discussion and Analysis” for further discussion).
     The natural gas industry principally conducts its business by processing actual transactions at the end of the month following the month of delivery. Consequently, the most current month’s financial results were recorded using estimated volumes and commodity market prices. Differences between estimated and actual amounts are recorded in the following month’s financial results. Management believes that the operating results presented for the three months ended March 31, 2007 represent actual results in all material respects (see “ – Revenue Recognition” accounting policy for further description).
Net Income Per Common Unit
     The Partnership’s basic net income attributable to common limited partners per unit is computed by dividing the Partnership’s net income attributable to common limited partners by the Partnership’s weighted average number of common limited partner units outstanding during the period. The Partnership’s diluted net income attributable to common limited partners per unit is calculated by dividing the Partnership’s net income attributable to common limited partners by the sum of the weighted average number of the Partnership’s common limited partner units outstanding and the dilutive effect of the Partnership’s phantom unit or unit option awards, as calculated by the treasury stock method. Phantom units and unit options consist of common units issuable under the terms of the Partnership’s Long-Term Incentive Plan (see Note 13). Prior to the closing of the Partnership’s initial public offering on July 26, 2006, there were no common limited partner units outstanding. As such, the Partnership’s net income attributable to common limited partners per unit is only presented for the three months ending March 31, 2007. The following table sets forth the reconciliation of the Partnership’s weighted average number of common limited partner units used to compute basic net income attributable to common limited partners per unit with those used to compute diluted net income attributable to common limited partners per unit (in thousands):

Three Months
Ended
March 31, 2007
Weighted average number of common limited partner units – basic	21,100
Add effect of dilutive unit incentive awards	23

Weighted average number of common limited partner units – diluted	21,123

Minority Interest in Atlas Pipeline Partners, L.P.
     The minority interest in APL on the Partnership’s consolidated financial statements reflect the outside ownership interest in APL, which was 86.5% at both March 31, 2007 and December 31, 2006. The minority interests in APL in the Partnership’s consolidated statements of income is calculated quarterly by multiplying (i) the weighted average APL common limited partner units outstanding held by non-affiliated third parties by (ii) the consolidated net income per APL common limited partner unit for the respective quarter. The net income per APL common limited partner unit is calculated by dividing the net income allocated to common limited partners, after the allocation of net income to the Partnership as general partner in accordance with the terms of the APL partnership agreement, by the total weighted average APL common limited partner units outstanding. The Partnership’s general partner interest in the net income of APL is based upon its 2% general partner ownership interest and incentive distributions, with a priority allocation of APL’s net income in an amount equal to the incentive distributions, in accordance with the APL partnership agreement, and the remaining APL net income or loss allocated with respect to the general partner’s and APL’s limited partners’ ownership interests. The minority interest liability on the Partnership’s consolidated balance sheets principally reflects the sum of the allocation of APL consolidated net income to the minority interest and the contributed capital of minority interests through the sale of limited partner units in APL, partially offset by APL quarterly cash distributions to the minority interest owners.
Comprehensive (Loss) Income
     Comprehensive (loss) income includes net income or loss and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net income, are referred to as “other comprehensive (loss) income” and for the Partnership include only changes in the fair value of unsettled APL derivative contracts accounted for as hedges. The following table sets forth the calculation of the Partnership’s comprehensive (loss) income (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net income	$2,663	$4,356

Other comprehensive (loss) income:
Changes in fair value of derivative instruments accounted for as hedges	(8,668)	374
Changes in minority interest related to items in other comprehensive (loss) income	(31,473)	(2,539)
Add: adjustment for realized losses reclassified to net income	3,047	2,400

Total other comprehensive (loss) income	(37,094)	235

Comprehensive (loss) income	$(34,431)	$4,591

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
     APL accrues unbilled revenue due to timing differences between the delivery of natural gas, NGLs, and oil and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from APL’s records and management estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices (see Use of Estimates accounting policy for further description). APL had unbilled revenues at March 31, 2007 and December 31, 2006 of $10.7 million and $20.2 million, respectively, which are included in accounts receivable and accounts receivable-affiliates within the Partnership’s consolidated balance sheets.
Capitalized Interest
     APL capitalizes interest on borrowed funds related to capital projects only for periods that activities are in progress to bring these projects to their intended use. The weighted average rate used to capitalize interest on borrowed funds by APL was 8.0% and 8.1% for the three months ended March 31, 2007 and 2006, respectively, and the amount of interest capitalized was $0.5 million and $0.3 million for the three months ended March 31, 2007 and 2006, respectively.
Intangible Assets
     The Partnership has recorded intangible assets with finite lives in connection with certain consummated acquisitions (see Note 9). The following table reflects the components of intangible assets being amortized at March 31, 2007 and December 31, 2006 (in thousands):

			Estimated
	March 31,	December 31,	Useful Lives
	2007	2006	In Years
Gross Carrying Amount:
Customer contracts	$12,390	$12,390	8
Customer relationships	17,260	17,260	20

	$29,650	$29,650

Accumulated Amortization:
Customer contracts	$(3,033)	$(2,646)
Customer relationships	(1,690)	(1,474)

	$(4,723)	$(4,120)

Net Carrying Amount:
Customer contracts	$9,357	$9,744
Customer relationships	15,570	15,786

	$24,927	$25,530

     During the third quarter of 2006, the Partnership adjusted the preliminary purchase price allocation for the NOARK acquisition and reduced the estimated amount allocated to customer contracts and customer relationships based upon the findings of an independent valuation firm (see Note 9) and allocated additional amounts to property, plant and equipment (see Note 7).
     Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) requires that intangible assets with finite useful lives be amortized over their estimated useful lives. If an intangible asset has a finite useful life, but the precise length of that life is not known, that intangible asset must be amortized over the best estimate of its useful life. At a minimum, APL will assess the useful lives and residual values of all intangible assets on an annual basis to determine if adjustments are required. The estimated useful life for APL’s customer contract intangible assets is based upon the approximate average length of customer contracts in existence at the date of acquisition. The estimated useful life for APL’s customer relationship intangible assets is based upon the estimated average length of non-contracted customer relationships in existence at the date of acquisition. Amortization expense on intangible assets was $0.6 million and $1.2 million for the three months ended March 31, 2007 and 2006, respectively. Amortization expense related to intangible assets is estimated to be $2.4 million for each of the next five calendar years commencing in 2007.
Goodwill
     At March 31, 2007 and December 31, 2006, APL had $63.4 million of goodwill recorded in connection with consummated acquisitions (see Note 9). The changes in the carrying amount of goodwill for the three months ended March 31, 2007 and 2006 were as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Balance, beginning of period	$63,441	$111,446
Reduction in minority interest deficit acquired – NOARK	—	(569)
Purchase price allocation adjustment – NOARK	—	(245)

Balance, end of period	$63,441	$110,632

     During the third quarter of 2006, APL adjusted the preliminary purchase price allocation for the NOARK acquisition and reduced the estimated amount allocated to goodwill based upon the findings of an independent valuation firm (see Note 9) and allocated additional amounts to property, plant and equipment (see Note 7). APL tests its goodwill for impairment at each year end by comparing enterprise fair values to carrying values. The evaluation of impairment under SFAS No. 142 requires the use of projections, estimates and assumptions as to the future performance of APL’s operations, including anticipated future revenues, expected future operating costs and the discount factor used. Actual results could differ from projections, resulting in revisions to APL’s assumptions and, if required, recognition of an impairment loss. APL’s test of goodwill at December 31, 2006 resulted in no impairment, and no impairment indicators have been noted as of March 31, 2007. APL will continue to evaluate its goodwill at least annually and if impairment indicators arise, and will reflect the impairment of goodwill, if any, within the Partnership’s consolidated statement of income for the period in which the impairment is indicated.
New Accounting Standards
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement will be effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Statement offers various options in electing to apply the provisions of this Statement, and at this time the Partnership has not made any decisions with regards to its application to its financial position or results of operations. The Partnership is currently evaluating whether SFAS No. 159 will have an impact on its financial position and results of operations.
     In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value statements. This statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership is currently evaluating whether SFAS No. 157 will have an impact on its financial position and results of operations.
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
NOTE 4 – APL COMMON UNIT EQUITY OFFERING
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
NOTE 5 – APL PREFERRED UNIT EQUITY OFFERING
     On March 13, 2006, APL entered into an agreement to sell 30,000 6.5% cumulative convertible preferred units representing limited partner interests to Sunlight Capital Partners, LLC, an affiliate of Elliott & Associates, for aggregate gross proceeds of $30.0 million. APL also sold an additional 10,000 6.5% cumulative preferred units to Sunlight Capital Partners for $10.0 million on May 19, 2006, pursuant to APL’s right under the agreement to require Sunlight Capital Partners to purchase such additional units. Commencing on March 13, 2007, the preferred units will be entitled to receive dividends of 6.5% per annum, which will accrue and be paid quarterly on the same date as the distribution payment date for APL’s common units (see Note 16). The preferred units are convertible, at the holder’s option, into APL’s common units commencing on the date immediately following the first record date after March 13, 2007 at a conversion price equal to the lesser of $41.00 or 95% of the market price of APL’s common units as of the date of the notice of conversion. APL may elect to pay cash rather than issue common units in satisfaction of a conversion request. APL has the right to call the preferred units at a specified premium. APL has filed a registration statement to cover the resale of the common units underlying the preferred units. The net proceeds from the initial issuance of the preferred units were used to fund a portion of APL’s capital expenditures in 2006, including the construction of the Sweetwater gas plant and related gathering system. The proceeds from the issuance of the additional 10,000 preferred units were used to reduce indebtedness under APL’s credit facility incurred in connection with the acquisition of the remaining 25% ownership interest in NOARK.
     APL’s preferred units are reflected on the Partnership’s consolidated balance sheet as minority interest in APL. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 68, “Increasing Rate Preferred Stock,” APL’s preferred units were recorded on the consolidated balance sheet at the amount of net proceeds received less an imputed dividend cost. The imputed dividend cost is the result of APL’s preferred units not having a dividend yield during the first year after their issuance on March 13, 2006. The total imputed dividend cost of $2.4 million on the preferred units was allotted to minority interest in APL on the consolidated balance sheet and is based upon the present value of the net proceeds received using the 6.5% stated yield commencing March 13, 2007. The imputed dividend cost is amortized for the period from the respective issuances of the preferred units through March 13, 2007, and the amortization is presented within minority interest in APL in the Partnership’s consolidated statements of income. Amortization of the imputed dividend cost for the three months ended March 31, 2007 and 2006 was $0.5 million and $0.1 million, respectively. If converted to APL common units, the preferred equity amount converted will be reclassified to common limited partners’ equity within minority interest in APL on the Partnership’s consolidated balance sheet. Dividends accrued and paid on APL’s preferred units and the premium paid upon their redemption, if any, will be recognized within minority interest in APL in the Partnership’s consolidated statements of income.
NOTE 6 – CASH DISTRIBUTIONS
Atlas Pipeline Holdings Cash Distributions
     Upon completion of the initial public offering, the Partnership adopted a cash distribution policy under which it distributes, within 50 days after the end of each quarter, all of its available cash (as defined in the partnership agreement) for that quarter to its common unitholders. Distributions declared by the Partnership for the period from July 26, 2006, the date of the Partnership’s initial public offering, through March 31, 2007 were as follows:

		Cash	Total
		Distribution	Cash Distribution
Date Cash		per Common	to Common
Distribution	For Quarter	Limited	Limited
Paid	Ended	Partner Unit	Partners
(in thousands)
November 19, 2006	September 30, 2006	$0.17 (1)	$3,587
February 19, 2007	December 31, 2006	$0.25	$5,275

(1)	Represents a pro-rated cash distribution of $0.24 per common unit for the period from July 26, 2006, the date of the Partnership’s initial public offering, through September 30, 2006.
     On April 26, 2007, the Partnership declared a cash distribution of $0.25 per unit on its outstanding common limited partner units. The $5.3 million distribution will be paid on May 18, 2007 to unitholders of record at the close of business on May 8, 2007.
APL Cash Distributions
     APL is required to distribute, within 45 days after the end of each quarter, all of its available cash (as defined in its partnership agreement) for that quarter to its common unitholders and the Partnership, as general partner. If APL’s common unit distributions in any quarter exceed specified target levels, the Partnership will receive between 15% and 50% of such distributions in excess of the specified target levels. Distributions declared by APL for the period from January 1, 2006 through March 31, 2007 were as follows:

		APL Cash	Total APL	Total
		Distribution	Cash Distribution	APL Cash
Date Cash		per Common	To Common	Distribution
Distribution	For Quarter	Limited	Limited	to the General
Paid	Ended	Partner Unit	Partners	Partner
			(in thousands)	(in thousands)
February 14, 2006	December 31, 2005	$0.83	$10,416	$3,638
May 15, 2006	March 31, 2006	$0.84	$10,541	$3,766
August 14, 2006	June 30, 2006	$0.85	$11,118	$4,059
November 14, 2006	September 30, 2006	$0.85	$11,118	$4,059

February 14, 2007	December 31, 2006	$0.86	$11,249	$4,193

     On April 26, 2007, APL declared a cash distribution of $0.86 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended March 31, 2007. The $15.4 million distribution, including $4.2 million to the Partnership for its general partner interest, will be paid on May 15, 2007 to unitholders of record at the close of business on May 8, 2007.
NOTE 7 – PROPERTY, PLANT AND EQUIPMENT
     The following is a summary of property, plant and equipment (in thousands):

			Estimated
	March 31,	December 31,	Useful Lives
	2007	2006	in Years
Pipelines, processing and compression facilities	$629,027	$611,575	15 – 40
Rights of way	30,983	30,401	20 – 40
Buildings	3,801	3,800	40
Furniture and equipment	3,430	3,288	3 – 7
Other	2,243	2,081	3 – 10

	669,484	651,145
Less – accumulated depreciation	(49,947)	(44,048)

	$619,537	$607,097

     In May 2006, APL acquired the remaining 25% ownership interest in NOARK for $69.0 million in cash, including the repayment of the $39.0 million of NOARK notes at the date of acquisition (see Note 9). APL acquired the initial 75% ownership interest in NOARK for approximately $179.8 million in October 2005 (see Note 9). During the third quarter of 2006, APL adjusted the preliminary purchase price allocation for the NOARK acquisition and reduced the estimated amount allocated to customer contracts and customer relationships intangible assets and goodwill based upon the findings of an independent valuation firm (see Note 9) and allocated additional amounts to property, plant and equipment.
NOTE 8 – OTHER ASSETS
     The following is a summary of other assets (in thousands):

	March 31, 2007	December 31, 2006
Deferred finance costs, net of accumulated amortization of $4,574 and $4,016 at March 31, 2007 and December 31, 2006, respectively	$12,330	$12,846
Security deposits	1,355	1,415
Other	65	97

	$13,750	$14,358

     Deferred finance costs are recorded at cost and amortized over the term of the respective debt agreement (see Note 11).
NOTE 9 – ACQUISITIONS
NOARK
     In May 2006, APL acquired the remaining 25% ownership interest in NOARK from Southwestern, for a net purchase price of $65.5 million, consisting of $69.0 million of cash to the seller (including the repayment of the $39.0 million of outstanding NOARK notes at the date of acquisition), less the seller’s interest in NOARK’s working capital (including cash on hand and net payables to the seller) at the date of acquisition of $3.5 million.

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

Cash and cash equivalents	$16,215
Accounts receivable	11,091
Prepaid expenses	497
Property, plant and equipment	232,576
Other assets	140

Total assets acquired	260,519

Accounts payable and accrued liabilities	(50,689)

Net assets acquired	209,830

Less: Cash and cash equivalents acquired	(16,215)

Net cash paid for acquisitions	$193,615

     APL’s ownership interests in the results of NOARK’s operations associated with each acquisition are included within its consolidated financial statements from the respective dates of the acquisitions.
NOTE 10 — DERIVATIVE INSTRUMENTS
     APL enters into financial swap and option instruments to hedge its forecasted natural gas, NGLs and condensate sales against the variability in expected future cash flows attributable to changes in market prices. The swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas, NGLs and condensate is sold. Under these swap agreements, APL receives or pays a fixed price and receives or remits a floating price based on certain indices for the relevant contract period. Option instruments are contractual agreements that grant the right, but not obligation, to purchase or sell natural gas, NGLs and condensate at a fixed price for the relevant contract period. These financial swap and option instruments are generally classified as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).
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
     APL’s derivatives are recorded on the Partnership’s consolidated balance sheet as assets or liabilities at fair value. For APL’s derivatives qualifying as hedges, the Partnership recognizes the effective portion of changes in fair value in partners’ capital (deficit) as accumulated other comprehensive income (loss), and reclassifies them to natural gas and liquids revenue within its consolidated statements of income as the underlying transactions are settled. For APL’s non-qualifying derivatives and for the ineffective portion of qualifying derivatives, the Partnership recognizes changes in fair value within other income in its consolidated statements of income as they occur. At March 31, 2007 and December 31, 2006, the Partnership reflected APL’s net derivative liabilities on its consolidated balance sheets of $28.0 million and $20.1 million, respectively. Of the $51.0 million of net loss in accumulated other comprehensive loss within partners’ deficit on the Partnership’s consolidated balance sheet at March 31, 2007, if the fair value of the instruments remain at current market values, the Partnership will reclassify $31.3 million of APL’s losses to natural gas and liquids revenue in its consolidated statements of income over the next twelve month period as these contracts expire, and $19.7 million will be reclassified in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. APL’s ineffective hedge gains or losses are recorded within other income in the Partnership’s consolidated statements of income while the hedge contracts are open and may increase or decrease until settlement of the contract. The Partnership recognized losses of $3.0 million and $2.4 million for the three months ended March 31, 2007 and 2006, respectively, within natural gas and liquids revenue in its consolidated statements of income related to the settlement of APL’s qualifying hedge instruments. The Partnership recognized losses of $1.3 million and $1.0 million within other income in its consolidated statements of income related to the change in market value of APL’s non-qualifying derivatives and the ineffective portion of APL’s qualifying derivatives, respectively, for the three months ended March 31, 2007. The Partnership recognized a gain of $0.5 million for the three months ended March 31, 2006 within other income in its consolidated statements of income related to the change in market value of the ineffective portion of APL’s qualifying derivatives only. For the three months ended March 31, 2006, APL did not have any non-qualifying derivatives.
     A portion of APL’s future natural gas, NGL and condensate sales is periodically hedged through the use of swaps and collar contracts. Realized gains and losses on the derivative instruments that are classified as effective hedges are reflected in the contract month being hedged as an adjustment to natural gas and liquids revenue within the Partnership’s consolidated statements of income.
     As of March 31, 2007, APL had the following NGLs, natural gas, and crude oil volumes hedged:
     Natural Gas Liquids Sales

Production		Average	Fair Value
Period	Volumes	Fixed Price	Liability(1)
Ended December 31,	(gallons)	(per gallon)	(in thousands)
2007	71,631,000	$0.901	$(9,221)
2008	33,012,000	0.697	(9,076)
2009	8,568,000	0.746	(2,113)

			$(20,410)

     Crude Oil Sales Options (associated with NGL volume)

Production		Associated	Average
Period	Crude	NGL	Crude	Fair Value
Ended December 31,	Volume	Volume	Strike Price	Asset/(Liability)(2)	Option Type
	(barrels)	(gallons)	(per barrel)	(in thousands)
2008	693,600	38,744,000	$60.00	$2,526	Puts purchased
2008	693,600	38,744,000	84.00	(2,570)	Calls sold
2009	720,000	40,219,000	60.00	3,314	Puts purchased
2009	720,000	40,219,000	81.00	(1,838)	Calls sold

				$1,432

     Natural Gas Sales

Production		Average	Fair Value
Period	Volumes	Fixed Price	Liability(2)
Ended December 31,	(mmbtu)(3)	(per mmbtu)(3)	(in thousands)
2007	810,000	$7.255	$(798)
2008	240,000	7.270	(395)
2009	480,000	8.000	(162)

			$(1,355)

     Natural Gas Basis Sales

Production		Average	Fair Value
Period	Volumes	Fixed Price	Asset(2)
Ended December 31,	(mmbtu)(3)	(per mmbtu)(3)	(in thousands)
2007	810,000	$(0.535)	$362
2008	240,000	(0.555)	150
2009	480,000	(0.540)	50

			$562

     Natural Gas Purchases

Production		Average		Fair Value
Period	Volumes	Fixed Price		Liability(2)
Ended December 31,	(mmbtu)(3)	(per mmbtu)(3)		(in thousands)
2007	5,220,000	$8.854	(4)	$(4,926)
2008	4,056,000	8.719	(5)	(733)
2009	2,880,000	8.343		(19)

				$(5,678)

     Natural Gas Basis Purchases

Production		Average	Fair Value
Period	Volumes	Fixed Price	Liability(2)
Ended December 31,	(mmbtu)(3)	(per mmbtu)(3)	(in thousands)
2007	5,220,000	$(0.907)	$(322)
2008	4,056,000	(1.028)	(211)
2009	2,880,000	(0.592)	(150)

			$(683)

     Crude Oil Sales

Production		Average	Fair Value
Period	Volumes	Fixed Price	Liability(2)
Ended December 31,	(barrels)	(per barrel)	(in thousands)
2007	57,800	$56.192	$(717)
2008	65,400	59.424	(689)
2009	33,000	62.700	(207)

			$(1,613)

     Crude Oil Sales Options

Production		Average	Fair Value
Period	Volumes	Strike Price	Asset/(Liability)(2)	Option Type
Ended December 31,	(barrels)	(per barrel)	(in thousands)
2007	9,900	60.000	13	Puts purchased
2007	9,900	73.380	(27)	Calls sold
2008	43,800	60.000	(25)	Puts purchased
2008	43,800	79.544	(166)	Calls sold
2009	30,000	60.000	122	Puts purchased
2009	30,000	71.250	(196)	Calls sold

			$(279)

Total net liability			$(28,024)

(1)	Fair value based upon management estimates, including forecasted forward NGL prices as a function of forward NYMEX natural gas, light crude and propane prices.

(2)	Fair value based on forward NYMEX natural gas and light crude prices, as applicable.

(3)	Mmbtu represents million British Thermal Units.

(4)	Includes APL’s premium received from its sale of an option for it to sell 3,600,000 mmbtu of natural gas at an average price of $14.33 per mmbtu for the year ended December 31, 2007.

(5)	Includes APL’s premium received from its sale of an option for it to sell 936,000 mmbtu of natural gas for the year ended December 31, 2008 at $15.50 per mmbtu.
NOTE 11 — DEBT
     Total debt consists of the following (in thousands):

	March 31,	December 31,
	2007	2006
APL Revolving credit facility	$53,000	$38,000
APL Senior notes	285,950	285,977
Other APL debt	76	106

	339,026	324,083
Less current maturities	(50)	(71)

	$338,976	$324,012

Atlas Pipeline Holdings Credit Facility
     On July 26, 2006, the Partnership, as borrower, and Atlas Pipeline GP, as guarantor, entered into a $50.0 million revolving credit facility with Wachovia Bank, National Association, as administrative agent and issuing bank, and a syndicate of banks. The Partnership’s credit facility matures in April 2010 and bears interest, at its option, at either (i) adjusted LIBOR (plus the applicable margin, as defined in the credit facility) or (ii) the higher of the federal funds rate plus 0.5% or the Wachovia Bank, National Association prime rate (each plus the applicable margin), except that no more than five LIBOR loans may be outstanding at any time. Borrowings under the Partnership’s credit facility are secured by a first-priority lien on a security interest in all of the Partnership’s assets, including a pledge of Atlas Pipeline GP’s interests in APL, and are guaranteed by Atlas Pipeline GP and the Partnership’s other subsidiaries (excluding APL and its subsidiaries). The Partnership’s credit facility contains customary covenants, including restrictions on its ability to incur additional indebtedness; make certain acquisitions, loans or investments; make distribution payments to the Partnership’s unitholders if an event of default exists or would result from such distribution; or enter into a merger or sale of substantially all of the Partnership’s property or assets, including the sale or transfer of interests in its subsidiaries. The Partnership is in compliance with these covenants as of March 31, 2007.
     The events which constitute an event of default under the Partnership’s credit facility are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreements, adverse judgments against the Partnership in excess of a specified amount, a change of control of Atlas America, the Partnership’s general partner or any other obligor, and termination of a material agreement and occurrence of a material adverse effect. The Partnership’s credit facility requires it to maintain a combined leverage ratio (defined as the ratio of the sum of (i) the Partnership’s funded debt (as defined in its credit facility) and (ii) APL’s funded debt (as defined in APL’s credit facility) to APL’s EBITDA (as defined in APL’s credit facility)) of not more than 5.5 to 1.0. In addition, the Partnership’s credit facility requires it to maintain a funded debt (as defined in its credit facility) to EBITDA ratio of not more than 3.5 to 1.0; and an interest coverage ratio (as defined in its credit facility) of not less than 3.0 to 1.0. The Partnership’s credit facility defines EBITDA for any period of four fiscal quarters as the sum of (i) four times the amount of cash distributions payable with respect to the last fiscal quarter in such period by APL to the Partnership in respect of the Partnership’s general partner interest, limited partner interest and incentive distribution rights in APL and (ii) the Partnership’s consolidated net income (as defined in its credit facility and as adjusted as provided in its credit facility). As of March 31, 2007, the Partnership’s combined leverage ratio was 4.4 to 1.0, and the Partnership was in compliance with its funded debt and interest coverage ratio as it had no borrowings during the compliance period.
     The Partnership may borrow under its credit facility (i) for general business purposes, including for working capital, to purchase debt or limited partnership units of APL, to fund general partner contributions from us to APL and to make permitted acquisitions, (ii) to pay fees and expenses related to its credit facility and (iii) for letters of credit.
APL Credit Facility
     APL has a $225.0 million credit facility with a syndicate of banks which matures in June 2011. The credit facility bears interest, at APL’s option, at either (i) adjusted LIBOR plus the applicable margin, as defined, or (ii) the higher of the federal funds rate plus 0.5% or the Wachovia Bank prime rate (each plus the applicable margin). The weighted average interest rate on APL’s outstanding credit facility borrowings at March 31, 2007 was 7.4%. Up to $50.0 million of the APL credit facility may be utilized for letters of credit, of which $7.1 million was outstanding at March 31, 2007. These outstanding letter of credit amounts were not reflected as borrowings on the Partnership’s consolidated balance sheet. Borrowings under the APL credit facility are secured by a lien on and security interest in all of APL’s property and that of its wholly-owned subsidiaries, and by the guaranty of each of its subsidiaries. The APL credit facility contains customary covenants, including restrictions on APL’s ability to incur additional indebtedness; make certain acquisitions, loans or investments; make distribution payments to its unitholders if an event of default exists; or enter into a merger or sale of assets, including the sale or transfer of interests in its subsidiaries. APL is in compliance with these covenants as of March 31, 2007.
     The events which constitute an event of default for APL’s credit facility are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreements, adverse judgments against APL in excess of a specified amount, and a change of control of the Partnership’s General Partner. APL’s credit facility requires the Partnership to maintain a ratio of senior secured debt (as defined in APL’s credit facility) to EBITDA (as defined in APL’s credit facility) of not more than 4.0 to 1.0; a funded debt (as defined in APL’s credit facility) to EBITDA ratio of not more than 5.25 to 1.0; and an interest coverage ratio (as defined in APL’s credit facility) of not less than 3.0 to 1.0. APL’s credit facility defines EBITDA to include pro forma adjustments, acceptable to the administrator of the facility, following material acquisitions. As of March 31, 2007, APL’s ratio of senior secured debt to EBITDA was 0.8 to 1.0, its funded debt ratio was 4.4 to 1.0 and its interest coverage ratio was 3.5 to 1.0.

     APL is unable to borrow under its credit facility to pay distributions of available cash to unitholders because such borrowings would not constitute “working capital borrowings” pursuant to its partnership agreement.
APL Senior Notes
     In December 2005, APL and its subsidiary, Atlas Pipeline Finance Corp. (“APFC”), issued $250.0 million of 10-year, 8.125% senior unsecured notes (“APL Senior Notes”) in a private placement transaction pursuant to Rule 144A and Regulation S under the Securities Act of 1933 for net proceeds of $243.1 million, after underwriting commissions and other transaction costs. In May 2006, APL and APFC issued an additional $35.0 million of senior unsecured notes at 103% par value, with a resulting effective yield of approximately 7.6%, for net proceeds of approximately $36.6 million, including accrued interest and net of initial purchaser’s discount and other transaction costs. Interest on the APL Senior Notes is payable semi-annually in arrears on June 15 and December 15. The APL Senior Notes are redeemable at any time on or after December 15, 2010 at certain redemption prices, together with accrued and unpaid interest to the date of redemption. The APL Senior Notes are also redeemable at any time prior to December 15, 2010 at stated redemption prices, together with accrued and unpaid interest to the date of redemption. In addition, prior to December 15, 2008, APL may redeem up to 35% of the aggregate principal amount of the APL Senior Notes with the proceeds of certain equity offerings at a stated redemption price. The APL Senior Notes are also subject to repurchase by APL at a price equal to 101% of their principal amount, plus accrued and unpaid interest, upon a change of control or upon certain asset sales if APL does not reinvest the net proceeds within 360 days. The APL Senior Notes are junior in right of payment to APL’s secured debt, including APL’s obligations under its credit facility. At March 31, 2007, all of APL’s outstanding Senior Notes have been registered with the Securities and Exchange Commission.
     The indenture governing the APL Senior Notes contains covenants, including limitations of APL’s ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of its assets. APL is in compliance with these covenants as of March 31, 2007.
NOTE 12 — COMMITMENTS AND CONTINGENCIES
     APL is a party to various routine legal proceedings arising out of the ordinary course of its business. Management of the Partnership believes that the ultimate resolution of these actions, individually or in the aggregate, will not have a material adverse effect on its financial condition or results of operations.
     As of March 31, 2007, APL is committed to expend approximately $50.5 million on pipeline extensions, compressor station upgrades and processing facility upgrades.
NOTE 13 — STOCK COMPENSATION
     The Partnership and APL follow the provisions of SFAS No. 123(R), “Share-Based Payment”, as revised (“SFAS No. 123(R)”), for their stock compensation. Generally, the approach to accounting in SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.
The Partnership’s Long-term Incentive Plan
     In November 2006, the Board of Directors approved and adopted the Partnership’s Long-Term Incentive Plan (“LTIP”), which provides performance incentive awards to officers, employees and board members and employees of its affiliates, consultants and joint-venture partners (collectively, the “Participants”)

who perform services for the Partnership. The Partnership’s LTIP is administered by a committee (the “LTIP Committee”), appointed by the Partnership’s board. Under the Partnership’s LTIP, phantom units and/or unit options may be granted, at the discretion of the Partnership’s LTIP Committee, to all or designated Participants, at the discretion of the Partnership’s LTIP Committee. The Partnership’s LTIP Committee may grant such awards of either phantom units or unit options for an aggregate of 2,100,000 common limited partner units. At March 31, 2007, the Partnership had 1,435,000 phantom units and unit options outstanding under the Partnership’s LTIP, with 665,000 phantom units and unit options available for grant.
     Partnership Phantom Units. A phantom unit entitles a Participant to receive a common unit of the Partnership upon vesting of the phantom unit or, at the discretion of the Partnership’s LTIP Committee, cash equivalent to the then fair market value of a common limited partner unit of the Partnership. In tandem with phantom unit grants, the Partnership’s LTIP Committee may grant a Participant a distribution equivalent right (“DER”), which is the right to receive cash per phantom unit in an amount equal to, and at the same time as, the cash distributions the Partnership makes on a common unit during the period such phantom unit is outstanding. The Partnership’s LTIP Committee will determine the vesting period for phantom units. Through March 31, 2007, phantom units granted under the LTIP generally will vest 25% three years from the date of grant and 100% four years from the date of grant. The vesting of awards may also be contingent upon the attainment of predetermined performance targets, which could increase or decrease the actual award settlement, as determined by the Partnership’s LTIP Committee, although no awards currently outstanding contain any such provision. Awards will automatically vest upon a change of control of the Partnership, as defined in the Partnership’s LTIP. Of the phantom units outstanding under the Partnership’s LTIP at March 31, 2007, 375 units will vest within the following twelve months. All phantom units outstanding under the Partnership’s LTIP at March 31, 2007 include DERs granted to the Participants by the Partnership’s LTIP Committee. The amount paid with respect to the Partnership’s LTIP DERs was $0.1 million for the three months ended March 31, 2007. This amount was recorded as reductions of Partners’ Deficit on the consolidated balance sheet.
     The following table sets forth the Partnership’s LTIP phantom unit activity for the three months ended March 31, 2007. There was no Partnership LTIP phantom unit activity for the three months ended March 31, 2006.

Three Months Ended
March 31,
2007
Outstanding, beginning of period	220,492
Granted	—
Unit adjustment	(492)
Matured	—
Forfeited	—

Outstanding, end of period	220,000

Non-cash compensation expense recognized (in thousands)	$345

     At March 31, 2007, the Partnership had approximately $4.5 million of unrecognized compensation expense related to unvested phantom units outstanding under the Partnership’s LTIP based upon the fair value of the awards.
     Partnership Unit Options. A unit option entitles a Participant to receive a common unit of the Partnership upon payment of the exercise price for the option after completion of vesting of the unit option. The exercise price of the unit option may be equal to or more than the fair market value of the Partnership’s common unit as determined by the Partnership’s LTIP Committee on the date of grant of the option. The Partnership’s LTIP Committee also shall determine how the exercise price may be paid by the Participant. The Partnership’s

LTIP Committee will determine the vesting and exercise period for unit options. Unit option awards expire 10 years from the date of grant. Through March 31, 2007, unit options granted under the Partnership’s LTIP generally will vest 25% three years from the date of grant and 100% four years from the date of grant. The vesting of awards may also be contingent upon the attainment of predetermined performance targets, which could increase or decrease the actual award settlement, as determined by the Partnership’s LTIP Committee, although no awards currently outstanding contain any such provision. Awards will automatically vest upon a change of control of the Partnership, as defined in the Partnership’s LTIP. There are no unit options outstanding under the Partnership’s LTIP at March 31, 2007 that will vest within the following twelve months. The following table sets forth the LTIP unit option activity for the three months ended March 31, 2007. There was no Partnership LTIP unit option activity for the three months ended March 31, 2006.

Three Months Ended
March 31, 2007
Weighted
	Number	Average
	of Unit	Exercise
	Options	Price
Outstanding, beginning of period	1,215,000	$22.56
Granted	—	—
Matured	—	—
Forfeited	—	—

Outstanding, end of period(1)(2)	1,215,000	$22.56

Options exercisable, end of period	—	—

Non-cash compensation expense recognized (in thousands)	$309

(1)	The weighted average remaining contractual life for outstanding options was 9.6 years.

(2)	The aggregate intrinsic value of options outstanding at March 31, 2007 was approximately $2.3 million.
     The Partnership used the Black-Scholes option pricing model to estimate the weighted average fair value of each unit option granted with weighted average assumptions for (a) expected dividend yield of 4.0%, (b) risk-free interest rate of 4.5%, (c) expected volatility of 20.0%, and (d) an expected life of 6.9 years.
     At March 31, 2007, the Partnership had approximately $4.1 million of unrecognized compensation expense related to unvested unit options outstanding under the Partnership’s LTIP based upon the fair value of the awards.
APL Long-Term Incentive Plan
     APL has a Long-Term Incentive Plan (“APL LTIP”), in which officers, employees and non-employee managing board members of the General Partner and employees of the General Partner’s affiliates and consultants are eligible to participate. The APL LTIP is administered by a committee (the “APL LTIP Committee”) appointed by APL’s managing board. The APL LTIP Committee may make awards of either phantom units or unit options for an aggregate of 435,000 common units. Only phantom units have been granted under the APL LTIP through March 31, 2007.

     A phantom unit entitles a grantee to receive a common unit upon vesting of the phantom unit or, at the discretion of the APL LTIP Committee, cash equivalent to the fair market value of an APL common unit. In addition, the APL LTIP Committee may grant a participant a distribution equivalent right (“DER”), which is the right to receive cash per phantom unit in an amount equal to, and at the same time as, the cash distributions APL makes on a common unit during the period the phantom unit is outstanding. A unit option entitles the grantee to purchase APL’s common limited partner units at an exercise price determined by the APL LTIP Committee at its discretion. The APL LTIP Committee also has discretion to determine how the exercise price may be paid by the participant. Except for phantom units awarded to non-employee managing board members of the Partnership, the APL LTIP Committee will determine the vesting period for phantom units and the exercise period for options. Through March 31, 2007, phantom units granted under the APL LTIP generally had vesting periods of four years. The vesting of awards may also be contingent upon the attainment of predetermined performance targets, which could increase or decrease the actual award settlement, as determined by the APL LTIP Committee, although no awards currently outstanding contain any such provision. Phantom units awarded to non-employee managing board members will vest over a four year period. Awards will automatically vest upon a change of control, as defined in the APL LTIP. Of the units outstanding under the APL LTIP at March 31, 2007, 74,528 units will vest within the following twelve months. All units outstanding under the APL LTIP at March 31, 2007 include DERs granted to the participants by the APL LTIP Committee. The amounts paid with respect to APL LTIP DERs during the three months ended March 31, 2007 and 2006 were $0.1 million. These amounts were recorded as reductions of minority interest in APL on the Partnership’s consolidated balance sheet.
     The following table sets forth the APL LTIP phantom unit activity for the periods indicated:

	Three Months Ended
	March 31,
	2007	2006
Outstanding, beginning of period	159,067	110,128
Granted (1)	24,792	728
Matured	–	–
Forfeited	–	–

Outstanding, end of period	183,859	110,856

Non-cash compensation expense recognized (in thousands)	$901	$523

(1)	The weighted average price for phantom unit awards on the date of grant, which is utilized in the calculation of compensation expense and does not represent an exercise price to be paid by the recipient, was $50.10 per unit and $41.11 per unit for awards granted for the three months ended March 31, 2007 and 2006, respectively.
     At March 31, 2007, APL had approximately $4.6 million of unrecognized compensation expense related to unvested phantom units outstanding under the APL LTIP based upon the fair value of the awards.
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

     For the three months ended March 31, 2007 and 2006, APL recognized compensation expense of $0.9 million and $0.8 million, respectively, related to the vesting of awards under these incentive compensation agreements. Based upon APL management’s estimate of the probable outcome of the performance targets at March 31, 2007, 223,039 common unit awards are ultimately expected to be issued under these agreements. At March 31, 2007, APL had approximately $2.1 million of unrecognized compensation expense related to the unvested portion of these awards based upon APL management’s estimate of performance target achievement. APL follows SFAS No. 123(R), “Share-Based Payment”, as revised, and recognized compensation expense related to these awards based upon the fair value method.
NOTE 14 — RELATED PARTY TRANSACTIONS
     Neither the Partnership nor APL directly employs any persons to manage or operate their businesses. These functions are provided by employees of Atlas America and its affiliates. Atlas Pipeline Holdings GP, LLC, the Partnership’s general partner (“Atlas Holdings GP”), does not receive a management fee in connection with its management of the Partnership’s operations, nor does Atlas Pipeline GP, the general partner of APL, receive a management fee in connection with its management of APL apart from its interest as general partner and its right to receive incentive distributions. APL reimburses the Partnership and its affiliates for compensation and benefits related to their employees who perform services for it, based upon an estimate of the time spent by such persons on activities for APL. Other indirect costs, such as rent for offices, are allocated to APL by Atlas America based on the number of its employees who devote their time to activities on APL’s behalf.
     APL’s partnership agreement provides that the Partnership will determine the costs and expenses that are allocable to APL in any reasonable manner determined by the Partnership at its sole discretion. APL reimbursed the Partnership and its affiliates $0.6 million and $0.7 million for the three months ended March 31, 2007 and 2006, respectively, for compensation and benefits related to their executive officers. For the three months ended March 31, 2007 and 2006, direct reimbursements by APL to the Partnership were $6.0 million and $6.5 million, respectively, including certain costs that have been capitalized by APL. The Partnership believes that the method utilized in allocating costs to APL is reasonable.
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

          The following summarizes the Partnership’s operating segment data for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Mid-Continent
Revenue:
Natural gas and liquids	$102,176	$100,477
Transportation and compression	9,819	8,750
Other income (loss)	(2,279)	541

Total revenue and other income (loss)	109,716	109,768

Costs and expenses:
Natural gas and liquids	87,810	85,892
Plant operating	4,530	3,227
Transportation and compression	1,720	1,108
General and administrative	3,894	3,168
Minority interest in NOARK	—	569
Depreciation and amortization	5,460	4,459

Total costs and expenses	103,414	98,423

Segment profit	$6,302	$11,345

Appalachia
Revenue:
Transportation and compression — affiliates	$7,720	$7,874
Transportation and compression — third parties	19	27
Other income	82	141

Total revenue and other income	7,821	8,042

Costs and expenses:
Transportation and compression	1,392	968
General and administrative	1,220	884
Depreciation and amortization	1,074	816

Total costs and expenses	3,686	2,668

Segment profit	$4,135	$5,374

Reconciliation of segment profit to net income
Segment profit:
Mid-Continent	$6,302	$11,345
Appalachia	4,135	5,374

Total segment profit	10,437	16,719
Corporate general and administrative expenses	(2,077)	(884)
Interest expense	(6,846)	(6,337)
Minority interest in APL	1,149	(5,142)

Net income	$2,663	$4,356

Capital Expenditures:
Mid-Continent	$15,589	$9,420
Appalachia	2,788	4,142

	$18,377	$13,562

	March 31,	December 31,
	2007	2006
Balance sheet
Total assets:
Mid-Continent	$727,553	$730,791
Appalachia	43,579	42,448
Corporate other	13,614	13,895

	$784,746	$787,134

Goodwill:
Mid-Continent	$61,136	$61,136
Appalachia	2,305	2,305

	$63,441	$63,441

          The following tables summarize the Partnership’s total revenues by product or service for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Natural gas and liquids:
Natural gas	$46,763	$56,800
NGLs	46,773	37,926
Condensate	2,588	1,518
Other (1)	6,052	4,233

Total	$102,176	$100,477

Transportation and compression:
Affiliates	$7,720	$7,874
Third parties	9,838	8,777

Total	$17,558	$16,651

(1)	Includes treatment, processing, and other revenue associated with the products noted.
NOTE 16 — SUBSEQUENT EVENT
          On April 18, 2007, APL amended the terms of its $40 million of preferred limited partner unit financing arrangement with Sunlight Capital Partners. Under the amended provisions of the financing arrangement, the preferred units will not be entitled to receive their stated 6.5% per annum dividend until March 13, 2008. The conversion of the preferred units, at Sunlight’s option, will be postponed until the date immediately following the first common unit distribution record date after March 13, 2008. In addition, the conversion price for the preferred units was increased to the lesser of $43.00 or 95% of the market price of APL’s common units as of the date of notice of conversion. In connection with this amended arrangement, APL provided Sunlight a premium on its preferred units through the issuance of approximately $8.5 million of its 8.125% senior unsecured notes at 103% of their par value.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
          When used in this Form 10-Q, the words “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1A, “Risk Factors”, in our annual report on Form 10-K for 2006. These risks and uncertainties could cause actual results to differ materially from the results stated or implied in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.
          The following discussion provides information to assist in understanding our financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.
General
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
          Through its Mid-Continent operations, APL owns and operates:
•	a FERC-regulated, 565-mile interstate pipeline system that extends from southeastern Oklahoma through Arkansas and into southeastern Missouri and which has throughput capacity of approximately 322 MMcfd;

•	three natural gas processing plants with aggregate capacity of approximately 350 MMcfd and one treating facility with a capacity of approximately 200 MMcfd, all located in Oklahoma; and

•	1,900 miles of active natural gas gathering systems located in Oklahoma, Arkansas, northern Texas and the Texas panhandle, which transport gas from wells and central delivery points in the Mid-Continent region to our natural gas processing plants or transmission lines.
          Through its Appalachian operations, APL owns and operates 1,600 miles of natural gas gathering systems located in eastern Ohio, western New York and western Pennsylvania. Through an omnibus agreement and other agreements between APL and Atlas America and its affiliates, including Atlas Energy Resources, LLC and subsidiaries (“Atlas Energy”), a leading sponsor of natural gas drilling investment partnerships in the Appalachian Basin and a publicly-traded company (NYSE: ATN), APL gathers substantially all of the natural gas for its Appalachian Basin operations from wells operated by Atlas Energy. Among other things, the omnibus agreement requires Atlas Energy to connect to APL’s gathering systems wells it operates that are located within 2,500 feet of APL’s gathering systems. APL is also party to natural gas gathering agreements with Atlas America and Atlas Energy under which it receives gathering fees generally equal to a percentage, typically 16%, of the selling price of the natural gas it transports.
Significant Acquisitions
          From the date of APL’s initial public offering in January 2000 through March 2007, it has completed six acquisitions at an aggregate cost of approximately $590.1 million, including, most recently:
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
          We closely monitor the risks associated with commodity price changes on APL’s future operations and, where appropriate, use various commodity instruments such as natural gas, crude oil and NGL contracts to hedge a portion of the value of APL’s assets and operations from such price risks. APL does not realize the full impact of commodity price changes because some of its sales volumes were previously hedged at prices different than actual market prices. A 10% change in the average price of NGLs, natural gas and condensate APL processes and sells would result in a change to our consolidated income, excluding the effect of minority interest in APL net income, for the twelve-month period ending March 31, 2008 of approximately $7.7 million.
Results of Operations
          The following table illustrates selected volumetric information related to APL’s operating segments for the periods indicated:

	Three Months Ended
	March 31,
	2007	2006
Operating data:
Appalachia:
Average throughput volumes — mcfd	62,532	57,326
Average transportation rate per mcf	$1.38	$1.53
Mid-Continent:
Velma system:
Gathered gas volume — mcfd	61,017	60,715
Processed gas volume — mcfd	58,508	58,528
Residue gas volume — mcfd	45,689	45,754
NGL volume — bpd	6,247	6,334
Condensate volume — bpd	200	186
Elk City/Sweetwater system:
Gathered gas volume — mcfd	287,892	252,190
Processed gas volume — mcfd	207,253	130,955
Residue gas volume — mcfd	190,940	119,016
NGL volume — bpd	8,515	5,758
Condensate volume — bpd	322	171
NOARK system:
Average Ozark Gas Transmission throughput volume — mcfd	286,891	239,151
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
          Revenue. Natural gas and liquids revenue was $102.2 million for the three months ended March 31, 2007, an increase of $1.7 million from $100.5 million for the three months ended March 31, 2006. The increase was primarily attributable to an increase of $16.4 million from APL’s Elk City system due primarily to an increase in volumes, which includes processing volumes from the newly constructed Sweetwater gas plant. This increase is partially offset by a decrease of $11.8 million from APL’s NOARK system due primarily to lower natural gas sales volumes on its gathering systems and a decrease of $2.9 million from APL’s Velma system due to lower commodity prices compared with the prior year period. Gross natural gas gathered on APL’s Elk City system averaged 287.9 MMcfd for the three months ended March 31, 2007, an increase of 14.2% from the comparable prior year period. Gross natural gas gathered averaged 61.0 MMcfd on the Velma system for the three months ended March 31, 2007, an increase of 0.5% from the comparable prior year period. APL enters into derivative instruments solely to hedge its forecasted natural gas, NGLs and condensate sales against the variability in expected future cash flows attributable to changes in market prices. See further discussion of derivatives under Item 3, “Quantitative and Qualitative Disclosures About Market Risk”.
          Transportation and compression revenue increased to $17.6 million for the three months ended March 31, 2007 compared with $16.7 million for the prior year period. This $0.9 million increase was primarily due to an increase of $0.8 million from the transportation revenues associated with APL’s NOARK system. For the NOARK system, average Ozark Gas Transmission volume was 286.9 MMcfd for the three months ended March 31, 2007, an increase of 20% from the prior year comparable period. The APL Appalachia system’s average throughput volume was 62.5 MMcfd for the three months ended March 31, 2007 as compared with 57.3 MMcfd for the three months ended March 31, 2006, an increase of 5.2 MMcfd or 9.1%. The Appalachia system’s average transportation rate was $1.38 per Mcf for the three months ended March 31, 2007 compared with $1.53 per Mcf for the prior year period, a decrease of $0.15 per Mcf as a result of lower natural gas prices. The increase in the Appalachia system average daily throughput volume was principally due to new wells connected to its gathering system.
          Other income (loss), including the impact of gains and losses recognized on APL’s derivatives, was a loss of $2.2 million for the three months ended March 31, 2007, a decrease of $2.9 million from the prior year. This decrease was due primarily to a $2.8 million unfavorable movement in derivative gains and losses compared with the prior year as a result of unfavorable movements in commodity prices.
          Costs and Expenses. Natural gas and liquids cost of goods sold of $87.8 million and plant operating expenses of $4.5 million for the three months ended March 31, 2007 represented increases of $1.9 million and $1.3 million, respectively, from the comparable prior year amounts due primarily to an increase in gathered and processed natural gas volumes on APL’s Elk City System, which includes contributions from its Sweetwater processing facility, partially offset by a decrease in APL’s NOARK gathering system natural gas purchases and a decrease in commodity prices on APL’s Velma system. Transportation and compression expenses increased $1.0 million to $3.1 million for the three months ended March 31, 2007 due to higher NOARK and Appalachia system operating and maintenance costs as a result of increased capacity and additional well connections.
          General and administrative expenses, including amounts reimbursed to affiliates, increased $2.3 million to $7.2 million for the three months ended March 31, 2007 compared with $4.9 million for the prior year comparable period. This increase was mainly due to a $1.1 million increase in non-cash compensation expense related to vesting of our unit option awards and our and APL’s phantom and common unit awards and higher costs associated with managing our and APL’s businesses, including management time related to APL’s acquisition and capital raising opportunities.
          Depreciation and amortization increased to $6.5 million for the three months ended March 31, 2007 compared with $5.3 million for the three months ended March 31, 2006 due primarily to the depreciation associated with the portion of APL’s NOARK assets acquired during 2006 and its 2006 expansion capital expenditures, particularly the Sweetwater processing facility.
          Interest expense increased to $6.8 million for the three months ended March 31, 2007 as compared with $6.3 million for the comparable prior year period. This $0.5 million increase was primarily due to interest associated with APL’s May 2006 issuance of $35.0 million principal amount of 10-year senior unsecured notes and additional borrowings under its credit facility, partially offset by the absence in the current period of interest associated with $39.0 million of APL’s outstanding NOARK notes, which were assumed by the seller as part of APL’s acquisition of the remaining 25% ownership interest in NOARK in May 2006.

          Minority interest in APL’s net income, which represents the allocation of APL’s earnings to its non-affiliated limited partners, was a credit of $1.1 million for the three months ended March 31, 2007 as compared with an expense of $5.1 million for the comparable prior year period. This decrease was primarily due to a decrease in APL’s net income.
          Minority interest in NOARK of $0.6 million for the prior year comparable period represents Southwestern’s 25% ownership interest in the net income of NOARK during the prior year period. APL acquired the remaining 25% ownership interest in May 2006.
          During June 2006, APL identified measurement reporting inaccuracies on three newly installed pipeline meters. To adjust for such inaccuracies, which relate to natural gas volume gathered during the third and fourth quarters of 2005 and first quarter of 2006, APL recorded an adjustment of $1.2 million during the second quarter of 2006 to increase natural gas and liquids cost of goods sold. If the $1.2 million adjustment had been recorded when the inaccuracies arose, reported net income would have been reduced by approximately 0.5%, 3.4% and 1.1% for the third quarter of 2005, fourth quarter of 2005, and first quarter of 2006, respectively. APL’s management believes that the impact of these adjustments is immaterial to its current and prior financial statements.
Liquidity and Capital Resources
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
          At March 31, 2007, we had no amounts outstanding and $50.0 million of remaining committed capacity under our credit facility, subject to covenant limitations (see “—— Our Credit Facility”). APL had $53.0 million of outstanding borrowings under its $225.0 million credit facility at March 31, 2007 and $7.1 million of outstanding letters of credit, which are not reflected as borrowings on our consolidated balance sheet, and $164.9 million of remaining committed capacity under its credit facility, subject to covenant limitations (see “—APL Credit Facility”). In addition to the availability under the credit facility, APL has a universal shelf registration statement on file with the Securities and Exchange Commission, which allows it to issue equity or debt securities (see “—APL Shelf Registration Statement”) of which $352.1 million remains available at March 31, 2007. At March 31, 2007, we had a working capital deficit of $10.5 million compared with a working capital surplus of $0.9 million at December 31, 2006. This decrease was primarily due to an increase in the current portion of APL’s net hedge liability between periods, which is the result of changes in commodity prices after APL entered into the hedges. The majority of APL hedge transactions qualify as effective cash flow hedges, and changes in commodity prices with respect to these hedge transactions are reflected as adjustments to accumulated other comprehensive loss within partners’ deficit on the consolidated balance sheet. We believe that we and APL have sufficient liquid assets, cash from operations and borrowing capacity to meet our financial commitments, debt service obligations, quarterly cash distributions, contingencies and anticipated capital expenditures. However, we and APL are subject to business and operational risks that could adversely affect our cash flow. We and APL may supplement our cash generation with proceeds from financing activities, including borrowings under our and APL’s credit facilities and other borrowings and the issuance of additional limited partner units.
Cash Flows — Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
          Net cash provided by operating activities of $8.5 million for the three months ended March 31, 2007 represented an increase of $7.5 million from $1.0 million for the prior year comparable period. The increase was derived principally from an $11.6 million increase in cash flow resulting from working capital changes, a $2.8 million increase from non-cash movements on APL’s derivatives and a $1.3 million increase in depreciation and amortization. These amounts are partially offset by a $6.2 million decrease in the minority interest of APL’s net income and a $1.7 million decrease in net income.
          Net cash used in investing activities was $18.3 million for the three months ended March 31, 2007, an increase of $4.7 million from $13.6 million for the comparable prior year period. This increase was principally due to a $4.8 million increase in APL’s capital expenditures. See further discussion of capital expenditures under “—— Capital Requirements”.
          Net cash provided by financing activities was $9.6 million for the three months ended March 31, 2007, a decrease of $6.5 million from $16.1 million of net cash provided by financing activities for the comparable prior year period. This decrease was principally due to the $30.0 million of net proceeds from APL’s issuance of cumulative convertible preferred units in March 2006, partially offset by a $24.5 million increase in APL net borrowings under its credit facility.
Capital Requirements
          APL’s operations require continual investment to upgrade or enhance existing operations and to ensure compliance with safety, operational, and environmental regulations. APL’s capital requirements consist primarily of:
•	maintenance capital expenditures to maintain equipment reliability and safety and to address environmental regulations; and

•	expansion capital expenditures to acquire complementary assets and to expand the capacity of its existing operations.
          The following table summarizes APL’s maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Maintenance capital expenditures	$772	$1,161
Expansion capital expenditures	17,605	12,401

Total	$18,377	$13,562

          Expansion capital expenditures increased to $17.6 million for the three months ended March 31, 2007, due principally to expansions of APL’s Appalachia, Velma and Elk City gathering systems and upgrades to processing facilities and compressors to accommodate new wells drilled in APL’s service areas. Maintenance capital expenditures for the three months ended March 31, 2007 decreased to $0.8 million compared with the prior year comparable period due to fluctuations in the timing of APL’s scheduled maintenance activity. As of March 31, 2007, APL is committed to expend approximately $50.5 million on pipeline extensions, compressor station upgrades and processing facility upgrades.
Our Credit Facility
          On July 26, 2006, we, as borrower, and Atlas Pipeline GP, as guarantor, entered into a $50.0 million revolving credit facility with Wachovia Bank, National Association, as administrative agent and issuing bank, and a syndicate of banks. Our credit facility matures in April 2010 and bears interest, at our option, at either (i) adjusted LIBOR (plus the applicable margin, as defined in our credit facility) or (ii) the higher of the federal funds rate plus 0.5% or the Wachovia Bank (each plus the applicable margin), National Association prime rate, except that no more than five LIBOR loans may be outstanding at any time. Borrowings under our credit facility are secured by a first-priority lien on a security interest in all of our assets, including a pledge of Atlas Pipeline GP’s interests in APL, and are guaranteed by Atlas Pipeline GP and any future subsidiaries (excluding APL and its subsidiaries). Our credit facility contains customary covenants, including restrictions on our ability to incur additional indebtedness; make certain acquisitions, loans or investments; make distribution payments to our unitholders if an event of default exists or would result from such distribution; or enter into a merger or sale of substantially all of our property or assets, including the sale or transfer of interests in our subsidiaries. We are in compliance with these covenants as of March 31, 2007.
          The events which constitute an event of default under our credit facility are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreements, adverse judgments against us in excess of a specified amount, a change of control of Atlas America, our general partner or any other obligor, and termination of a material agreement and occurrence of a material adverse effect. Our credit facility requires us to maintain a combined leverage ratio (defined as the ratio of the sum of (i) our funded debt (as defined in our credit facility) and (ii) APL’s funded debt (as defined in APL’s credit facility) to APL’s EBITDA (as defined in APL’s credit facility)) of not more than 5.5 to 1.0. In addition, our credit facility requires us to maintain a funded debt (as defined in our credit facility) to EBITDA ratio of not more than 3.5 to 1.0; and an interest coverage ratio (as defined in our credit facility) of not less than 3.0 to 1.0. Our credit facility defines EBITDA for any period of four fiscal quarters as the sum of (i) four times the amount of cash distributions payable by APL to us in respect of our general partner interest, limited partner interest and incentive distribution rights in APL with respect to the last fiscal quarter in such period, and (ii) our consolidated net income (as defined in our credit facility and as adjusted as provided in our credit facility). As of March 31, 2007, our combined leverage ratio was 4.4 to 1.0, and we were in compliance with our funded debt and interest coverage ratio as we had no borrowings during the compliance period.
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
          Available cash is initially distributed 98% to APL’s common limited partners and 2% to its general partner. These distribution percentages are modified to provide for incentive distributions to be paid to APL’s general partner if quarterly distributions to common limited partners exceed specified targets. Incentive distributions are generally defined as all cash distributions paid to APL’s general partner that are in excess of 2% of the aggregate amount of cash being distributed. The general partner’s incentive distributions declared by APL during the three months ended March 31, 2007 were $3.9 million.
APL Common Equity Offering
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
APL Shelf Registration Statement
          APL has an effective shelf registration statement with the Securities and Exchange Commission that permits it to periodically issue equity and debt securities for a total value of up to $500 million. As of March 31, 2007, $352.1 million remains available for issuance under the shelf registration statement. However, the amount, type and timing of any offerings will depend upon, among other things, APL’s funding requirements, prevailing market conditions, and compliance with its credit facility covenants.

APL Convertible Preferred Units
          On March 13, 2006, APL entered into an agreement to sell 30,000 6.5% cumulative convertible preferred units representing limited partner interests to Sunlight Capital Partners, LLC, an affiliate of Elliott & Associates, for aggregate gross proceeds of $30.0 million. APL also sold an additional 10,000 6.5% cumulative preferred units to Sunlight Capital Partners for $10.0 million on May 19, 2006, pursuant to APL’s right under the agreement to require Sunlight Capital Partners to purchase such additional units. Commencing on March 13, 2007, the preferred units will be entitled to receive dividends of 6.5% per annum, which will accrue and be paid quarterly on the same date as the distribution payment date for APL’s common units (see Note 16). The preferred units are convertible, at the holder’s option, into APL’s common units commencing on the date immediately following the first record date after March 13, 2007 at a conversion price equal to the lesser of $41.00 or 95% of the market price of APL’s common units as of the date of the notice of conversion. APL may elect to pay cash rather than issue common units in satisfaction of a conversion request. APL has the right to call the preferred units at a specified premium. APL has filed a registration statement to cover the resale of the common units underlying the preferred units. The net proceeds from the initial issuance of the preferred units were used to fund a portion of APL’s capital expenditures in 2006, including the construction of the Sweetwater gas plant and related gathering system. The proceeds from the issuance of the additional 10,000 preferred units were used to reduce indebtedness under APL’s credit facility incurred in connection with the acquisition of the remaining 25% ownership interest in NOARK. APL’s preferred units are reflected on our consolidated balance sheet as minority interest in APL. If converted to APL common units, the preferred equity amount converted will be reclassified to common limited partners’ equity within minority interest in APL on our consolidated balance sheet. Dividends accrued and paid on APL’s preferred units and the premium paid upon their redemption, if any, will be recognized within minority interest in APL in our consolidated statements of income.
          On April 18, 2007, APL amended the terms of its $40 million of preferred limited partner unit financing arrangement with Sunlight Capital Partners. Under the amended provisions of the financing arrangement, the preferred units will not be entitled to receive their stated 6.5% per annum dividend until March 13, 2008. The conversion of the preferred units, at Sunlight’s option, will be postponed until the date immediately following the first common unit distribution record date after March 13, 2008. In addition, the conversion price for the preferred units was increased to the lesser of $43.00 or 95% of the market price of APL’s common units as of the date of notice of conversion. In connection with this amended arrangement, APL provided Sunlight a premium on its preferred units through the issuance of approximately $8.5 million of its 8.125% senior unsecured notes at 103% of their par value.
APL Credit Facility
          APL has a $225.0 million credit facility with a syndicate of banks which matures in June 2011. The credit facility bears interest, at its option, at either (i) adjusted LIBOR plus the applicable margin, as defined, or (ii) the higher of the federal funds rate plus 0.5% or the Wachovia Bank prime rate (each plus the applicable margin). The weighted average interest rate on APL’s outstanding credit facility borrowings at March 31, 2007 was 7.4%. Up to $50.0 million of APL’s credit facility may be utilized for letters of credit, of which $7.1 million was outstanding at March 31, 2007. These outstanding letter of credit amounts were not reflected as borrowings on our consolidated balance sheet. Borrowings under APL’s credit facility are secured by a lien on and security interest in all of APL’s property and that of our wholly-owned subsidiaries, and by the guaranty of each of our wholly-owned subsidiaries. APL’s credit facility contains customary covenants, including restrictions on its ability to incur additional indebtedness; make certain acquisitions, loans or investments; make distribution payments to its unitholders if an event of default exists; or enter into a merger or sale of assets, including the sale or transfer of interests in our subsidiaries. APL is in compliance with these covenants as of March 31, 2007.
          The events which constitute an event of default are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in APL’s credit agreements, adverse judgments against APL in excess of a specified amount, and a change of control of APL’s general partner.

APL’s credit facility requires it to maintain a ratio of senior secured debt (as defined in the credit facility) to EBITDA (as defined in the credit facility) of not more than 4.0 to 1.0; a funded debt (as defined in the credit facility) to EBITDA ratio of not more than 5.25 to 1.0; and an interest coverage ratio (as defined in the credit facility) of not less than 3.0 to 1.0. APL’s credit facility defines EBITDA to include pro forma adjustments, acceptable to the administrator of the facility, following material acquisitions. As of March 31, 2007, APL’s ratio of senior secured debt to EBITDA was 0.8 to 1.0, its funded debt ratio was 4.4 to 1.0 and its interest coverage ratio was 3.5 to 1.0.
          APL is unable to borrow under its credit facility to pay distributions of available cash to unitholders because such borrowings would not constitute “working capital borrowings” pursuant to its partnership agreement.
APL Senior Notes
          In December 2005, APL and its subsidiary, Atlas Pipeline Finance Corp. (“APFC”), issued $250.0 million of 10-year, 8.125% senior unsecured notes (“Senior Notes”) in a private placement transaction pursuant to Rule 144A and Regulation S under the Securities Act of 1933 for net proceeds of $243.1 million, after underwriting commissions and other transaction costs. In May 2006, APL and APFC issued an additional $35.0 million of senior unsecured notes at 103% par value, with a resulting effective yield of approximately 7.6%, for net proceeds of approximately $36.6 million, including accrued interest and net of initial purchaser’s discount and other transaction costs. Interest on APL’s Senior Notes is payable semi-annually in arrears on June 15 and December 15. APL’s Senior Notes are redeemable at any time on or after December 15, 2010 at certain redemption prices, together with accrued and unpaid interest to the date of redemption. APL’s Senior Notes are also redeemable at any time prior to December 15, 2010 at stated redemption prices, together with accrued and unpaid interest to the date of redemption. In addition, prior to December 15, 2008, APL may redeem up to 35% of the aggregate principal amount of its Senior Notes with the proceeds of certain APL equity offerings at a stated redemption price. APL’s Senior Notes are also subject to repurchase at a price equal to 101% of their principal amount, plus accrued and unpaid interest, upon a change of control or upon certain asset sales if APL does not reinvest the net proceeds within 360 days. APL’s Senior Notes are junior in right of payment to its secured debt, including its obligations under its credit facility. At March 31, 2007, all of APL’s outstanding Senior Notes have been registered with the Securities and Exchange Commission.
          The indenture governing APL’s Senior Notes contains covenants, including limitations of its ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of its assets. APL is in compliance with these covenants as of March 31, 2007.
NOARK Notes
          On May 2, 2006, APL acquired the remaining 25% equity ownership interest in NOARK from Southwestern. Prior to this acquisition, NOARK’s subsidiary, NOARK Pipeline Finance, L.L.C., had $39.0 million in principal amount outstanding of 7.15% notes due in 2018, which was presented as debt on our consolidated balance sheet, to be allocated severally 100% to Southwestern. In connection with the acquisition of the 25% equity ownership interest in NOARK, Southwestern acquired NOARK Pipeline Finance, L.L.C. and agreed to retain the obligation for the outstanding NOARK notes, with the result that neither APL nor NOARK have any further liability with respect to such notes.
Critical Accounting Policies and Estimates
          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenues and expenses during the reporting period. Although we believe our estimates are reasonable, actual results could differ from those estimates. A discussion of our significant accounting policies we have adopted and followed in the preparation of our consolidated financial statements is included within our Annual Report on Form 10-K for the year ended December 31, 2006, and there have been no material changes to these policies through March 31, 2007.
New Accounting Standards
          In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement will be effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Statement offers various options in electing to apply the provisions of this Statement, and at this time we have not made any decisions with regards to its application to our financial position or results of operations. We are currently evaluating whether SFAS No. 159 will have an impact on our financial position and results of operations.
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
          APL is exposed to various market risks, principally fluctuating interest rates and changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. APL manages these risks through regular operating and financing activities and periodical use of derivative financial instruments. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on March 31, 2007. Only the potential impact of hypothetical assumptions are analyzed. The analysis does not consider other possible effects that could impact APL’s business.
          Interest Rate Risk. At March 31, 2007, we had a $50.0 million revolving credit facility with no amounts outstanding. Borrowing under this credit facility in future periods will subject us to movements in interest rates, which could negatively impact our net income and cash flow.

          At March 31, 2007, APL had a $225.0 million revolving credit facility ($53.0 million outstanding) to fund the expansion of its existing gathering systems, acquire other natural gas gathering systems and fund working capital movements as needed. The weighted average interest rate for APL’s borrowings was 7.8% at March 31, 2007. Holding all other variables constant, a 1% change in APL’s interest rates would change interest expense by $0.5 million.
          Commodity Price Risk. APL is exposed to commodity prices as a result of being paid for certain services in the form of commodities rather than cash. For gathering services, APL receives fees or commodities from the producers to bring the raw natural gas from the wellhead to the processing plant. For processing services, APL either receives fees or commodities as payment for these services, based on the type of contractual agreement. Based on its current portfolio of natural gas supply contracts, APL has long condensate, NGL, and natural gas positions. A 10% change in the average price of NGLs, natural gas and condensate APL processes and sells would result in a change to our consolidated income for the twelve-month period ending March 31, 2008, excluding the effect of minority interests in APL net income, of approximately $7.7 million.
          APL enters into financial swap and option instruments to hedge its forecasted natural gas, NGLs and condensate sales against the variability in expected future cash flows attributable to changes in market prices. The swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas, NGLs and condensate is sold. Under these swap agreements, APL receives or pays a fixed price and receives or remits a floating price based on certain indices for the relevant contract period. Option instruments are contractual agreements that grant the right, but not obligation, to purchase or sell natural gas, NGLs and condensate at a fixed price for the relevant contract period. These financial swap and option instruments are generally classified as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).
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
          APL’s derivatives are recorded on our consolidated balance sheet as assets or liabilities at fair value. For APL derivatives qualifying as hedges, we recognize the effective portion of changes in fair value in partners’ capital (deficit) on our consolidated balance sheet as accumulated other comprehensive income (loss), and reclassify them to natural gas and liquids revenue within our consolidated statements of income as the underlying transactions are settled. For APL’s non-qualifying derivatives and for the ineffective portion of qualifying derivatives, we recognize changes in fair value within other income in our consolidated statements of income as they occur. At March 31, 2007 and December 31, 2006, we reflected APL’s net derivative liabilities on our consolidated balance sheets of $28.0 million and $20.1 million, respectively. Of the $51.0 million of net loss in accumulated other comprehensive loss within partners’ capital on our consolidated balance sheet at March 31, 2007, if the fair values of the instruments remain at current market values, we will reclassify $31.3 million of APL’s losses to natural gas and liquids revenue in our consolidated statements of income over the next twelve month period as these contracts expire, and $19.7 million will be reclassified in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. APL’s ineffective hedge gains or losses are recorded within other income in our consolidated statements of income while the hedge contracts are open and may increase or decrease until settlement of the contract. We recognized losses of $3.0 million and $2.4 million for the three months ended March 31, 2007 and 2006, respectively, within natural gas and liquids revenue in our consolidated statements of income related to the settlement of APL’s qualifying hedge instruments. We recognized losses of $1.3 million and $1.0 million within other income in our consolidated statements of income related to the change in market value of APL’s non-qualifying derivatives and the ineffective portion of APL’s qualifying derivatives, respectively, for the three months ended March 31, 2007. We recognized a gain of $0.5 million for the three months ended March 31, 2006 within other income in our consolidated statements of income related to the change in market value of the ineffective portion of APL’s qualifying derivatives only. For the three months ended March 31, 2006, APL did not have any qualifying derivatives.
          A portion of APL’s future natural gas, NGL and condensate sales is periodically hedged through the use of swaps and collar contracts. Realized gains and losses on the derivative instruments that are classified as effective hedges are reflected in the contract month being hedged as an adjustment to natural gas and liquids revenue within our consolidated statements of income.
          As of March 31, 2007, APL had the following NGLs, natural gas, and crude oil volumes hedged:
          Natural Gas Liquids Sales

Production		Average	Fair Value
Period	Volumes	Fixed Price	Liability(1)
Ended December 31,	(gallons)	(per gallon)	(in thousands)
2007	71,631,000	$0.901	$(9,221)
2008	33,012,000	0.697	(9,076)
2009	8,568,000	0.746	(2,113)

			$(20,410)

          Crude Oil Sales Options (associated with NGL volume)

Production		Associated	Average
Period	Crude	NGL	Crude	Fair Value
Ended December 31,	Volume	Volume	Strike Price	Asset/(Liability)(2)	Option Type
	(barrels)	(gallons)	(per barrel)	(in thousands)
2008	693,600	38,744,000	$60.00	$2,526	Puts purchased
2008	693,600	38,744,000	84.00	(2,570)	Calls sold
2009	720,000	40,219,000	60.00	3,314	Puts purchased
2009	720,000	40,219,000	81.00	(1,838)	Calls sold

				$1,432

          Natural Gas Sales

Production		Average	Fair Value
Period	Volumes	Fixed Price	Liability(2)
Ended December 31,	(mmbtu)(3)	(per mmbtu) (3)	(in thousands)
2007	810,000	$7.255	$(798)
2008	240,000	7.270	(395)
2009	480,000	8.000	(162)

			$(1,355)

          Natural Gas Basis Sales

Production		Average	Fair Value
Period	Volumes	Fixed Price	Asset(2)
Ended December 31,	(mmbtu)(3)	(per mmbtu)(3)	(in thousands)
2007	810,000	$(0.535)	$362
2008	240,000	(0.555)	150
2009	480,000	(0.540)	50

			$562

          Natural Gas Purchases

Production		Average		Fair Value
Period	Volumes	Fixed Price		Liability(2)
Ended December 31,	(mmbtu)(3)	(per mmbtu)(3)		(in thousands)
2007	5,220,000	$8.854	(4)	$(4,926)
2008	4,056,000	8.719	(5)	(733)
2009	2,880,000	8.343		(19)

				$(5,678)

          Natural Gas Basis Purchases

Production		Average	Fair Value
Period	Volumes	Fixed Price	Liability(2)
Ended December 31,	(mmbtu)(3)	(per mmbtu)(3)	(in thousands)
2007	5,220,000	$(0.907)	$(322)
2008	4,056,000	(1.028)	(211)
2009	2,880,000	(0.592)	(150)

			$(683)

          Crude Oil Sales

Production		Average	Fair Value
Period	Volumes	Fixed Price	Liability(2)
Ended December 31,	(barrels)	(per barrel)	(in thousands)
2007	57,800	$56.192	$(717)
2008	65,400	59.424	(689)
2009	33,000	62.700	(207)

			$(1,613)

          Crude Oil Sales Options

Production		Average	Fair Value
Period	Volumes	Strike Price	Asset/(Liability)(2)	Option Type
Ended December 31,	(barrels)	(per barrel)	(in thousands)
2007	9,900	60.000	13	Puts purchased
2007	9,900	73.380	(27)	Calls sold
2008	43,800	60.000	(25)	Puts purchased
2008	43,800	79.544	(166)	Calls sold
2009	30,000	60.000	122	Puts purchased
2009	30,000	71.250	(196)	Calls sold

			$(279)

Total net liability			$(28,024)

(1)	Fair value based upon management estimates, including forecasted forward NGL prices as a function of forward NYMEX natural gas, light crude and propane prices.

(2)	Fair value based on forward NYMEX natural gas and light crude prices, as applicable.

(3)	Mmbtu represents million British Thermal Units.

(4)	Includes APL’s premium received from its sale of an option for it to sell 3,600,000 mmbtu of natural gas at an average price of $14.33 per mmbtu for the year ended December 31, 2007.

(5)	Includes APL’s premium received from its sale of an option for it to sell 936,000 mmbtu of natural gas for the year ended December 31, 2008 at $15.50 per mmbtu.

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
          As of December 31, 2006, APL’s management concluded that its internal control over financial reporting was ineffective, based on its evaluation under the COSO framework, because it identified a material weakness with regard to its accounting for certain derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Specifically, APL entered into a significant number of option instruments (a combination of puts purchased and calls sold that are commonly known as “costless collars”) in September 2006 to hedge its exposure to movements in commodity prices that were not appropriately valued within our consolidated financial statements under the provisions of SFAS No. 133. While the costless collars were valued appropriately with regard to their intrinsic value, APL did not record a fair value for the time-value component of the derivative instruments. All of APL’s other derivative instruments that were in effect during 2006 had been appropriately recorded within our consolidated financial statements as of December 31, 2006. This material weakness resulted in the amendment of our Form 10-Q as of September 30, 2006.
          Subsequent to its discovery of the material weakness discussed above , in early 2007 APL took steps to remediate the material weakness, including reviewing the accounting requirements necessary for compliance with SFAS No. 133 and establishing additional review procedures of accounting for derivative transactions by senior personnel within APL’s organization. We believe these actions have strengthened APL’s internal control over financial reporting and address the material weakness identified.
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Certificate of Limited Partnership of Atlas Pipeline Holdings, L.P. (1)
3.2	Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Holdings, L.P. (2)
4.1	Specimen Certificate Representing Common Units (3)
31.1	Rule 13a-14(a)/15d-14(a) Certifications
31.2	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certification
32.2	Section 1350 Certification

(1)	Previously filed as an exhibit to the Partnership’s registration statement on Form S-1, as amended (Registration No. 333-130999).

(2)	Previously filed as an exhibit to the Partnership’s Form 10-Q for the quarter ended June 30, 2006.

SIGNATURES
ATLAS PIPELINE HOLDINGS, L.P.
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	Atlas Pipeline Holdings GP, LLC, its General Partner

Date: May 4, 2007	By:	/s/ EDWARD E. COHEN Edward E. Cohen
Chairman of the Board of the General Partner
Chief Executive Officer of the General Partner

Date: May 4, 2007	By:	/s/ MATTHEW A. JONES Matthew A. Jones
Chief Financial Officer and Director of the General
Partner

Date: May 4, 2007	By:	/s/ SEAN P. MCGRATH Sean P. McGrath
Chief Accounting Officer of the General Partner