Form 10-Q
period 2007-06-30
Atlas Pipeline Holdings, L.P.
filed 2007-08-08
CIK 1347218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 1-32953
ATLAS PIPELINE HOLDINGS, L.P.
(Exact name of registrant as specified in its charter)

DELAWARE	43-2094238
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1550 Coraopolis Heights Road
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
CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$2,473	$2,198
Accounts receivable — affiliates	3,679	7,087
Accounts receivable	48,409	51,192
Current portion of derivative asset	—	5,437
Prepaid expenses and other	4,315	10,489

Total current assets	58,876	76,403

Property, plant and equipment, net	638,479	607,097

Long-term derivative asset	—	305

Intangible assets, net	24,744	25,530

Goodwill	63,441	63,441

Other assets, net	13,739	14,358

	$799,279	$787,134

LIABILITIES AND PARTNERS’ DEFICIT

Current liabilities:
Current portion of long-term debt	$39	$71
Accounts payable	14,311	18,624
Accrued liabilities	10,334	6,673
Distribution payable	5,486	—
Current portion of derivative liability	32,152	17,362
Accrued producer liabilities	29,999	32,766

Total current liabilities	92,321	75,496

Long-term derivative liability	26,223	8,505

Long-term debt, less current portion	368,464	324,012

Minority interest in Atlas Pipeline Partners, L.P.	318,790	386,131

Commitments and contingencies

Partners’ deficit:
Common limited partners’ interests	(6,306)	6,899
Accumulated other comprehensive loss	(213)	(13,909)

Total partners’ deficit	(6,519)	(7,010)

	$799,279	$787,134

See accompanying notes to consolidated financial statements

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per unit data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue:
Natural gas and liquids	$104,792	$95,609	$206,968	$196,086
Transportation and compression – affiliates	8,458	7,834	16,178	15,708
Transportation and compression – third parties	10,588	5,379	20,426	14,156
Other income (loss)	(28,419)	679	(30,609)	1,361

Total revenue and other income (loss)	95,419	109,501	212,963	227,311

Costs and expenses:
Natural gas and liquids	87,102	77,006	174,912	162,898
Plant operating	4,515	3,926	9,045	7,153
Transportation and compression	3,210	2,849	6,322	4,925
General and administrative	7,630	4,180	14,198	8,396
Compensation reimbursement – affiliates	798	885	1,428	1,605
Depreciation and amortization	6,671	5,258	13,205	10,533
Interest	7,415	6,154	14,261	12,491
Minority interest in NOARK	—	(451)	—	118
Minority interest in Atlas Pipeline Partners, L.P.	(20,633)	5,161	(21,782)	10,303

Total costs and expenses	96,708	104,968	211,589	218,422

Net income (loss)	$(1,289)	$4,533	$1,374	$8,889

Allocation of net income (loss) attributable to common limited partners/owners:
Portion applicable to owners’ interest (period prior to the initial public offering on July 26, 2006)	$—	$4,533	$—	$8,889
Portion applicable to common limited partners’ interest (period subsequent to the initial public offering on July 26, 2006)	(1,289)	—	1,374	—

Net income (loss) attributable to common limited partners/owners	$(1,289)	$4,533	$1,374	$8,889

Net income (loss) attributable to common limited partners per unit:
Basic	$(0.06)		$0.07

Diluted	$(0.06)		$0.07

Weighted average common limited partner units outstanding:
Basic	21,100		21,100

Diluted	21,100		21,133

See accompanying notes to consolidated financial statements

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF PARTNERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(in thousands, except unit data)
(Unaudited)

			Accumulated
	Common Limited		Other	Total
	Partners’ Capital		Comprehensive	Partners’
	Units	$	Loss	Deficit
Balance at January 1, 2007	21,100,000	$6,899	$(13,909)	$(7,010)
Reimbursement of costs incurred related to issuance of common limited partner units in initial public offering		166		166
Unissued common units under incentive plans	—	1,458	—	1,458
Distributions paid and payable to common limited partners	—	(16,036)	—	(16,036)
Distribution equivalent rights paid and payable on unissued units under incentive plans		(167)		(167)
Other comprehensive gain	—	—	13,696	13,696
Net income	—	1,374	—	1,374

Balance at June 30, 2007	21,100,000	$(6,306)	$(213)	$(6,519)

See accompanying notes to consolidated financial statements

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,374	$8,889
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in net income (loss) of Atlas Pipeline Partners, L.P.	(21,782)	10,303
Distributions paid to minority interest limited partners in Atlas Pipeline Partners, L.P.	(19,675)	(18,218)
Depreciation and amortization	13,205	10,533
Non-cash loss (gain) on derivatives	30,826	(256)
Non-cash compensation expense	5,720	2,502
Amortization of deferred finance costs	1,117	1,205
Minority interest in NOARK	—	118
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and prepaid expenses and other	8,512	8,577
Accounts payable and accrued liabilities	(3,418)	(18,249)
Accounts payable and accounts receivable – affiliates	3,408	(41)

Net cash provided by operating activities	19,286	5,363

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for acquisition	—	(30,000)
Capital expenditures	(43,395)	(35,812)
Other	208	159

Net cash used in investing activities	(43,187)	(65,653)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Atlas Pipeline Partners, L.P. debt	8,524	36,655
Payment of Atlas Pipeline Partners, L.P. preferred unit dividend	(8,524)	—
Repayment of Atlas Pipeline Partners, L.P. debt	—	(39,000)
Borrowings under Atlas Pipeline Partners, L.P. credit facility	118,000	9,500
Repayments under Atlas Pipeline Partners, L.P. credit facility	(82,000)	(19,000)
Net proceeds from issuance of Atlas Pipeline Partners, L.P. common limited partner units	—	19,769
Net proceeds from issuance of Atlas Pipeline Partners, L.P. preferred limited partner units	—	39,970
Distributions paid to common limited partners	(10,550)	—
Capital contribution from owners	—	1,206
Distributions to owners	—	(9,789)
Other	(1,274)	(697)

Net cash provided by financing activities	24,176	38,614

Net change in cash and cash equivalents	275	(21,676)
Cash and cash equivalents, beginning of period	2,198	34,237

Cash and cash equivalents, end of period	$2,473	$12,561

See accompanying notes to consolidated financial statements

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
NOTE 1 – BASIS OF PRESENTATION
     Atlas Pipeline Holdings, L.P. (“Atlas Pipeline Holdings” or the “Partnership”) is a publicly-traded Delaware limited partnership (NYSE: AHD). On July 26, 2006, Atlas America, Inc. and its affiliates (“Atlas America”), a publicly-traded company (NASDAQ: ATLS), contributed its ownership interests in Atlas Pipeline Partners GP, LLC (“Atlas Pipeline GP” or the “General Partner”), its then wholly-owned subsidiary, a Delaware limited liability company and general partner of Atlas Pipeline Partners, L.P. (“APL”), to the Partnership. Concurrent with this transaction, the Partnership issued 3,600,000 common units, representing a 17.1% ownership interest, in an initial public offering at a price of $23.00 per unit (see Note 3). At June 30, 2007, the Partnership had 21,100,000 common limited partnership units outstanding. The Partnership’s general partner, Atlas Pipeline Holdings GP, LLC, which does not have an economic interest in the Partnership and is not entitled to receive any distributions from the Partnership, manages the operations and activities of the Partnership and owes a fiduciary duty to the Partnership’s common unitholders.
     APL is a publicly-traded (NYSE: APL) Delaware limited partnership and a midstream energy service provider engaged in the transmission, gathering and processing of natural gas in the Mid-Continent and Appalachian regions. APL’s operations are conducted through subsidiary entities whose equity interests are owned by Atlas Pipeline Operating Partnership, L.P. (the “Operating Partnership”), a wholly-owned subsidiary of APL. The Partnership, through its general partner interests in APL and the Operating Partnership, owns a 2% general partner interest in the consolidated pipeline operations of APL, through which it manages and effectively controls both APL and the Operating Partnership. The remaining 98% ownership interest in the consolidated pipeline operations consists of limited partner interests in APL. The Partnership also owns 1,641,026 APL limited partner units at June 30, 2007 which have not been registered with the Securities and Exchange Commission and, therefore, their resale in the public market is subject to restrictions under the Securities Act. At June 30, 2007, APL had 13,080,418 common limited partnership units, including 1,641,026 unregistered common units held by the Partnership, and 40,000 $1,000 par value cumulative convertible preferred limited partnership units outstanding (see Note 5 and Note 16).
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
     In addition to its 82.9% ownership interest in the Partnership at June 30, 2007, Atlas America also had a 49.0% ownership interest in the outstanding common units of Atlas Energy Resources, LLC and subsidiaries (“Atlas Energy”), a publicly-traded company (NYSE: ATN) focused on the development of natural gas and oil in the Appalachian basin. Substantially all of the natural gas APL transports in the Appalachian basin is derived from wells operated by Atlas Energy.

     The accompanying consolidated financial statements, which are unaudited except that the balance sheet at December 31, 2006 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three and six month periods ended June 30, 2007 may not necessarily be indicative of the results of operations for the full year ending December 31, 2007.
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
Principles of Consolidation and Minority Interest
     The consolidated financial statements include the accounts of the Partnership, the General Partner, APL, the Operating Partnership and the Operating Partnership’s subsidiaries. Prior to the Partnership’s initial public offering on July 26, 2006 (see Note 3), at which date Atlas America contributed its ownership interests in the General Partner to the Partnership, the consolidated financial statements only include the accounts of the General Partner, APL, the Operating Partnership and the Operating Partnership’s subsidiaries. APL’s limited partner equity interests owned by third-parties at June 30, 2007 and December 31, 2006 are reflected as minority interest in APL on the Partnership’s consolidated balance sheets. All material intercompany transactions have been eliminated.
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
     The natural gas industry principally conducts its business by processing actual transactions at the end of the month following the month of delivery. Consequently, the most current month’s financial results were recorded using estimated volumes and commodity market prices. Differences between estimated and actual amounts are recorded in the following month’s financial results. Management believes that the operating results presented for the three and six months ended June 30, 2007 represent actual results in all material respects (see “ – Revenue Recognition” accounting policy for further description).
Net Income (Loss) Per Common Unit
     Basic net income (loss) attributable to common limited partners per unit is computed by dividing net income (loss) attributable to common limited partners by the weighted average number of common limited partner units outstanding during the period. Diluted net income attributable to common limited partners per unit is calculated by dividing net income attributable to common limited partners by the sum of the weighted average number of common limited partner units outstanding and the dilutive effect of phantom unit or unit option awards, as calculated by the treasury stock method. Phantom units and unit options consist of common units issuable under the terms of the Partnership’s Long-Term Incentive Plan (see Note 13). Prior to the closing of the Partnership’s initial public offering on July 26, 2006, there were no common limited partner units outstanding. As such, the Partnership’s net income attributable to common limited partners per unit is only presented for the three and six months ending June 30, 2007. The following table sets forth the reconciliation of the Partnership’s weighted average number of common limited partner units used to compute basic net income attributable to common limited partners per unit with those used to compute diluted net income attributable to common limited partners per unit (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2007
Weighted average number of common limited partner units – basic	21,100	21,100
Add effect of dilutive unit incentive awards(1)	—	33

Weighted average number of common limited partner units – diluted	21,100	21,133

(1)	For the three months ended June 30, 2007, approximately 42,000 phantom units were excluded from the computation of diluted earnings attributable to common limited partners per unit because the inclusion of such units were anti-dilutive.
Minority Interest in Atlas Pipeline Partners, L.P.
     The minority interest in APL on the Partnership’s consolidated financial statements reflect the outside ownership interest in APL, which was 86.5% at both June 30, 2007 and December 31, 2006. The minority interests in APL in the Partnership’s consolidated statements of income is calculated quarterly by multiplying (i) the weighted average APL common limited partner units outstanding held by non-affiliated third parties by (ii) the consolidated net income (loss) per APL common limited partner unit for the respective quarter. The net income (loss) per APL common limited partner unit is calculated by dividing the net income (loss) allocated to common limited partners, after the allocation of net income (loss) to the Partnership as general partner in accordance with the terms of the APL partnership agreement, by the total weighted average APL common limited partner units outstanding. The Partnership’s general partner interest in the net income (loss) of APL is based upon its 2% general partner ownership interest and incentive distributions, with a priority allocation of APL’s net income (loss) in an amount equal to the incentive distributions, in accordance with the APL partnership agreement, and the remaining APL net income (loss) allocated with respect to the general partner’s and APL’s limited partners’ ownership interests. The minority interest liability on the Partnership’s consolidated balance sheets principally reflects the sum of the allocation of APL consolidated net income (loss) to the minority interest and the contributed capital of minority interests through the sale of limited partner units in APL, partially offset by APL quarterly cash distributions to the minority interest owners.
Comprehensive Income (Loss)
     Comprehensive income (loss) includes net income (loss) and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net income (loss), are referred to as “other comprehensive income (loss)” and for the Partnership include only changes in the fair value of unsettled APL derivative contracts accounted for as hedges. The following table sets forth the calculation of the Partnership’s comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income (loss)	$(1,289)	$4,533	$1,374	$8,889

Other comprehensive income (loss):
Changes in fair value of derivative instruments accounted for as hedges	(9,453)	(18,845)	(18,121)	(18,471)
Changes in minority interest related to items in other comprehensive income (loss)	52,593	6,986	21,120	4,447
Add: adjustment for realized losses reclassified to net income	7,650	3,222	10,697	5,622

Total other comprehensive gain (loss)	50,790	(8,637)	13,696	(8,402)

Comprehensive income (loss)	$49,501	$(4,104)	$15,070	$487

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
     Keep-Whole Contracts. These contracts require APL, as the processor, to purchase raw natural gas from the producer at current market rates. Therefore, APL bears the economic risk (the “processing margin risk”) that the aggregate proceeds from the sale of the processed natural gas and NGLs could be less than the amount that it paid for the unprocessed natural gas. However, because the natural gas received by the Elk City/Sweetwater system, which is currently APL’s only gathering system with keep-whole contracts, is generally low in liquids content and meets downstream pipeline specifications without being processed, the natural gas can be bypassed around the Elk City and Sweetwater processing plants and delivered directly into downstream pipelines during periods of margin risk. Therefore, the processing margin risk associated with such type of contracts is minimized.
     APL accrues unbilled revenue due to timing differences between the delivery of natural gas, NGLs, and oil and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from APL’s records and management estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices (see Use of Estimates accounting policy for further description). APL had unbilled revenues at June 30, 2007 and December 31, 2006 of $11.2 million and $20.2 million, respectively, which are included in accounts receivable and accounts receivable-affiliates within the Partnership’s consolidated balance sheets.
Capitalized Interest
     APL capitalizes interest on borrowed funds related to capital projects only for periods that activities are in progress to bring these projects to their intended use. The weighted average rate used to capitalize interest on borrowed funds by APL was 8.0% for both the three and six months ended June 30, 2007 and 8.1% for both the three and six months ended June 30, 2006. The amount of interest capitalized was $0.4 million and $0.6 million for the three months ended June 30, 2007 and 2006, respectively, and $1.0 million for both the six months ended June 30, 2007 and 2006.
Intangible Assets
     The Partnership has recorded intangible assets with finite lives in connection with certain consummated acquisitions (see Note 9). The following table reflects the components of intangible assets being amortized at June 30, 2007 and December 31, 2006 (in thousands):

			Estimated
	June 30,	December 31,	Useful Lives
	2007	2006	In Years
Gross Carrying Amount:
Customer contracts	$12,810	$12,390	8
Customer relationships	17,260	17,260	20

	$30,070	$29,650

Accumulated Amortization:
Customer contracts	$(3,420)	$(2,646)
Customer relationships	(1,906)	(1,474)

	$(5,326)	$(4,120)

Net Carrying Amount:
Customer contracts	$9,390	$9,744
Customer relationships	15,354	15,786

	$24,744	$25,530

     During the third quarter of 2006, the Partnership adjusted the preliminary purchase price allocation for APL’s NOARK acquisition and reduced the estimated amount allocated to customer contracts and customer relationships based upon the findings of an independent valuation firm (see Note 9) and allocated additional amounts to property, plant and equipment (see Note 7).
     Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) requires that intangible assets with finite useful lives be amortized over their estimated useful lives. If an intangible asset has a finite useful life, but the precise length of that life is not known, that intangible asset must be amortized over the best estimate of its useful life. At a minimum, APL will assess the useful lives and residual values of all intangible assets on an annual basis to determine if adjustments are required. The estimated useful life for APL’s customer contract intangible assets is based upon the approximate average length of customer contracts in existence at the date of acquisition. The estimated useful life for APL’s customer relationship intangible assets is based upon the estimated average length of non-contracted customer relationships in existence at the date of acquisition. Amortization expense on intangible assets was $0.6 million and $1.2 million for the three months ended June 30, 2007 and 2006, respectively, and $1.2 million and $2.3 million for the six months ended June 30, 2007 and 2006, respectively. Amortization expense related to intangible assets is estimated to be $2.5 million for each of the next five calendar years commencing in 2008.
Goodwill
     At June 30, 2007 and December 31, 2006, APL had $63.4 million of goodwill recorded in connection with consummated acquisitions (see Note 9). The changes in the carrying amount of goodwill for the six months ended June 30, 2007 and 2006 were as follows (in thousands):

	Six Months Ended
	June 30,
	2007	2006
Balance, beginning of period	$63,441	$111,446
Goodwill acquired – remaining 25% interest in NOARK	—	30,195
Reduction in minority interest deficit acquired	—	(118)
Purchase price allocation adjustment – NOARK	—	(314)

Balance, end of period	$63,441	$141,209

     During the third quarter of 2006, APL adjusted the preliminary purchase price allocation for the NOARK acquisition and reduced the estimated amount allocated to goodwill based upon the findings of an independent valuation firm (see Note 9) and allocated additional amounts to property, plant and equipment (see Note 7). APL tests its goodwill for impairment at each year end by comparing enterprise fair values to carrying values. The evaluation of impairment under SFAS No. 142 requires the use of projections, estimates and assumptions as to the future performance of APL’s operations, including anticipated future revenues, expected future operating costs and the discount factor used. Actual results could differ from projections, resulting in revisions to APL’s assumptions and, if required, recognition of an impairment loss. APL’s test of goodwill at December 31, 2006 resulted in no impairment, and no impairment indicators have been noted as of June 30, 2007. APL will continue to evaluate its goodwill at least annually and if impairment indicators arise, and will reflect the impairment of goodwill, if any, within the Partnership’s consolidated statement of income for the period in which the impairment is indicated.
New Accounting Standards
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 will be effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. SFAS No. 159 offers various options in electing to apply its provisions and at this time the Partnership has not made any decisions with regards to its application to its financial position or results of operations. The Partnership is currently evaluating whether SFAS No. 159 will have an impact on its financial position and results of operations.
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

NOTE 5 – APL PREFERRED UNIT EQUITY OFFERING
     On March 13, 2006, APL entered into an agreement to sell 30,000 6.5% cumulative convertible preferred units representing limited partner interests to Sunlight Capital Partners, LLC (“Sunlight Capital”), an affiliate of Elliott & Associates, for aggregate gross proceeds of $30.0 million. APL also sold an additional 10,000 6.5% cumulative preferred units to Sunlight Capital for $10.0 million on May 19, 2006, pursuant to its right under the agreement to require Sunlight Capital to purchase such additional units. The APL preferred units were originally entitled to receive dividends of 6.5% per annum commencing on March 13, 2007 and were to have been accrued and paid quarterly on the same date as the distribution payment date for APL’s common units. On April 18, 2007, APL and Sunlight Capital agreed to amend the terms of the preferred units effective as of that date. The terms of APL’s preferred units were amended to entitle them to receive dividends of 6.5% per annum commencing on March 13, 2008 and to be convertible, at Sunlight Capital’s option, into common units commencing on the date immediately following the first record date for APL’s common unit distributions after March 13, 2008 at a conversion price equal to the lesser of $43.00 or 95% of the market price of APL’s common units as of the date of the notice of conversion. APL may elect to pay cash rather than issue common units in satisfaction of a conversion request. APL has the right to call the preferred units at a specified premium. The applicable redemption price under the amended agreement was increased to $53.82.
     In consideration of Sunlight Capital’s consent to the amendment of the preferred units, APL issued $8.5 million of its 8.125% senior unsecured notes due 2015 (the “Notes”) (see Note 11) to Sunlight Capital. APL filed, pursuant to the Registration Rights Agreement, an exchange offer registration statement to exchange the Notes for publicly tradable notes. The registration statement was declared effective by the SEC on July 17, 2007. APL must complete the exchange offer by September 15, 2007 or, if it fails to do so, the Notes will accrue additional interest of 1% per annum for each 90-day period APL is in default, up to a maximum amount of 3% per annum. The Partnership recorded the APL Notes as long-term debt and a preferred unit dividend within minority interest in APL on its consolidated balance sheet, and has reduced minority interest in APL by $3.8 million of this amount, which is the portion deemed to be attributable to the concessions of APL’s common limited partners and its general partner to its preferred unitholder, on its consolidated statements of income.
     APL’s preferred units are reflected on the Partnership’s consolidated balance sheet as minority interest in APL. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 68, “Increasing Rate Preferred Stock,” APL’s preferred units were originally recorded on the consolidated balance sheet at the amount of net proceeds received less an imputed dividend cost. The imputed dividend cost of $2.4 million was the result of APL’s preferred units not having a dividend yield during the first year after their issuance on March 13, 2006 and was amortized in full as of March 12, 2007. As a result of the amended agreement, APL recognized an imputed dividend cost of $2.5 million that will be amortized during the year commencing March 13, 2007 and is based upon the present value of the net proceeds received using the 6.5% stated yield.
     Amortization of the imputed dividend cost, which is presented within minority interest in APL in the Partnership’s consolidated statements of income, was $0.7 million and $0.5 million for the three months ended June 30, 2007 and 2006, respectively, and $1.2 million and $0.6 million for the six months ended June 30, 2007 and 2006, respectively. If converted to APL common units, the preferred equity amount converted will be reclassified to common limited partners’ equity within minority interest in APL on the Partnership’s consolidated balance sheet. Dividends accrued and paid on APL’s preferred units and the premium paid upon their redemption, if any, will be recognized within minority interest in APL in the Partnership’s consolidated statements of income.
     The net proceeds from the initial issuance of APL’s preferred units were used to fund a portion of its capital expenditures in 2006, including the construction of the Sweetwater gas plant and related gathering system. The proceeds from the issuance of the additional 10,000 preferred units were used to reduce indebtedness under APL’s credit facility incurred in connection with its acquisition of the remaining 25% ownership interest in NOARK.

NOTE 6 – ATLAS PIPELINE CASH DISTRIBUTIONS
Atlas Pipeline Holdings Cash Distributions
     Upon completion of the initial public offering, the Partnership adopted a cash distribution policy under which it distributes, within 50 days after the end of each quarter, all of its available cash (as defined in the partnership agreement) for that quarter to its common unitholders. Distributions declared by the Partnership for the period from July 26, 2006, the date of the Partnership’s initial public offering, through June 30, 2007 were as follows:

		Cash	Total
		Distribution	Cash Distribution
Date Cash		per Common	to Common
Distribution	For Quarter	Limited	Limited
Paid	Ended	Partner Unit	Partners
			(in thousands)
November 19, 2006	September 30, 2006	$0.17 (1)	$3,587

February 19, 2007	December 31, 2006	$0.25	$5,275
May 18, 2007	March 31, 2007	$0.25	$5,275
August 17, 2007	June 30, 2007	$0.26	$5,486

(1)	Represents a pro-rated cash distribution of $0.24 per common unit for the period from July 26, 2006, the date of the Partnership’s initial public offering, through September 30, 2006.
APL Cash Distributions
     APL is required to distribute, within 45 days after the end of each quarter, all of its available cash (as defined in its partnership agreement) for that quarter to its common unitholders and the Partnership, as general partner. If APL’s common unit distributions in any quarter exceed specified target levels, the Partnership will receive between 15% and 50% of such distributions in excess of the specified target levels. Distributions declared by APL for the period from January 1, 2006 through June 30, 2007 were as follows:

		APL Cash		Total
		Distribution	Total APL	APL Cash
		per	Cash Distribution	Distribution
Date Cash		Common	To Common	to the
Distribution	For Quarter	Limited	Limited	General
Paid	Ended	Partner Unit	Partners	Partner
			(in thousands)	(in thousands)
February 14, 2006	December 31, 2005	$0.83	$10,416	$3,638
May 15, 2006	March 31, 2006	$0.84	$10,541	$3,766
August 14, 2006	June 30, 2006	$0.85	$11,118	$4,059
November 14, 2006	September 30, 2006	$0.85	$11,118	$4,059

February 14, 2007	December 31, 2006	$0.86	$11,249	$4,193
May 15, 2007	March 31, 2007	$0.86	$11,249	$4,193
August 14, 2007	June 30, 2007	$0.87	$11,380	$4,326

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT
     The following is a summary of property, plant and equipment (in thousands):

			Estimated
	June 30,	December 31,	Useful Lives
	2007	2006	in Years
Pipelines, processing and compression facilities	$651,804	$611,575	15 – 40
Rights of way	32,513	30,401	20 – 40
Buildings	4,078	3,800	40
Furniture and equipment	3,524	3,288	3 – 7
Other	2,538	2,081	3 – 10

	694,457	651,145
Less – accumulated depreciation	(55,978)	(44,048)

	$638,479	$607,097

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
NOTE 8 – OTHER ASSETS
     The following is a summary of other assets (in thousands):

	June 30,	December 31,
	2007	2006
Deferred finance costs, net of accumulated amortization of $5,133 and $4,016 at June 30, 2007 and December 31, 2006, respectively	$12,408	$12,846
Security deposits	1,296	1,415
Other	35	97

	$13,739	$14,358

     Deferred finance costs are recorded at cost and amortized over the term of the respective debt agreement (see Note 10).
NOTE 9 – ACQUISITIONS
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
     APL formally documents all relationships between hedging instruments and the items being hedged, including its risk management objective and strategy for undertaking the hedging transactions. This includes matching the commodity futures and derivative contracts to the forecasted transactions. APL assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are effective in offsetting changes in the forecasted cash flow of hedged items. If it is determined that a derivative is not effective as a hedge or that it has ceased to be an effective hedge due to the loss of correlation between the hedging instrument and the underlying commodity, APL will discontinue hedge accounting for the derivative and subsequent changes in the derivative fair value, which is determined by APL through the utilization of market data, will be recognized immediately within other income (loss) in the Partnership’s consolidated statements of income.
     APL’s derivatives are recorded on the Partnership’s consolidated balance sheet as assets or liabilities at fair value. For APL’s derivatives qualifying as hedges, the Partnership recognizes the effective portion of changes in fair value in partners’ capital (deficit) as accumulated other comprehensive income (loss), and reclassifies them to natural gas and liquids revenue within its consolidated statements of income as the underlying transactions are settled. For APL’s non-qualifying derivatives and for the ineffective portion of qualifying derivatives, the Partnership recognizes changes in fair value within other income (loss) in its consolidated statements of income as they occur. At June 30, 2007 and December 31, 2006, the Partnership reflected net derivative liabilities on its consolidated balance sheets of $58.4 million and $20.1 million, respectively. Of the $0.2 million of net loss in accumulated other comprehensive loss within partners’ deficit on the Partnership’s consolidated balance sheet at June 30, 2007, if the fair value of the instruments remain at current market values, the Partnership will reclassify $0.1 million of APL’s losses to natural gas and liquids revenue in its consolidated statements of income over the next twelve month period as these contracts expire, and $0.1 million will be reclassified in later periods. Actual amounts that will be reclassified will vary as a result of future price changes.
     On June 3, 2007, APL signed definitive agreements to acquire control of certain natural gas gathering systems and processing plants located in Oklahoma and Texas (see Note 16). In connection with certain additional agreements entered into to finance this transaction, APL agreed as a condition precedent to closing that it would hedge 80% of its projected natural gas, NGL and condensate production volume for no less than three years from the closing date of the transaction. During June 2007, APL entered into derivative instruments to hedge 80% of the projected production of the assets to be acquired as required under the financing agreements. The production volume of the assets to be acquired was not considered to be “probable forecasted production” under SFAS No. 133 at the date these derivatives were entered into because the acquisition of the assets had not yet been completed. Accordingly, APL recognized the instruments as non-qualifying for hedge accounting at inception with subsequent changes in the derivative value recorded within other income (loss) in the Partnership’s consolidated statements of income. The Partnership recognized a non-cash loss of $19.8 million related to the change in value of these derivatives for the three and six months ended June 30, 2007. Upon closing of the acquisition in July 2007, the production volume of the assets acquired was considered “probable forecasted production” under SFAS No. 133 and APL evaluated these derivatives under the cash flow hedge criteria in accordance with SFAS No. 133.
     APL’s ineffective hedge gains or losses are recorded within other income (loss) in the Partnership’s consolidated statements of income while the hedge contracts are open and may increase or decrease until settlement of the contract. The Partnership recognized losses of $7.7 million and $3.2 million for the three months ended June 30, 2007 and 2006, respectively, and losses of $10.7 million and $5.6 million for the six months ended June 30, 2007 and 2006, respectively, within natural gas and liquids revenue in its consolidated statements of income related to the settlement of APL’s qualifying hedge instruments. The Partnership recognized losses of $18.8 million and $9.7 million within other income (loss) in its consolidated statements of income related to the change in market value of APL’s non-qualifying derivatives and the ineffective portion of APL’s qualifying derivatives, respectively, for the three months ended June 30, 2007. The Partnership recognized losses of $20.1 million and $10.7 million within other income (loss) in its consolidated statements of income related to the change in market value of APL’s non-qualifying derivatives and the ineffective portion of APL’s qualifying derivatives, respectively, for the six months ended June 30, 2007. The losses recognized related to the change in market value of APL’s non-qualifying derivatives during the three and six months ended June 30, 2007 were principally due to derivative instruments APL entered into to hedge the projected production of its acquisition mentioned previously (see Note 16). The Partnership recognized gains of $0.4 million and $0.9 million for the three and six months ended June 30, 2006, respectively, within other income (loss) in its consolidated statements of income related to the change in market value of the ineffective portion of APL’s qualifying derivatives only. For the three and six months ended June 30, 2006, APL did not have any non-qualifying derivatives.
     A portion of APL’s future natural gas, NGL and condensate sales is periodically hedged through the use of swaps and collar contracts. Realized gains and losses on the derivative instruments that are classified as effective hedges are reflected in the contract month being hedged as an adjustment to natural gas and liquids revenue within the Partnership’s consolidated statements of income.

     As of June 30, 2007, APL had the following NGLs, natural gas, and crude oil volumes hedged, including derivatives that do not qualify for hedge accounting:
     Natural Gas Liquids Sales

Production
Period		Average	Fair Value
Ended December 31,	Volumes	Fixed Price	Liability(1)
	(gallons)	(per gallon)	(in thousands)
2007	57,204,000	$0.893	$(8,605)
2008	33,012,000	0.697	(7,511)
2009	8,568,000	0.746	(1,110)

			$(17,226)

     Crude Oil Sales Options (associated with NGL volume)

Production
Period		Associated	Average
Ended	Crude	NGL	Crude	Fair Value
December 31,	Volume	Volume	Strike Price	Asset/(Liability)(2)	Option Type
	(barrels)	(gallons)	(per barrel)	(in thousands)
2007	1,275,000	78,681,000	$60.00	$782	Puts purchased
2007	1,275,000	78,681,000	75.18	(2,543)	Calls sold
2008	4,269,600	260,692,000	60.00	12,546	Puts purchased
2008	4,269,600	260,692,000	79.20	(17,100)	Calls sold
2009	4,752,000	290,364,000	60.00	19,667	Puts purchased
2009	4,752,000	290,364,000	78.68	(25,638)	Calls sold
2010	2,413,500	149,009,000	60.00	11,104	Puts purchased
2010	2,413,500	149,009,000	77.28	(14,296)	Calls sold

				$(15,478)

     Natural Gas Sales

Production
Period		Average	Fair Value
Ended December 31,	Volumes	Fixed Price	Liability(2)
	(mmbtu)(3)	(per mmbtu) (3)	(in thousands)
2007	540,000	$7.255	$(40)
2008	240,000	7.270	(266)
2009	480,000	8.000	(265)

			$(571)

     Natural Gas Basis Sales

Production
Period		Average	Fair Value
Ended December 31,	Volumes	Fixed Price	Asset/(Liability)(2)
	(mmbtu)(3)	(per mmbtu)(3)	(in thousands)
2007	2,820,000	$(0.771)	$(157)
2008	4,440,000	(0.671)	(294)
2009	4,920,000	(0.558)	(215)
2010	2,220,000	(0.575)	33

			$(633)

     Natural Gas Purchases

Production
Period		Average		Fair Value
Ended December 31,	Volumes	Fixed Price		Liability(2)
	(mmbtu)(3)	(per mmbtu)(3)		(in thousands)
2007	5,460,000	$8.593	(4)	$(8,582)
2008	11,016,000	8.951	(5)	(6,626)
2009	10,320,000	8.687		(1,390)
2010	4,380,000	8.635		(515)

				$(17,113)

     Natural Gas Basis Purchases

Production
Period		Average	Fair Value
Ended December 31,	Volumes	Fixed Price	Liability(2)
	(mmbtu)(3)	(per mmbtu)(3)	(in thousands)
2007	7,740,000	$(1.036)	$(73)
2008	15,216,000	(1.125)	(599)
2009	14,760,000	(0.659)	(1,299)
2010	6,600,000	(0.560)	(1,188)

			$(3,159)

     Crude Oil Sales

Production
Period		Average	Fair Value
Ended December 31,	Volumes	Fixed Price	Liability(2)
	(mmbtu)(3)	(per mmbtu)(3)	(in thousands)
2007	37,700	$56.249	$(561)
2008	65,400	59.424	(842)
2009	33,000	62.700	(321)

			$(1,724)

     Crude Oil Sales Options

Production
Period		Average	Fair Value
Ended December 31,	Volumes	Strike Price	Asset/(Liability)(2)	Option Type
	(barrels)	(per barrel)	(in thousands)
2007	324,600	60.000	223	Puts purchased
2007	324,600	75.256	(656)	Calls sold
2008	691,800	60.000	1,804	Puts purchased
2008	691,800	78.004	(3,025)	Calls sold
2009	738,000	60.000	3,045	Puts purchased
2009	738,000	80.622	(3,549)	Calls sold
2010	402,000	60.000	1,753	Puts purchased
2010	402,000	79.341	(1,947)	Calls sold
2011	30,000	60.000	164	Puts purchased
2011	30,000	74.500	(223)	Calls sold
2012	30,000	60.000	177	Puts purchased
2012	30,000	73.900	(237)	Calls sold

			$(2,471)

Total net liability			$(58,375)

(1)	Fair value based upon management estimates, including forecasted forward NGL prices as a function of forward NYMEX natural gas, light crude and propane prices.

(2)	Fair value based on forward NYMEX natural gas and light crude prices, as applicable.

(3)	Mmbtu represents million British Thermal Units.

(4)	Includes APL’s premium received from its sale of an option for it to sell 2,400,000 mmbtu of natural gas at an average price of $15.00 per mmbtu for the year ended December 31, 2007.

(5)	Includes APL’s premium received from its sale of an option for it to sell 936,000 mmbtu of natural gas for the year ended December 31, 2008 at $15.50 per mmbtu.

NOTE 11 — DEBT
     Total debt consists of the following (in thousands):

	June 30,	December 31,
	2007	2006
APL Revolving credit facility	$74,000	$38,000
APL Senior notes	294,446	285,977
Other APL debt	57	106

	368,503	324,083
Less current maturities	(39)	(71)

	$368,464	$324,012

Atlas Pipeline Holdings Credit Facility
     On July 26, 2006, the Partnership, as borrower, and Atlas Pipeline GP, as guarantor, entered into a $50.0 million revolving credit facility with Wachovia Bank, National Association, as administrative agent and issuing bank, and a syndicate of banks. The Partnership’s credit facility matures in April 2010 and bears interest, at its option, at either (i) adjusted LIBOR (plus the applicable margin, as defined in the credit facility) or (ii) the higher of the federal funds rate plus 0.5% or the Wachovia Bank, National Association prime rate (each plus the applicable margin), except that no more than five LIBOR loans may be outstanding at any time. Borrowings under the Partnership’s credit facility are secured by a first-priority lien on a security interest in all of the Partnership’s assets, including a pledge of Atlas Pipeline GP’s interests in APL, and are guaranteed by Atlas Pipeline GP and the Partnership’s other subsidiaries (excluding APL and its subsidiaries). The Partnership’s credit facility contains customary covenants, including restrictions on its ability to incur additional indebtedness; make certain acquisitions, loans or investments; make distribution payments to the Partnership’s unitholders if an event of default exists or would result from such distribution; or enter into a merger or sale of substantially all of the Partnership’s property or assets, including the sale or transfer of interests in its subsidiaries. The Partnership is in compliance with these covenants as of June 30, 2007.
     The events which constitute an event of default under the Partnership’s credit facility are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreements, adverse judgments against the Partnership in excess of a specified amount, a change of control of Atlas America, the Partnership’s general partner or any other obligor, and termination of a material agreement and occurrence of a material adverse effect. The Partnership’s credit facility requires it to maintain a combined leverage ratio (defined as the ratio of the sum of (i) the Partnership’s funded debt (as defined in its credit facility) and (ii) APL’s funded debt (as defined in APL’s credit facility) to APL’s EBITDA (as defined in APL’s credit facility)) of not more than 5.5 to 1.0. In addition, the Partnership’s credit facility requires it to maintain a funded debt (as defined in its credit facility) to EBITDA ratio of not more than 3.5 to 1.0; and an interest coverage ratio (as defined in its credit facility) of not less than 3.0 to 1.0. The Partnership’s credit facility defines EBITDA for any period of four fiscal quarters as the sum of (i) four times the amount of cash distributions payable with respect to the last fiscal quarter in such period by APL to the Partnership in respect of the Partnership’s general partner interest, limited partner interest and incentive distribution rights in APL and (ii) the Partnership’s consolidated net income (as defined in its credit facility and as adjusted as provided in its credit facility). As of June 30, 2007, the Partnership’s combined leverage ratio was 4.6 to 1.0, and the Partnership was in compliance with its funded debt and interest coverage ratio as it had no borrowings during the compliance period.

     The Partnership may borrow under its credit facility (i) for general business purposes, including for working capital, to purchase debt or limited partnership units of APL, to fund general partner contributions from us to APL and to make permitted acquisitions, (ii) to pay fees and expenses related to its credit facility and (iii) for letters of credit.
APL Credit Facility
     APL has a $225.0 million credit facility with a syndicate of banks which matures in June 2011. The credit facility bears interest, at APL’s option, at either (i) adjusted LIBOR plus the applicable margin, as defined, or (ii) the higher of the federal funds rate plus 0.5% or the Wachovia Bank prime rate (each plus the applicable margin). The weighted average interest rate on APL’s outstanding credit facility borrowings at June 30, 2007 was 7.6%. Up to $50.0 million of the APL credit facility may be utilized for letters of credit, of which $7.1 million was outstanding at June 30, 2007. These outstanding letter of credit amounts were not reflected as borrowings on the Partnership’s consolidated balance sheet. Borrowings under the APL credit facility are secured by a lien on and security interest in all of APL’s property and that of its wholly-owned subsidiaries, and by the guaranty of each of its subsidiaries. The APL credit facility contains customary covenants, including restrictions on APL’s ability to incur additional indebtedness; make certain acquisitions, loans or investments; make distribution payments to its unitholders if an event of default exists; or enter into a merger or sale of assets, including the sale or transfer of interests in its subsidiaries. APL is in compliance with these covenants as of June 30, 2007.
     The events which constitute an event of default for APL’s credit facility are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreements, adverse judgments against APL in excess of a specified amount, and a change of control of the Partnership’s General Partner. APL’s credit facility requires the Partnership to maintain a ratio of senior secured debt (as defined in APL’s credit facility) to EBITDA (as defined in APL’s credit facility) of not more than 4.0 to 1.0; a funded debt (as defined in APL’s credit facility) to EBITDA ratio of not more than 5.25 to 1.0; and an interest coverage ratio (as defined in APL’s credit facility) of not less than 3.0 to 1.0. APL’s credit facility defines EBITDA to include pro forma adjustments, acceptable to the administrator of the facility, following material acquisitions. As of June 30, 2007, APL’s ratio of senior secured debt to EBITDA was 1.0 to 1.0, its funded debt ratio was 4.6 to 1.0 and its interest coverage ratio was 3.4 to 1.0.
     APL is unable to borrow under its credit facility to pay distributions of available cash to unitholders because such borrowings would not constitute “working capital borrowings” pursuant to its partnership agreement.
APL Senior Notes
     At June 30, 2007, APL has $293.5 million of 10-year, 8.125% senior unsecured notes (“Senior Notes”) outstanding, net of unamortized premium received of $0.9 million. Interest on the APL Senior Notes is payable semi-annually in arrears on June 15 and December 15. The APL Senior Notes are redeemable at any time on or after December 15, 2010 at certain redemption prices, together with accrued and unpaid interest to the date of redemption. The APL Senior Notes are also redeemable at any time prior to December 15, 2010 at stated redemption prices, together with accrued and unpaid interest to the date of redemption. In addition, prior to December 15, 2008, APL may redeem up to 35% of the aggregate principal amount of the APL Senior Notes with the proceeds of certain equity offerings at a stated redemption price. The APL Senior Notes are also subject to repurchase by APL at a price equal to 101% of their principal amount, plus accrued and unpaid interest, upon a change of control or upon certain asset sales if APL does not reinvest the net proceeds within 360 days. The APL Senior Notes are junior in right of payment to APL’s secured debt, including APL’s obligations under its credit facility.
     On April 18, 2007, APL issued Sunlight Capital $8.5 million of its Senior Notes in consideration of their consent to the amendment of APL’s preferred units agreement (see Note 5). APL filed, pursuant to the

Registration Rights Agreement, an exchange offer registration statement to exchange the Notes for publicly tradable notes. The registration statement was declared effective by the SEC on July 17, 2007. APL must complete the exchange offer by September 15, 2007 or, if it fails to do so, the Notes will accrue additional interest of 1% per annum for each 90-day period APL is in default, up to a maximum amount of 3% per annum.
     The indenture governing the APL Senior Notes contains covenants, including limitations of APL’s ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of its assets. APL is in compliance with these covenants as of June 30, 2007.
NOTE 12 — COMMITMENTS AND CONTINGENCIES
     APL is a party to various routine legal proceedings arising out of the ordinary course of its business. Management of the Partnership believes that the ultimate resolution of these actions, individually or in the aggregate, will not have a material adverse effect on its financial condition or results of operations.
     As of June 30, 2007, APL is committed to expend approximately $76.9 million on pipeline extensions, compressor station upgrades and processing facility upgrades.
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
The Partnership’s Long-term Incentive Plan
     In November 2006, the Board of Directors approved and adopted the Partnership’s Long-Term Incentive Plan (“LTIP”), which provides performance incentive awards to officers, employees and board members and employees of its affiliates, consultants and joint-venture partners (collectively, the “Participants”) who perform services for the Partnership. The Partnership’s LTIP is administered by a committee (the “LTIP Committee”), appointed by the Partnership’s board. Under the Partnership’s LTIP, phantom units and/or unit options may be granted, at the discretion of the Partnership’s LTIP Committee, to all or designated Participants, at the discretion of the Partnership’s LTIP Committee. The Partnership’s LTIP Committee may grant such awards of either phantom units or unit options for an aggregate of 2,100,000 common limited partner units. At June 30, 2007, the Partnership had 1,435,000 phantom units and unit options outstanding under the Partnership’s LTIP, with 665,000 phantom units and unit options available for grant.
     Partnership Phantom Units. A phantom unit entitles a Participant to receive a common unit of the Partnership upon vesting of the phantom unit or, at the discretion of the Partnership’s LTIP Committee, cash equivalent to the then fair market value of a common limited partner unit of the Partnership. In tandem with phantom unit grants, the Partnership’s LTIP Committee may grant a Participant a distribution equivalent right (“DER”), which is the right to receive cash per phantom unit in an amount equal to, and at the same time as, the cash distributions the Partnership makes on a common unit during the period such phantom unit is outstanding. The Partnership’s LTIP Committee will determine the vesting period for phantom units. Through June 30, 2007, phantom units granted under the LTIP generally will vest 25% three years from the date of grant and 100% four years from the date of grant. The vesting of awards may also be contingent upon the attainment of predetermined performance targets, which could increase or decrease the actual award settlement, as determined by the Partnership’s LTIP Committee, although no awards currently outstanding contain any such provision. Awards will automatically vest upon a change of control of the Partnership, as defined in the Partnership’s LTIP. Of the phantom units outstanding under the Partnership’s LTIP at June 30, 2007, 375 units will vest within the following twelve months. All phantom units outstanding under the Partnership’s LTIP at June 30, 2007 include DERs granted to the Participants by the Partnership’s LTIP Committee. The amount paid with respect to the Partnership’s LTIP DERs was $0.1 million for both the three and six months ended June 30, 2007, respectively. This amount was recorded as a reduction of Partners’ Deficit on the consolidated balance sheet.
     The following table sets forth the Partnership’s LTIP phantom unit activity for the indicated. There was no Partnership LTIP phantom unit activity for the three and six months ended June 30, 2007.

	Three months	Six months
	ended	ended
	June 30, 2007	June 30, 2007
Outstanding, beginning of period	220,000	220,492
Granted	—	—
Unit adjustment	—	(492)
Matured	—	—
Forfeited	—	—

Outstanding, end of period	220,000	220,000

Non-cash compensation expense recognized (in thousands)	$495	$839

     At June 30, 2007, the Partnership had approximately $4.8 million of unrecognized compensation expense related to unvested phantom units outstanding under its LTIP based upon the fair value of the awards.
     Partnership Unit Options. A unit option entitles a Participant to receive a common unit of the Partnership upon payment of the exercise price for the option after completion of vesting of the unit option. The exercise price of the unit option may be equal to or more than the fair market value of the Partnership’s common unit as determined by the Partnership’s LTIP Committee on the date of grant of the option. The Partnership’s LTIP Committee also shall determine how the exercise price may be paid by the Participant. The Partnership’s LTIP Committee will determine the vesting and exercise period for unit options. Unit option awards expire 10 years from the date of grant. Through June 30, 2007, unit options granted under the Partnership’s LTIP generally will vest 25% three years from the date of grant and 100% four years from the date of grant. The vesting of awards may also be contingent upon the attainment of predetermined performance targets, which could increase or decrease the actual award settlement, as determined by the Partnership’s LTIP Committee, although no awards currently outstanding contain any such provision. Awards will automatically vest upon a change of control of the Partnership, as defined in the Partnership’s LTIP. There are no unit options outstanding under the Partnership’s LTIP at June 30, 2007 that will vest within the following twelve months. The following table sets forth the LTIP unit option activity for the periods indicated. There was no Partnership LTIP unit option activity for the six months ended June 30, 2006.

	Three Months Ended		Six Months Ended
	June 30, 2007		June 30, 2007
		Weighted		Weighted
	Number	Average	Number	Average
	of Unit	Exercise	of Unit	Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	1,215,000	$22.56	1,215,000	$22.56
Granted	—	—	—	—
Matured	—	—	—	—
Forfeited	—	—	—	—

Outstanding, end of period(1)(2)	1,215,000	$22.56	1,215,000	$22.56

Options exercisable, end of period	—	—	—	—

Non-cash compensation expense recognized (in thousands)	$309		$619

(1)	The weighted average remaining contractual life for outstanding options at June 30, 2007 was 9.4 years.

(2)	The aggregate intrinsic value of options outstanding at June 30, 2007 was approximately $23.4 million.
     The Partnership used the Black-Scholes option pricing model to estimate the weighted average fair value of each unit option granted with weighted average assumptions for (a) expected dividend yield of 4.0%, (b) risk-free interest rate of 4.5%, (c) expected volatility of 20.0%, and (d) an expected life of 6.9 years.
     At June 30, 2007, the Partnership had approximately $3.7 million of unrecognized compensation expense related to unvested unit options outstanding under the Partnership’s LTIP based upon the fair value of the awards.
APL Long-Term Incentive Plan
     APL has a Long-Term Incentive Plan (“APL LTIP”), in which officers, employees and non-employee managing board members of the General Partner and employees of the General Partner’s affiliates and consultants are eligible to participate. The APL LTIP is administered by a committee (the “APL LTIP Committee”) appointed by APL’s managing board. The APL LTIP Committee may make awards of either phantom units or unit options for an aggregate of 435,000 common units. Only phantom units have been granted under the APL LTIP through June 30, 2007.
     A phantom unit entitles a grantee to receive a common unit upon vesting of the phantom unit or, at the discretion of the APL LTIP Committee, cash equivalent to the fair market value of an APL common unit. In addition, the APL LTIP Committee may grant a participant a DER, which is the right to receive cash per phantom unit in an amount equal to, and at the same time as, the cash distributions APL makes on a common unit during the period the phantom unit is outstanding. A unit option entitles the grantee to purchase APL’s common limited partner units at an exercise price determined by the APL LTIP Committee at its discretion. The APL LTIP Committee also has discretion to determine how the exercise price may be paid by the participant. Except for phantom units awarded to non-employee managing board members of the Partnership, the APL LTIP Committee will determine the vesting period for phantom units and the exercise period for options. Through June 30, 2007, phantom units granted under the APL LTIP generally had vesting periods of four years. The vesting of awards may also be contingent upon the attainment of predetermined performance targets, which could increase or decrease the actual award settlement, as determined by the APL LTIP Committee, although no awards currently outstanding contain any such provision. Phantom units awarded to non-employee managing board members will vest over a four year period. Awards will automatically vest upon a change of control, as defined in the APL LTIP. Of the units outstanding under the APL LTIP at June 30, 2007, 88,914 units will vest within the following twelve months. All units outstanding under the APL LTIP at June 30, 2007 include DERs granted to the participants by the APL LTIP Committee. The amounts paid with respect to APL LTIP DERs were $0.2 and $0.1 million during the three months ended June 30, 2007 and 2006, respectively, and $0.3 million and $0.2 million during the six months ended June 30, 2007 and 2006, respectively. These amounts were recorded as reductions of minority interest in APL on the Partnership’s consolidated balance sheet.
     The following table sets forth the APL LTIP phantom unit activity for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Outstanding, beginning of period	183,859	110,856	159,067	110,128
Granted(1)	303	363	25,095	1,091
Matured	—	—	—	—
Forfeited	—	—	—	—

Outstanding, end of period	184,162	111,219	184,162	111,219

Non-cash compensation expense recognized (in thousands)	$973	$321	$1,874	$844

(1)	The weighted average price for phantom unit awards on the date of grant, which is utilized in the calculation of compensation expense and does not represent an exercise price to be paid by the recipient, was $49.42 and $41.29 for awards granted for the three months ended June 30, 2007 and 2006, respectively, and $50.09 and $41.17 for awards granted for the six months ended June 30, 2007 and 2006, respectively.
     At June 30, 2007, APL had approximately $3.9 million of unrecognized compensation expense related to unvested phantom units outstanding under the APL LTIP based upon the fair value of the awards.
APL Incentive Compensation Agreements
     APL has incentive compensation agreements which have granted awards to certain key personnel retained from previously consummated acquisitions. These individuals are entitled to receive common units of APL upon the vesting of the awards, which is dependent upon the achievement of certain predetermined performance targets. These performance targets include the accomplishment of specific financial goals for APL’s Velma system through September 30, 2007 and the financial performance of other previous and future consummated acquisitions, including Elk City and NOARK, through December 31, 2008. The awards associated with the performance targets of the Velma system will vest on September 30, 2007, and awards associated with performance targets of other acquisitions will vest on December 31, 2008.
     APL recognized compensation expense of $1.5 million and $0.9 million for the three months ended June 30, 2007 and 2006, respectively, and $2.4 million and $1.7 million for the six months ended June 30, 2007 and 2006, respectively, related to the vesting of awards under these incentive compensation agreements. Based upon APL management’s estimate of the probable outcome of the performance targets at June 30, 2007, 221,813 common unit awards are ultimately expected to be issued under these agreements. At June 30, 2007, APL had approximately $1.1 million of unrecognized compensation expense related to the unvested portion of these awards based upon APL management’s estimate of performance target achievement. APL follows SFAS No. 123(R) and recognized compensation expense related to these awards based upon the fair value method.

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
     APL’s partnership agreement provides that the Partnership will determine the costs and expenses that are allocable to APL in any reasonable manner determined by the Partnership at its sole discretion. APL reimbursed the Partnership and its affiliates $0.8 million and $0.9 million for the three months ended June 30, 2007 and 2006, respectively, and $1.4 million and $1.6 million for the six months ended June 30, 2007 and 2006, respectively, for compensation and benefits related to their executive officers. For the three months ended June 30, 2007 and 2006, direct reimbursements by APL to the Partnership were $6.2 million and $6.6 million, respectively, and $12.2 million and $13.1 million for the six months ended June 30, 2007 and 2006, respectively, including certain costs that have been capitalized by APL. The Partnership believes that the method utilized in allocating costs to APL is reasonable.
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
     The following summarizes the Partnership’s operating segment data for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Mid-Continent
Revenue:
Natural gas and liquids	$104,792	$95,609	$206,968	$196,086
Transportation and compression	10,571	5,360	20,390	14,110
Other income (loss)	(28,506)	414	(30,785)	955

Total revenue and other income (loss)	86,857	101,383	196,573	211,151

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Costs and expenses:
Natural gas and liquids	87,102	77,006	174,912	162,898
Plant operating	4,515	3,926	9,045	7,153
Transportation and compression	1,780	1,532	3,500	2,640
General and administrative	4,806	2,995	8,700	6,163
Minority interest in NOARK	—	(451)	—	118
Depreciation and amortization	5,555	4,375	11,015	8,834

Total costs and expenses	103,758	89,383	207,172	187,806

Segment profit (loss)	$(16,901)	$12,000	$(10,599)	$23,345

Appalachia
Revenue:
Transportation and compression — affiliates	$8,458	$7,834	$16,178	$15,708
Transportation and compression — third parties	17	19	36	46
Other income	83	265	165	406

Total revenues and other income	8,558	8,118	16,379	16,160

Costs and expenses:
Transportation and compression	1,430	1,317	2,822	2,285
General and administrative	1,300	1,035	2,520	1,919
Depreciation and amortization	1,116	883	2,190	1,699

Total costs and expenses	3,846	3,235	7,532	5,903

Segment profit	$4,712	$4,883	$8,847	$10,257

Reconciliation of segment profit (loss) to net income (loss):
Segment profit (loss)
Mid-Continent	$(16,901)	$12,000	$(10,599)	$23,345
Appalachia	4,712	4,883	8,847	10,257

Total segment profit (loss)	(12,189)	16,883	(1,752)	33,602
Corporate general and administrative expenses	(2,318)	(1,035)	(4,395)	(1,919)
Interest expense	(7,415)	(6,154)	(14,261)	(12,491)
Minority interest in Atlas Pipeline Partners, L.P.	20,633	(5,161)	21,782	(10,303)

Net income (loss)	$(1,289)	$4,533	$1,374	$8,889

Capital Expenditures:
Mid-Continent	$22,017	$17,777	$37,606	$27,198
Appalachia	3,001	4,473	5,789	8,614

	$25,018	$22,250	$43,395	$35,812

	June 30,	December 31,
	2007	2006
Balance sheet
Total assets:
Mid-Continent	$746,371	$730,791
Appalachia	38,753	42,448
Corporate other	14,155	13,895

	$799,279	$787,134

Goodwill:
Mid-Continent	$61,136	$61,136
Appalachia	2,305	2,305

	$63,441	$63,441

     The following tables summarize the Partnership’s total revenues by product or service for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Natural gas and liquids:
Natural gas	$37,347	$42,035	$84,110	$98,835
NGLs	60,056	45,083	106,828	83,009
Condensate	2,144	1,739	4,733	3,257
Other (1)	5,245	6,752	11,297	10,985

Total	$104,792	$95,609	$206,968	$196,086

Transportation and compression:
Affiliates	$8,459	$7,834	$16,179	$15,708
Third parties	10,587	5,379	20,425	14,156

Total	$19,046	$13,213	$36,604	$29,864

(1)	Includes treatment, processing, and other revenue associated with the products noted.
NOTE 16 — SUBSEQUENT EVENT
     On July 27, 2007, APL acquired control of Anadarko Petroleum Corporation’s (NYSE: APC) (“Anadarko”) 100% interest in the Chaney Dell natural gas gathering system and processing plants located in Oklahoma and its approximate 73% interest in the Midkiff/Benedum natural gas gathering system and processing plants located in Texas (the “Assets”). The Chaney Dell System includes 3,470 miles of gathering pipeline and three processing plants, while the Midkiff/Benedum System includes 2,500 miles of gathering pipeline and two processing plants. The transaction was effected by the formation of two joint venture companies which own the respective systems, to which APL contributed $1.85 billion and Anadarko contributed the Assets.
     In connection with this acquisition, APL has reached an agreement with Pioneer Natural Resources Company (NYSE: PXD — “Pioneer”), which currently holds an approximate 27% interest in the Midkiff/Benedum system, whereby Pioneer will have an option to buy up to an additional 14.6% interest in the Midkiff/Benedum system one year after the closing of APL’s acquisition of Anadarko’s interest, and up to an additional 7.5% interest two years after the closing of APL’s acquisition of Anadarko’s interest. If the option is fully exercised, Pioneer would increase its interest in the system to approximately 49%. Pioneer would pay approximately $230 million for the additional 22% interest if fully exercised. APL will manage and control the Midkiff/Benedum system regardless of whether Pioneer exercises the purchase options.
     APL funded the purchase price in part from an $830.0 million senior secured term loan which matures in July 2014 and a new $300.0 million senior secured revolving credit facility that matures in July 2013. APL’s borrowings under the credit facility are secured by a lien on and security interest in all of APL’s property and that of its subsidiaries, except for the assets owned by the joint venture companies, and by the guaranty of each of its subsidiaries other than the joint venture companies. APL funded the remaining purchase price from the private placement of $1.125 billion of its common units to investors at a negotiated purchase price of $44.00 per unit and a $23.1 million capital contribution from the Partnership to maintain its 2.0% general partner ownership interest. Of the $1.125 billion of APL’s common units issued, $168.8 million of these units were purchased by the Partnership, which was funded through the private placement of $170.5 million of its common units to investors at a negotiated price of $27.00 per unit. The Partnership funded its $23.1 million capital contribution to APL from borrowings under its credit facility. The Partnership, which holds all of the incentive distribution rights in APL, has also agreed to allocate a portion of its future incentive distribution rights to APL in connection with this acquisition. The Partnership has agreed to allocate up to $5.0 million of incentive distribution rights per quarter to APL for the first 8 quarters after closing of the transaction and up to $3.75 million per quarter after the initial 8 quarter period.

     APL signed definitive agreements to acquire control of the Assets on June 3, 2007. In connection with agreements entered into with respect to its new credit facility, term loan and private placement of common units, APL agreed as a condition precedent to closing that it would hedge 80% of its projected natural gas, NGL and condensate production volume for no less than three years from the closing date of the transaction. During June 2007, APL entered into derivative instruments to hedge 80% of the projected production of the Assets to be acquired as required under the financing agreements. The production volume of the Assets was not considered to be “probable forecasted production” under SFAS No. 133 at the date these derivatives were entered into because the acquisition of the Assets had not yet been completed. Accordingly, APL recognized the instruments as non-qualifying for hedge accounting at inception with subsequent changes in the derivative value recorded within other income (loss) in our consolidated statements of income. We recognized a non-cash loss of $19.8 million related to the change in value of these derivatives for the three and six months ended June 30, 2007. Upon closing of the acquisition in July 2007, the production volume of the Assets was considered “probable forecasted production” under SFAS No. 133 and APL evaluated these derivatives under the cash flow hedge criteria in accordance with SFAS No. 133.

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
     Our cash generating assets currently consist solely of our interests in APL, a publicly traded Delaware limited partnership (NYSE: APL). APL is a midstream energy service provider engaged in the transmission, gathering and processing of natural gas in the Mid-Continent and Appalachian regions. Our interests in APL consist of a 100% ownership in Atlas Pipeline GP, their general partner, which owns:
•	a 2.0% general partner interest in APL, which entitles it to receive 2.0% of the cash distributed by APL;

•	all of the incentive distribution rights in APL, which entitle it to receive increasing percentages, up to a maximum of 48.0%, of any cash distributed by APL as it reaches certain target distribution levels in excess of $0.42 per APL common unit in any quarter; and

•	1,641,026 common units of APL, representing approximately 12.5% of the outstanding common units of APL, or an 11.5% limited partner interest in APL.
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
APL’s Significant Acquisitions
     From the date of APL’s initial public offering in January 2000 through June 2007, it has completed six acquisitions at an aggregate cost of approximately $590.1 million, including, most recently:
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
Subsequent Event — APL’s Anadarko Acquisition
     On July 27, 2007, APL acquired control of Anadarko Petroleum Corporation’s (NYSE: APC) (“Anadarko”) 100% interest in the Chaney Dell natural gas gathering system and processing plants located in Oklahoma and its approximate 73% interest in the Midkiff/Benedum natural gas gathering system and processing plants located in Texas (the “Assets”). The Chaney Dell System includes 3,470 miles of gathering pipeline and three processing plants, while the Midkiff/Benedum System includes 2,500 miles of gathering pipeline and two processing plants. The transaction will be effected by the formation of two joint venture companies which own the respective systems, to which APL will contribute $1.85 billion and Anadarko will contribute the Assets.
     In connection with this acquisition, APL has reached an agreement with Pioneer Natural Resources Company (NYSE: PXD — “Pioneer”), which currently holds an approximate 27% interest in the Midkiff/Benedum system, whereby Pioneer will have an option to buy up to an additional 14.6% interest in the Midkiff/Benedum system one year after the closing of APL’s acquisition of Anadarko’s interest, and up to an additional 7.5% interest two years after the closing of APL’s acquisition of Anadarko’s interest. If the option is fully exercised, Pioneer would increase its interest in the system to approximately 49%. Pioneer would pay approximately $230 million for the additional 22% interest if fully exercised. APL will manage and control the Midkiff/Benedum system regardless of whether Pioneer exercises the purchase options.

     APL funded the purchase price in part from an $830.0 million senior secured term loan which matures in July 2014 and a new $300.0 million senior secured revolving credit facility that matures in July 2013. APL’s borrowings under the credit facility are secured by a lien on and security interest in all of APL’s property and that of its subsidiaries, except for the assets owned by the joint venture companies, and by the guaranty of each of its subsidiaries other than the joint venture companies. APL funded the remaining purchase price from the private placement of $1.125 billion of its common units to investors at a negotiated purchase price of $44.00 per unit and a $23.1 million capital contribution from us to maintain our 2.0% general partner ownership interest. Of the $1.125 billion, $168.8 million of these units were purchased by us, which we funded through the private placement of $170.5 million of our common units to investors at a negotiated price of $27.00 per unit. We funded our $23.1 million capital contribution to APL from borrowings under our credit facility. We have also agreed to allocate a portion of our future incentive distribution rights in APL back to APL in connection with this acquisition. We have agreed to allocate up to $5.0 million of incentive distribution rights per quarter back to APL for the first 8 quarters after closing of the transaction and up to $3.75 million per quarter after the initial 8 quarter period.
     APL signed definitive agreements to acquire control of the Assets on June 3, 2007. In connection with agreements entered into with respect to its new credit facility, term loan and private placement of common units, APL agreed as a condition precedent to closing that it would hedge 80% of its projected natural gas, NGL and condensate production volume for no less than three years from the closing date of the transaction. During June 2007, APL entered into derivative instruments to hedge 80% of the projected production of the Assets to be acquired as required under the financing agreements. The production volume of the Assets was not considered to be “probable forecasted production” under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) at the date these derivatives were entered into because the acquisition of the Assets had not yet been completed. Accordingly, APL recognized the instruments as non-qualifying for hedge accounting at inception with subsequent changes in the derivative value recorded within other income (loss) in our consolidated statements of income. We recognized a non-cash loss of $19.8 million related to the change in value of these derivatives for the three and six months ended June 30, 2007. Upon closing of the acquisition in July 2007, the production volume of the Assets was considered “probable forecasted production” under SFAS No. 133 and APL evaluated these derivatives under the cash flow hedge criteria in accordance with SFAS No. 133.
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
     Keep-Whole Contracts. These contracts require APL, as the processor, to purchase raw natural gas from the producer at current market rates. Therefore, APL bears the economic risk (the “processing margin risk”) that the aggregate proceeds from the sale of the processed natural gas and NGLs could be less than the amount that it paid for the unprocessed natural gas. However, because the natural gas received by the Elk City/Sweetwater system, which is currently APL’s only gathering system with keep-whole contracts, is generally low in liquids content and meets downstream pipeline specifications without being processed, the natural gas can be bypassed around the Elk City and Sweetwater processing plants and delivered directly into downstream pipelines during periods of margin risk. Therefore, the processing margin risk associated with such type of contracts is minimized.
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
     We closely monitor the risks associated with commodity price changes on APL’s future operations and, where appropriate, use various commodity instruments such as natural gas, crude oil and NGL contracts to hedge a portion of the value of APL’s assets and operations from such price risks. APL does not realize the full impact of commodity price changes because some of its sales volumes were previously hedged at prices different than actual market prices. A 10% change in the average price of NGLs, natural gas and condensate APL processes and sells, excluding the impact of the transactions noted in “Subsequent Event — APL’s Anadarko Acquisition”, would result in a change to our consolidated income, excluding the effect of minority interest in APL net income, for the twelve-month period ending June 30, 2008 of approximately $9.3 million.
Results of Operations
     The following table illustrates selected volumetric information related to APL’s operating segments for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Operating data:
Appalachia:
Average throughput volumes — mcfd	66,152	63,113	64,352	60,235
Average transportation rate per mcf	$1.41	$1.34	$1.39	$1.44
Mid-Continent:
Velma system:
Gathered gas volume — mcfd	62,788	62,079	61,907	61,401
Processed gas volume — mcfd	61,150	59,823	59,836	59,179
Residue gas volume — mcfd	47,229	46,647	46,463	46,203
NGL volume — bpd	6,697	6,674	6,473	6,505
Condensate volume — bpd	212	237	206	212
Elk City/Sweetwater system:
Gathered gas volume — mcfd	308,703	275,865	298,355	264,093
Processed gas volume — mcfd	234,896	135,394	221,151	133,187
Residue gas volume — mcfd	215,501	122,644	203,288	120,840
NGL volume — bpd	9,742	6,237	9,132	5,999
Condensate volume — bpd	220	147	270	159
NOARK system:
Average Ozark Gas Transmission throughput volume — mcfd	321,717	243,014	304,400	241,093

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
     Revenue. Natural gas and liquids revenue was $104.8 million for the three months ended June 30, 2007, an increase of $9.2 million from $95.6 million for the three months ended June 30, 2006. The increase was primarily attributable to an increase of $9.7 million from APL’s Elk City/Sweetwater system due primarily to an increase in volumes, including processing volumes from the newly constructed Sweetwater gas plant. Gross natural gas gathered on APL’s Elk City system averaged 308.7 MMcfd for the three months ended June 30, 2007, an increase of 11.9% from the comparable prior year period. Gross natural gas gathered averaged 62.8 MMcfd on the Velma system for the three months ended June 30, 2007, an increase of 1.1% from the comparable prior year period.
     Transportation and compression revenue increased to $19.0 million for the three months ended June 30, 2007 compared with $13.2 million for the prior year period. This $5.8 million increase was primarily due to an increase of $4.2 million from the transportation revenues associated with APL’s NOARK system. For the NOARK system, average Ozark Gas Transmission volume was 321.7 MMcfd for the three months ended June 30, 2007, an increase of 32.4% from the prior year comparable period. The APL Appalachia system’s average throughput volume was 66.2 MMcfd for the three months ended June 30, 2007 as compared with 63.1 MMcfd for the three months ended June 30, 2006, an increase of 3.1 MMcfd or 4.8%. The Appalachia system’s average transportation rate was $1.41 per Mcf for the three months ended June 30, 2007 compared with $1.34 per Mcf for the prior year period, an increase of $0.07 per Mcf as a result of higher realized natural gas prices. The increase in the Appalachia system average daily throughput volume was principally due to new wells connected to its gathering system.
     Other income (loss), including the impact of non-cash gains and losses recognized on APL’s derivatives, was a loss of $28.4 million for the three months ended June 30, 2007, a decrease of $29.1 million from the prior year comparable period. This decrease was due primarily to a $28.9 million unfavorable movement in non-cash derivative gains and losses compared with the prior year as a result of unfavorable movements in commodity prices and the impact of derivatives APL entered into during June 2007 to hedge the projected production volume of its Anadarko acquisition (see “Subsequent Event — APL’s Anadarko Acquisition”). The production volume of the assets to be acquired was not considered to be “probable forecasted production” under SFAS No. 133 at the date these derivatives were entered into because the acquisition of the assets had not yet been completed. Accordingly, APL recognized the instruments as non-qualifying for hedge accounting at inception with subsequent changes in the derivative value recorded within other income (loss) in our consolidated statements of income. We recognized a non-cash loss of $19.8 million related to the change in value of these derivatives for the three months ended June 30, 2007. Upon closing of the acquisition in July 2007, the production volume of the assets acquired was considered “probable forecasted production” under SFAS No. 133 and APL evaluated these derivatives under the cash flow hedge criteria in accordance with SFAS No. 133. APL enters into derivative instruments solely to hedge its forecasted natural gas, NGLs and condensate sales against the variability in expected future cash flows attributable to changes in market prices. See further discussion of derivatives under Item 3, “Quantitative and Qualitative Disclosures About Market Risk”.
     Costs and Expenses. Natural gas and liquids cost of goods sold of $87.1 million and plant operating expenses of $4.5 million for the three months ended June 30, 2007 represented increases of $10.1 million and $0.6 million, respectively, from the comparable prior year amounts due primarily to an increase in gathered and processed natural gas volumes on APL’s Elk City system, which includes contributions from its Sweetwater processing facility. Transportation and compression expenses increased $0.4 million to $3.2 million for the three months ended June 30, 2007 due to higher NOARK and Appalachia system operating and maintenance costs as a result of increased capacity and additional well connections.
     General and administrative expenses, including amounts reimbursed to affiliates, increased $3.3 million to $8.4 million for the three months ended June 30, 2007 compared with $5.1 million for the prior year comparable period. This increase was mainly due to a $2.7 million increase in non-cash compensation expense related to vesting of our unit option awards and our and APL’s phantom and common unit awards and higher costs associated with managing our and APL’s businesses, including management time related to APL’s acquisition and capital raising opportunities.
Depreciation and amortization increased to $6.7 million for the three months ended June 30, 2007 compared with $5.3 million for the three months ended June 30, 2006 due primarily to the depreciation associated with APL’s expansion capital expenditures incurred between the periods, including the Sweetwater processing facility.

Interest expense increased to $7.4 million for the three months ended June 30, 2007 as compared with $6.2 million for the comparable prior year period. This $1.2 million increase was primarily due to interest associated with APL’s additional borrowings under its credit facility to finance its expansion capital expenditures incurred between the periods.

Minority interest in APL’s net income, which represents the allocation of APL’s earnings to its non-affiliated limited partners, was a credit of $20.6 million for the three months ended June 30, 2007 as compared with an expense of $5.2 million for the comparable prior year period. This decrease was primarily due to a decrease in APL’s net income.

Minority interest in NOARK was income of $0.5 million for the prior year comparable period and represents Southwestern’s 25% ownership interest in the net income of NOARK during the prior year period. APL acquired the remaining 25% ownership interest in May 2006.

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
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
     Revenue. Natural gas and liquids revenue was $207.0 million for the six months ended June 30, 2007, an increase of $10.9 million from $196.1 million for the six months ended June 30, 2006. The increase was primarily attributable to an increase of $26.0 million from APL’s Elk City/Sweetwater system due primarily to an increase in volumes, which includes processing volumes from the newly constructed Sweetwater gas plant. This increase is partially offset by a decrease of $16.0 million from APL’s NOARK system due primarily to lower natural gas sales volumes on its gathering systems. Gross natural gas gathered on APL’s Elk City system averaged 298.4 MMcfd for the six months ended June 30, 2007, an increase of 13.0% from the comparable prior year period. Gross natural gas gathered averaged 61.9 MMcfd on the Velma system for the six months ended June 30, 2007, an increase of 0.8% from the comparable prior year period.
     Transportation and compression revenue increased to $36.6 million for the six months ended June 30, 2007 compared with $29.9 million for the prior year period. This $6.7 million increase was primarily due to an increase of $5.0 million from the transportation revenues associated with APL’s NOARK system. For the NOARK system, average Ozark Gas Transmission volume was 304.4 MMcfd for the six months ended June 30, 2007, an increase of 26.3% from the prior year comparable period. The APL Appalachia system’s average throughput volume was 64.4 MMcfd for the six months ended June 30, 2007 as compared with 60.2 MMcfd for the six months ended June 30, 2006, an increase of 4.2 MMcfd or 6.8%. The Appalachia system’s average transportation rate was $1.39 per Mcf for the six months ended June 30, 2007 compared with $1.44 per Mcf for the prior year period, a decrease of $0.05 per Mcf as a result of lower realized natural gas prices. The increase in the Appalachia system average daily throughput volume was principally due to new wells connected to its gathering system.
     Other income (loss), including the impact of non-cash gains and losses recognized on APL’s derivatives, was a loss of $30.6 million for the six months ended June 30, 2007, a decrease of $32.0 million from the prior year comparable period. This decrease was due primarily to a $31.8 million unfavorable movement in non-cash derivative gains and losses compared with the prior year as a result of unfavorable movements in commodity prices and the impact of derivatives APL entered into during June 2007 to hedge the projected production volume of its Anadarko acquisition noted previously (see “Subsequent Event — APL’s Anadarko Acquisition”). We recognized a non-cash loss of $19.8 million related to the change in value of these derivatives APL entered into specifically for its Anadarko acquisition for the three months ended June 30, 2007. APL enters into derivative instruments solely to hedge its forecasted natural gas, NGLs and condensate sales against the variability in expected future cash flows attributable to changes in market prices. See further discussion of derivatives under Item 3, “Quantitative and Qualitative Disclosures About Market Risk”.
     Costs and Expenses. Natural gas and liquids cost of goods sold of $174.9 million and plant operating expenses of $9.0 million for the six months ended June 30, 2007 represented increases of $12.0 million and $1.9 million, respectively, from the comparable prior year amounts due primarily to an increase in gathered and processed natural gas volumes on APL’s Elk City system, which includes contributions from its Sweetwater processing facility, partially offset by a decrease in APL’s NOARK gathering system natural gas purchases. Transportation and compression expenses increased $1.4 million to $6.3 million for the six months ended June 30, 2007 due to higher NOARK and Appalachia system operating and maintenance costs as a result of increased capacity and additional well connections.
     General and administrative expenses, including amounts reimbursed to affiliates, increased $5.6 million to $15.6 million for the six months ended June 30, 2007 compared with $10.0 million for the prior year comparable period. This increase was mainly due to a $3.2 million increase in non-cash compensation expense related to vesting of our unit option awards and our and APL’s phantom and common unit awards and higher costs associated with managing our and APL’s businesses, including management time related to APL’s acquisition and capital raising opportunities.
     Depreciation and amortization increased to $13.2 million for the six months ended June 30, 2007 compared with $10.5 million for the six months ended June 30, 2006 due primarily to the depreciation associated with APL’s expansion capital expenditures incurred between the periods, including the Sweetwater processing facility.
     Interest expense increased to $14.3 million for the six months ended June 30, 2007 as compared with $12.5 million for the comparable prior year period. This $1.8 million increase was primarily due to interest associated with APL’s additional borrowings under its credit facility to finance its expansion capital expenditures incurred between the periods.
     Minority interest in APL’s net income, which represents the allocation of APL’s earnings to its non-affiliated limited partners, was a credit of $21.8 million for the six months ended June 30, 2007 as compared with an expense of $10.3 million for the comparable prior year period. This decrease was primarily due to a decrease in APL’s net income.
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
     At June 30, 2007, we had no amounts outstanding and $50.0 million of remaining committed capacity under our credit facility, subject to covenant limitations (see “—— Our Credit Facility”). APL had $74.0 million of outstanding borrowings under its $225.0 million credit facility at June 30, 2007 and $7.1 million of outstanding letters of credit, which are not reflected as borrowings on our consolidated balance sheet, and $143.9 million of remaining committed capacity under its credit facility, subject to covenant limitations (see “—APL Credit Facility”). In addition to the availability under the credit facility, APL has a universal shelf registration statement on file with the Securities and Exchange Commission, which allows it to issue equity or debt securities (see “—APL Shelf Registration Statement”) of which $352.1 million remains available at June 30, 2007. At June 30, 2007, we had a working capital deficit of $33.4 million compared with a working capital surplus of $0.9 million at December 31, 2006. This decrease was primarily due to an increase in the current portion of APL’s net hedge liability between periods, which is the result of changes in commodity prices after APL entered into the hedges, and the recognition of a $5.5 million distribution payable at June 30, 2007. We believe that we and APL have sufficient liquid assets, cash from operations and borrowing capacity to meet our financial commitments, debt service obligations, unitholder distributions, contingencies and anticipated capital expenditures. However, we and APL are subject to business and operational risks that could adversely affect our cash flow. We and APL may supplement our cash generation with proceeds from financing activities, including borrowings under our and APL’s credit facilities and other borrowings and the issuance of additional limited partner units.
Cash Flows — Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
     Net cash provided by operating activities of $19.3 million for the six months ended June 30, 2007 represented an increase of $13.9 million from $5.4 million for the prior year comparable period. The increase was derived principally from a $31.1 million change in APL’s non-cash derivative gains and losses, $18.2 million increase in cash flow resulting from working capital changes and a $2.7 million increase in depreciation and amortization. These amounts are partially offset by a $32.1 million decrease in the minority interest in APL’s net income.
     Net cash used in investing activities was $43.2 million for the six months ended June 30, 2007, a decrease of $22.5 million from $65.7 million for the comparable prior year period. This decrease was principally due to $30.0 million of net cash paid for APL acquisitions in the prior year period, partially offset by a $7.6 million increase in APL capital expenditures. In May 2006, APL acquired the remaining 25% ownership interest in NOARK from Southwestern. See further discussion of capital expenditures under “—— Capital Requirements”.

     Net cash provided by financing activities was $24.2 million for the six months ended June 30, 2007, a decrease of $14.1 million from $38.3 million of net cash provided by financing activities for the comparable prior year period. This decrease was principally due to a $28.1 decrease in net proceeds from APL’s issuance of long-term debt, a $40.0 million decrease in net proceeds from the issuance of APL’s cumulative convertible preferred units. These amounts were partially offset by a $45.5 million decrease in APL net borrowings under its credit facility and a $39.0 million decrease in repayments of APL’s long-term debt.
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
     The following table summarizes APL’s maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Maintenance capital expenditures	$700	$917	$1,472	$2,078
Expansion capital expenditures	24,318	21,333	41,923	33,734

Total	$25,018	$22,250	$43,395	$35,812

     Expansion capital expenditures increased to $24.3 million and $41.9 million for the three and six months ended June 30, 2007, respectively, due principally to expansions of APL’s Appalachia, Velma and Elk City/Sweetwater gathering systems and upgrades to processing facilities and compressors to accommodate new wells drilled in APL’s service areas. Maintenance capital expenditures for the three and six months ended June 30, 2007 decreased to $0.7 million and $1.5 million, respectively, compared with the prior year comparable period due to fluctuations in the timing of APL’s scheduled maintenance activity. As of June 30, 2007, APL is committed to expend approximately $76.9 million on pipeline extensions, compressor station upgrades and processing facility upgrades.
Our Credit Facility
     On July 26, 2006, we, as borrower, and Atlas Pipeline GP, as guarantor, entered into a $50.0 million revolving credit facility with Wachovia Bank, National Association, as administrative agent and issuing bank, and a syndicate of banks. Our credit facility matures in April 2010 and bears interest, at our option, at either (i) adjusted LIBOR (plus the applicable margin, as defined in our credit facility) or (ii) the higher of the federal funds rate plus 0.5% or the Wachovia Bank (each plus the applicable margin), National Association prime rate, except that no more than five LIBOR loans may be outstanding at any time. Borrowings under our credit facility are secured by a first-priority lien on a security interest in all of our assets, including a pledge of Atlas Pipeline GP’s interests in APL, and are guaranteed by Atlas Pipeline GP and any future subsidiaries (excluding APL and its subsidiaries). Our credit facility contains customary covenants, including restrictions on our ability to incur additional indebtedness; make certain acquisitions, loans or investments; make distribution payments to our unitholders if an event of default exists or would result from such distribution; or enter into a merger or sale of substantially all of our property or assets, including the sale or transfer of interests in our subsidiaries. We are in compliance with these covenants as of June 30, 2007.
     The events which constitute an event of default under our credit facility are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreements, adverse judgments against us in excess of a specified amount, a change of control of Atlas America, our general partner or any other obligor, and termination of a material agreement and occurrence of a material adverse effect. Our credit facility requires us to maintain a combined leverage ratio (defined as the ratio of the sum of (i) our funded debt (as defined in our credit facility) and (ii) APL’s funded debt (as defined in APL’s credit facility) to APL’s EBITDA (as defined in APL’s credit facility)) of not more than 5.5 to 1.0. In addition, our credit facility requires us to maintain a funded debt (as defined in our credit facility) to EBITDA ratio of not more than 3.5 to 1.0; and an interest coverage ratio (as defined in our credit facility) of not less than 3.0 to 1.0. Our credit facility defines EBITDA for any period of four fiscal quarters as the sum of (i) four times the amount of cash distributions payable by APL to us in respect of our general partner interest, limited partner interest and incentive distribution rights in APL with respect to the last fiscal quarter in such period, and (ii) our consolidated net income (as defined in our credit facility and as adjusted as provided in our credit facility). As of June 30, 2007, our combined leverage ratio was 4.6 to 1.0, and we were in compliance with our funded debt and interest coverage ratio as we had no borrowings during the compliance period.
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
     Available cash is initially distributed 98% to APL’s common limited partners and 2% to its general partner. These distribution percentages are modified to provide for incentive distributions to be paid to APL’s general partner if quarterly distributions to common limited partners exceed specified targets. Incentive distributions are generally defined as all cash distributions paid to APL’s general partner that are in excess of 2% of the aggregate amount of cash being distributed. The general partner’s incentive distributions declared by APL during the three and six months ended June 30, 2007 were $4.0 million, and $7.9 million, respectively.
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
APL Shelf Registration Statement
     APL has an effective shelf registration statement with the Securities and Exchange Commission that permits it to periodically issue equity and debt securities for a total value of up to $500 million. As of June 30, 2007, $352.1 million remains available for issuance under the shelf registration statement. However, the amount, type and timing of any offerings will depend upon, among other things, APL’s funding requirements, prevailing market conditions, and compliance with its credit facility covenants.
APL Convertible Preferred Units
     On March 13, 2006, APL entered into an agreement to sell 30,000 6.5% cumulative convertible preferred units representing limited partner interests to Sunlight Capital Partners, LLC (“Sunlight Capital”), an affiliate of Elliott & Associates, for aggregate gross proceeds of $30.0 million. APL also sold an additional 10,000 6.5% cumulative preferred units to Sunlight Capital for $10.0 million on May 19, 2006, pursuant to its right under the agreement to require Sunlight Capital to purchase such additional units. The APL preferred units were originally entitled to receive dividends of 6.5% per annum commencing on March 13, 2007 and were to have been accrued and paid quarterly on the same date as the distribution payment date for APL’s common units. On April 18, 2007, APL and Sunlight Capital agreed to amend the terms of the preferred units effective as of that date. The terms of APL’s preferred units were amended to entitle them to receive dividends of 6.5% per annum commencing on March 13, 2008 and to be convertible, at Sunlight Capital’s option, into common units commencing on the date immediately following the first record date for APL’s common unit distributions after March 13, 2008 at a conversion price equal to the lesser of $43.00 or 95% of the market price of APL’s common units as of the date of the notice of conversion. APL may elect to pay cash rather than issue common units in satisfaction of a conversion request. APL has the right to call the preferred units at a specified premium. The applicable redemption price under the amended agreement was increased to $53.82.
     In consideration of Sunlight Capital’s consent to the amendment of the preferred units, APL issued $8.5 million of its 8.125% senior unsecured notes due 2015 (the “Notes”) to Sunlight Capital. APL filed, pursuant to the Registration Rights Agreement, an exchange offer registration statement to exchange the Notes for publicly tradable notes. The registration statement was declared effective by the SEC on July 17, 2007. APL must complete the exchange offer by September 15, 2007 or, if it fails to do so, the Notes will accrue additional interest of 1% per annum for each 90-day period APL is in default, up to a maximum amount of 3% per annum. We recorded the APL Notes as long-term debt and a preferred unit dividend within minority interest in APL on our consolidated balance sheet, and have reduced minority interest in APL by $3.8 million of this amount, which is the portion deemed to be attributable to the concessions of APL’s common limited partners and its general partner to its preferred unitholder, on our consolidated statements of income.
     The net proceeds from the initial issuance of APL’s preferred units were used to fund a portion of its capital expenditures in 2006, including the construction of the Sweetwater gas plant and related gathering system. The proceeds from the issuance of the additional 10,000 preferred units were used to reduce indebtedness under APL’s credit facility incurred in connection with the acquisition of the remaining 25% ownership interest in NOARK.
APL Credit Facility
     APL has a $225.0 million credit facility with a syndicate of banks which matures in June 2011. The credit facility bears interest, at its option, at either (i) adjusted LIBOR plus the applicable margin, as defined, or (ii) the higher of the federal funds rate plus 0.5% or the Wachovia Bank prime rate (each plus the applicable margin). The weighted average interest rate on APL’s outstanding credit facility borrowings at June 30, 2007 was 7.6%. Up to $50.0 million of APL’s credit facility may be utilized for letters of credit, of which $7.1 million was outstanding at June 30, 2007. These outstanding letter of credit amounts were not reflected as borrowings on our consolidated balance sheet. Borrowings under APL’s credit facility are secured by a lien on and security interest in all of APL’s property and that of our wholly-owned subsidiaries, and by the guaranty of each of our wholly-owned subsidiaries. APL’s credit facility contains customary covenants, including restrictions on its ability to incur additional indebtedness; make certain acquisitions, loans or investments; make distribution payments to its unitholders if an event of default exists; or enter into a merger or sale of assets, including the sale or transfer of interests in our subsidiaries. APL is in compliance with these covenants as of June 30, 2007.
     The events which constitute an event of default are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in APL’s credit agreements, adverse judgments against APL in excess of a specified amount, and a change of control of APL’s general partner. APL’s credit facility requires it to maintain a ratio of senior secured debt (as defined in the credit facility) to EBITDA (as defined in the credit facility) of not more than 4.0 to 1.0; a funded debt (as defined in the credit facility) to EBITDA ratio of not more than 5.25 to 1.0; and an interest coverage ratio (as defined in the credit facility) of not less than 3.0 to 1.0. APL’s credit facility defines EBITDA to include pro forma adjustments, acceptable to the administrator of the facility, following material acquisitions. As of June 30, 2007, APL’s ratio of senior secured debt to EBITDA was 1.0 to 1.0, its funded debt ratio was 4.6 to 1.0 and its interest coverage ratio was 3.4 to 1.0.
     APL is unable to borrow under its credit facility to pay distributions of available cash to unitholders because such borrowings would not constitute “working capital borrowings” pursuant to its partnership agreement.

APL Senior Notes
     At June 30, 2007, APL has $293.5 million of 10-year, 8.125% senior unsecured notes (“Senior Notes”) outstanding, net of unamortized premium received of $0.9 million. Interest on the APL Senior Notes is payable semi-annually in arrears on June 15 and December 15. The APL Senior Notes are redeemable at any time on or after December 15, 2010 at certain redemption prices, together with accrued and unpaid interest to the date of redemption. The APL Senior Notes are also redeemable at any time prior to December 15, 2010 at stated redemption prices, together with accrued and unpaid interest to the date of redemption. In addition, prior to December 15, 2008, APL may redeem up to 35% of the aggregate principal amount of the APL Senior Notes with the proceeds of certain equity offerings at a stated redemption price. The APL Senior Notes are also subject to repurchase by APL at a price equal to 101% of their principal amount, plus accrued and unpaid interest, upon a change of control or upon certain asset sales if APL does not reinvest the net proceeds within 360 days. The APL Senior Notes are junior in right of payment to APL’s secured debt, including APL’s obligations under its credit facility.
     On April 18, 2007, APL issued Sunlight Capital $8.5 million of its Senior Notes in consideration of their consent to the amendment of APL’s preferred units agreement. APL filed, pursuant to the Registration Rights Agreement, an exchange offer registration statement to exchange the Notes for publicly tradable notes. The registration statement was declared effective by the SEC on July 17, 2007. APL must complete the exchange offer by September 15, 2007 or, if it fails to do so, the Notes will accrue additional interest of 1% per annum for each 90-day period APL is in default, up to a maximum amount of 3% per annum.
     The indenture governing the APL Senior Notes contains covenants, including limitations of APL’s ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of its assets. APL is in compliance with these covenants as of June 30, 2007.
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
Critical Accounting Policies and Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenues and expenses during the reporting period. Although we believe our estimates are reasonable, actual results could differ from those estimates. A discussion of our significant accounting policies we have adopted and followed in the preparation of our consolidated financial statements is included within our Annual Report on Form 10-K for the year ended December 31, 2006, and there have been no material changes to these policies through June 30, 2007.

New Accounting Standards
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 will be effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. SFAS No. 159 offers various options in electing to apply its provisions, and at this time we have not made any decisions with regards to its application to our financial position or results of operations. We are currently evaluating whether SFAS No. 159 will have an impact on our financial position and results of operations.
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
     Interest Rate Risk. At June 30, 2007, we had a $50.0 million revolving credit facility with no amounts outstanding. Borrowing under this credit facility in future periods will subject us to movements in interest rates, which could negatively impact our net income and cash flow.
     At June 30, 2007, APL had a $225.0 million revolving credit facility ($74.0 million outstanding) to fund the expansion of its existing gathering systems, acquire other natural gas gathering systems and fund working capital movements as needed. The weighted average interest rate for APL’s borrowings was 7.6% at June 30, 2007. Holding all other variables constant, a 1% change in APL’s interest rates would change interest expense by $0.7 million.

     Commodity Price Risk. APL is exposed to commodity prices as a result of being paid for certain services in the form of commodities rather than cash. For gathering services, APL receives fees or commodities from the producers to bring the raw natural gas from the wellhead to the processing plant. For processing services, APL either receives fees or commodities as payment for these services, based on the type of contractual agreement. Based on its current portfolio of natural gas supply contracts, APL has long condensate, NGL, and natural gas positions. A 10% change in the average price of NGLs, natural gas and condensate APL processes and sells, excluding the impact of the transactions noted in “Subsequent Event – APL’s Anadarko Acquisition”, would result in a change to our consolidated income for the twelve-month period ending June 30, 2008, excluding the effect of minority interests in APL net income, of approximately $9.3 million.
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
     APL formally documents all relationships between hedging instruments and the items being hedged, including its risk management objective and strategy for undertaking the hedging transactions. This includes matching the commodity futures and derivative contracts to the forecasted transactions. APL assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are effective in offsetting changes in the forecasted cash flow of hedged items. If it is determined that a derivative is not effective as a hedge or that it has ceased to be an effective hedge due to the loss of correlation between the hedging instrument and the underlying commodity, APL will discontinue hedge accounting for the derivative and subsequent changes in the derivative fair value, which is determined by APL through the utilization of market data, will be recognized immediately within other income (loss) in our consolidated statements of income.
     APL’s derivatives are recorded on our consolidated balance sheet as assets or liabilities at fair value. For APL’s derivatives qualifying as hedges, we recognize the effective portion of changes in fair value in partners’ capital (deficit) as accumulated other comprehensive income (loss), and reclassify them to natural gas and liquids revenue within our consolidated statements of income as the underlying transactions are settled. For APL’s non-qualifying derivatives and for the ineffective portion of qualifying derivatives, we recognize changes in fair value within other income (loss) in our consolidated statements of income as they occur. At June 30, 2007 and December 31, 2006, we reflected net derivative liabilities on our consolidated balance sheets of $58.4 million and $20.1 million, respectively. Of the $0.2 million of net loss in accumulated other comprehensive loss within partners’ deficit on our consolidated balance sheet at June 30, 2007, if the fair value of the instruments remain at current market values, we will reclassify $0.1 million of APL’s losses to natural gas and liquids revenue in our consolidated statements of income over the next twelve month period as these contracts expire, and $0.1 million will be reclassified in later periods. Actual amounts that will be reclassified will vary as a result of future price changes.
     On June 3, 2007, APL signed definitive agreements to acquire control of certain assets from Anadarko (the “Assets” – see “Subsequent Event – APL’s Anadarko Acquisition”). In connection with agreements entered into with respect to its new credit facility, term loan and private placement of common units, APL agreed as a condition precedent to closing that it would hedge 80% of its projected natural gas, NGL and condensate production volume for no less than three years from the closing date of the transaction. During June 2007, APL entered into derivative instruments to hedge 80% of the projected production of the Assets to be acquired as required under the financing agreements. The production volume of the Assets was not considered to be “probable forecasted production” under SFAS No. 133 at the date these derivatives were entered into because the acquisition of the Assets had not yet been completed. Accordingly, APL recognized the instruments as non-qualifying for hedge accounting at inception with subsequent changes in the derivative value recorded within other income (loss) in our consolidated statements of income. We recognized a non-cash loss of $19.8 million related to the change in value of these derivatives for the three and six months ended June 30, 2007. Upon closing of APL’s acquisition in July 2007, the production volume of the Assets was considered “probable forecasted production” under SFAS No. 133 and it evaluated these derivatives under the cash flow hedge criteria in accordance with SFAS No. 133.
     APL’s ineffective hedge gains or losses are recorded within other income (loss) in our consolidated statements of income while the hedge contracts are open and may increase or decrease until settlement of the contract. We recognized losses of $7.7 million and $3.2 million for the three months ended June 30, 2007 and 2006, respectively, and losses of $10.7 million and $5.6 million for the six months ended June 30, 2007 and 2006, respectively, within natural gas and liquids revenue in our consolidated statements of income related to the settlement of APL’s qualifying hedge instruments. We recognized losses of $18.8 million and $9.7 million within other income (loss) in our consolidated statements of income related to the change in market value of APL’s non-qualifying derivatives and the ineffective portion of APL’s qualifying derivatives, respectively, for the three months ended June 30, 2007. We recognized losses of $20.1 million and $10.7 million within other income (loss) in our consolidated statements of income related to the change in market value of APL’s non-qualifying derivatives and the ineffective portion of APL’s qualifying derivatives, respectively, for the six months ended June 30, 2007. The losses recognized related to the change in market value of APL’s non-qualifying derivatives during the three and six months ended June 30, 2007 were principally due to derivative instruments entered APL into to hedge the projected production of its acquisition mentioned previously. We recognized gains of $0.4 million and $0.9 million for the three and six months ended June 30, 2006, respectively, within other income (loss) in our consolidated statements of income related to the change in market value of the ineffective portion of APL’s qualifying derivatives only. For the three and six months ended June 30, 2006, APL did not have any non-qualifying derivatives.
     A portion of APL’s future natural gas, NGL and condensate sales is periodically hedged through the use of swaps and collar contracts. Realized gains and losses on the derivative instruments that are classified as effective hedges are reflected in the contract month being hedged as an adjustment to natural gas and liquids revenue within our consolidated statements of income.
     As of June 30, 2007, APL had the following NGLs, natural gas, and crude oil volumes hedged, including derivatives that do not qualify for hedge accounting:
     Natural Gas Liquids Sales

Production
Period		Average	Fair Value
Ended December 31,	Volumes	Fixed Price	Liability(1)
	(gallons)	(per gallon)	(in thousands)
2007	57,204,000	$0.893	$(8,605)
2008	33,012,000	0.697	(7,511)
2009	8,568,000	0.746	(1,110)

			$(17,226)

     Crude Oil Sales Options (associated with NGL volume)

Production
Period		Associated	Average
Ended	Crude	NGL	Crude	Fair Value
December 31,	Volume	Volume	Strike Price	Asset/(Liability)(2)	Option Type
	(barrels)	(gallons)	(per barrel)	(in thousands)
2007	1,275,000	78,681,000	$60.00	$782	Puts purchased
2007	1,275,000	78,681,000	75.18	(2,543)	Calls sold
2008	4,269,600	260,692,000	60.00	12,546	Puts purchased
2008	4,269,600	260,692,000	79.20	(17,100)	Calls sold
2009	4,752,000	290,364,000	60.00	19,667	Puts purchased
2009	4,752,000	290,364,000	78.68	(25,638)	Calls sold
2010	2,413,500	149,009,000	60.00	11,104	Puts purchased
2010	2,413,500	149,009,000	77.28	(14,296)	Calls sold

				$(15,478)

     Natural Gas Sales

Production
Period		Average	Fair Value
Ended December 31,	Volumes	Fixed Price	Liability(2)
	(mmbtu)(3)	(per mmbtu) (3)	(in thousands)
2007	540,000	$7.255	$(40)
2008	240,000	7.270	(266)
2009	480,000	8.000	(265)

			$(571)

     Natural Gas Basis Sales

Production
Period		Average	Fair Value
Ended December 31,	Volumes	Fixed Price	Asset/(Liability)(2)
	(mmbtu)(3)	(per mmbtu) (3)	(in thousands)
2007	2,820,000	$(0.771)	$(157)
2008	4,440,000	(0.671)	(294)
2009	4,920,000	(0.558)	(215)
2010	2,220,000	(0.575)	33

			$(633)

     Natural Gas Purchases

Production
Period		Average		Fair Value
Ended December 31,	Volumes	Fixed Price		Liability(2)
	(mmbtu)(3)	(per mmbtu)(3)		(in thousands)
2007	5,460,000	$8.593	(4)	$(8,582)
2008	11,016,000	8.951	(5)	(6,626)
2009	10,320,000	8.687		(1,390)
2010	4,380,000	8.635		(515)

				$(17,113)

     Natural Gas Basis Purchases

Production
Period		Average	Fair Value
Ended December 31,	Volumes	Fixed Price	Liability(2)
	(mmbtu)(3)	(per mmbtu)(3)	(in thousands)
2007	7,740,000	$(1.036)	$(73)
2008	15,216,000	(1.125)	(599)
2009	14,760,000	(0.659)	(1,299)
2010	6,600,000	(0.560)	(1,188)

			$(3,159)

     Crude Oil Sales

Production
Period		Average	Fair Value
Ended December 31,	Volumes	Fixed Price	Liability(2)
	(barrels)	(per barrel)	(in thousands)
2007	37,700	$56.249	$(561)
2008	65,400	59.424	(842)
2009	33,000	62.700	(321)

			$(1,724)

     Crude Oil Sales Options

Production
Period		Average	Fair Value
Ended December 31,	Volumes	Strike Price	Asset/(Liability)(2)	Option Type
	(barrels)	(per barrel)	(in thousands)
2007	324,600	60.000	223	Puts purchased
2007	324,600	75.256	(656)	Calls sold
2008	691,800	60.000	1,804	Puts purchased
2008	691,800	78.004	(3,025)	Calls sold
2009	738,000	60.000	3,045	Puts purchased
2009	738,000	80.622	(3,549)	Calls sold
2010	402,000	60.000	1,753	Puts purchased
2010	402,000	79.341	(1,947)	Calls sold
2011	30,000	60.000	164	Puts purchased
2011	30,000	74.500	(223)	Calls sold
2012	30,000	60.000	177	Puts purchased
2012	30,000	73.900	(237)	Calls sold

			$(2,471)

	Total net liability		$(58,375)

(1)	Fair value based upon management estimates, including forecasted forward NGL prices as a function of forward NYMEX natural gas, light crude and propane prices.

(2)	Fair value based on forward NYMEX natural gas and light crude prices, as applicable.

(3)	Mmbtu represents million British Thermal Units.

(4)	Includes APL’s premium received from its sale of an option for it to sell 2,400,000 mmbtu of natural gas at an average price of $15.00 per mmbtu for the year ended December 31, 2007.

(5)	Includes APL’s premium received from its sale of an option for it to sell 936,000 mmbtu of natural gas for the year ended December 31, 2008 at $15.50 per mmbtu.
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
     Subsequent to its discovery of the material weakness discussed above, in early 2007 APL took steps to remediate the material weakness, including reviewing the accounting requirements necessary for compliance with SFAS No. 133 and establishing additional review procedures of accounting for derivative transactions by senior personnel within APL’s organization. We believe these actions have strengthened APL’s internal control over financial reporting and address the material weakness identified.
     There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Certificate of Limited Partnership of Atlas Pipeline Holdings, L.P. (1)

3.2	Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Holdings, L.P. (2)

10.1	Common Unit Purchase Agreement by and among Atlas Pipeline Holdings, L.P. and the purchasers named therein(3)

10.2	Common Unit Purchase Agreement by and among Atlas Pipeline Partners, L.P. and the purchasers named therein(3)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

(1)	Previously filed as an exhibit to the Partnership’s registration statement on Form S-1, as amended, Registration No. 333-130999 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Partnership’s Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Partnership’s current report on Form 8-K, filed June 5, 2007 and incorporated herein by reference.

SIGNATURES
ATLAS PIPELINE HOLDINGS, L.P.
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	Atlas Pipeline Holdings GP, LLC, its General Partner

Date: August 8, 2007	By:	/s/ EDWARD E. COHEN
Edward E. Cohen
Chairman of the Board of the General Partner Chief Executive Officer of the General Partner

Date: August 8, 2007	By:	/s/ MATTHEW A. JONES
Matthew A. Jones
Chief Financial Officer and Director of the General Partner

Date: August 8, 2007	By:	/s/ SEAN P. MCGRATH
Sean P. McGrath
Chief Accounting Officer of the General Partner