Form 10-Q
period 2007-09-30
Atlas Pipeline Holdings, L.P.
filed 2007-11-08
CIK 1347218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-32953
ATLAS PIPELINE HOLDINGS, L.P.
(Exact name of registrant as specified in its charter)

DELAWARE State or other jurisdiction of incorporation or organization)	43-2094238 (I.R.S. Employer Identification No.)

1550 Coraopolis Heights Road Moon Township, Pennsylvania	15108
(Address of principal executive office)	(Zip code)
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
Large accelerated filer ☐       Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑

\

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$24,910	$2,198
Accounts receivable — affiliates	3,508	7,087
Accounts receivable	114,991	51,192
Current portion of derivative asset	—	5,437
Prepaid expenses and other	9,235	10,489

Total current assets	152,644	76,403

Property, plant and equipment, net	2,546,887	607,097

Long-term derivative asset	—	305

Intangible assets, net	24,131	25,530

Goodwill	63,441	63,441

Other assets, net	20,864	14,358

	$2,807,967	$787,134

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Current liabilities:
Current portion of long-term debt	$35	$71
Accounts payable	22,077	18,624
Accrued liabilities	32,275	6,673
Current portion of derivative liability	52,705	17,362
Accrued producer liabilities	65,121	32,766

Total current liabilities	172,213	75,496

Long-term derivative liability	39,323	8,505

Long-term debt, less current portion	1,182,928	324,012

Minority interest	16,143	—

Minority interest in Atlas Pipeline Partners, L.P.	1,277,246	386,131

Commitments and contingencies

Partners’ capital (deficit):
Common limited partners’ interests	124,031	6,899
Accumulated other comprehensive loss	(3,917)	(13,909)

Total partners’ capital (deficit)	120,114	(7,010)

	$2,807,967	$787,134

See accompanying notes to consolidated financial statements

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue:
Natural gas and liquids	$229,891	$99,997	$436,859	$296,083
Transportation, compression and other fees – affiliates	8,495	6,951	24,673	22,659
Transportation, compression and other fees – third parties	12,948	6,726	33,374	20,882
Other income (loss)	(9,032)	7,236	(39,641)	8,597

Total revenue and other income (loss)	242,302	120,910	455,265	348,221

Costs and expenses:
Natural gas and liquids	174,727	89,679	349,639	252,577
Plant operating	9,108	3,853	18,153	11,006
Transportation and compression	3,555	2,714	9,877	7,639
General and administrative	37,359	5,306	51,557	13,702
Compensation reimbursement – affiliates	1,392	378	2,820	1,983
Depreciation and amortization	16,176	6,152	29,381	16,685
Interest	24,448	5,719	38,709	18,210
Minority interest	1,376	—	1,376	118
Minority interest in Atlas Pipeline Partners, L.P.	(22,700)	2,865	(44,482)	13,168
Total costs and expenses	245,441	116,666	457,030	335,088

Net income (loss)	$(3,139)	$4,244	$(1,765)	$13,133

Allocation of net income (loss):
Portion applicable to owners’ interest (period prior to the initial public offering on July 26, 2006)	$—	$1,347	$—	$10,236
Portion applicable to common limited partners’ interest (period subsequent to the initial public offering on July 26, 2006)	(3,139)	2,897	(1,765)	2,897

Net income (loss)	$(3,139)	$4,244	$(1,765)	$13,133

Net income (loss) attributable to common limited partners per unit:
Basic	$(0.12)	$0.14	$(0.08)	$0.14

Diluted	$(0.12)	$0.14	$(0.08)	$0.14

Weighted average common limited partner units outstanding:
Basic	25,584	21,100	22,611	21,100

Diluted	25,584	21,100	22,611	21,100

See accompanying notes to consolidated financial statements

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(in thousands, except unit data)
(Unaudited)

			Accumulated
	Common Limited		Other	Total
	Partners’ Capital		Comprehensive	Partners’
	Units	$	Loss	Capital (Deficit)
Balance at January 1, 2007	21,100,000	$6,899	$(13,909)	$(7,010)
Issuance of common units	6,249,995	167,199	—	167,199
Unissued common units under incentive plans	—	2,152	—	2,152
Distributions paid to common limited partners	—	(16,036)	—	(16,036)
Distribution equivalent rights paid on unissued units under incentive plans	—	(167)	—	(167)
Net loss on purchase and sale of subsidiary equity	—	(34,251)	—	(34,251)
Other comprehensive gain	—	—	9,992	9,992
Net loss	—	(1,765)	—	(1,765)

Balance at September 30, 2007	27,349,995	$124,031	$(3,917)	$120,114

See accompanying notes to consolidated financial statements

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,765)	$13,133
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest in net income (loss) of Atlas Pipeline Partners, L.P.	(44,482)	13,168
Distributions paid to minority interest limited partners in Atlas Pipeline Partners, L.P.	(38,153)	(27,940)
Depreciation and amortization	29,381	16,685
Non-cash loss (gain) on derivative value	39,256	(2,107)
Non-cash compensation expense	38,248	4,125
Amortization of deferred finance costs	6,768	1,753
Minority interest	16,143	118
Gain on asset sales and dispositions	—	(2,639)
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and prepaid expenses and other	(63,005)	7,371
Accounts payable and accrued liabilities	61,410	(9,424)
Accounts payable and accounts receivable – affiliates	3,581	(2,182)

Net cash provided by operating activities	47,382	12,061

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for acquisitions	(1,873,703)	(30,000)
Capital expenditures	(93,660)	(61,743)
Proceeds from sales of assets	—	7,559
Other	(595)	67

Net cash used in investing activities	(1,967,958)	(84,117)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Atlas Pipeline Partners, L.P. debt	826,073	36,610
Repayment of Atlas Pipeline Partners, L.P. debt	—	(38,990)
Borrowings under credit facility	25,000	—
Borrowings under Atlas Pipeline Partners, L.P. credit facility	197,500	37,000
Repayments under Atlas Pipeline Partners, L.P. credit facility	(202,000)	(33,000)
Net proceeds from issuance of common limited partner units	167,033	74,492
Net proceeds from issuance of Atlas Pipeline Partners, L.P. common limited partner units	946,525	19,704
Net proceeds from issuance of Atlas Pipeline Partners, L.P. preferred limited partner units	—	39,906
Distributions paid to common limited partners	(16,036)	—
Capital contribution from owners	—	1,206
Distributions to owners	—	(89,743)
Other	(807)	(1,280)

Net cash provided by financing activities	1,943,288	45,905

Net change in cash and cash equivalents	22,712	(26,151)
Cash and cash equivalents, beginning of period	2,198	34,237

Cash and cash equivalents, end of period	$24,910	$8,086

     See accompanying notes to consolidated financial statements

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)
NOTE 1 – BASIS OF PRESENTATION
     Atlas Pipeline Holdings, L.P. (“Atlas Pipeline Holdings” or the “Partnership”) is a publicly-traded Delaware limited partnership (NYSE: AHD). On July 26, 2006, Atlas America, Inc. and its affiliates (“Atlas America”), a publicly-traded company (NASDAQ: ATLS), contributed its ownership interests in Atlas Pipeline Partners GP, LLC (“Atlas Pipeline GP” or the “General Partner”), its then wholly-owned subsidiary, a Delaware limited liability company and general partner of Atlas Pipeline Partners, L.P. (“APL”), to the Partnership. Concurrent with this transaction, the Partnership issued 3,600,000 common units, representing a 17.1% ownership interest, in an initial public offering at a price of $23.00 per unit (see Note 3). At September 30, 2007, the Partnership had 27,349,995 common limited partnership units outstanding. The Partnership’s general partner, Atlas Pipeline Holdings GP, LLC, which does not have an economic interest in the Partnership and is not entitled to receive any distributions from the Partnership, manages the operations and activities of the Partnership and owes a fiduciary duty to the Partnership’s common unitholders.
     APL is a publicly-traded (NYSE: APL) Delaware limited partnership and a midstream energy service provider engaged in the transmission, gathering and processing of natural gas in the Mid-Continent and Appalachian regions. APL’s operations are conducted through subsidiary entities whose equity interests are owned by Atlas Pipeline Operating Partnership, L.P. (the “Operating Partnership”), a wholly-owned subsidiary of APL. The Partnership, through its general partner interests in APL and the Operating Partnership, owns a 2% general partner interest in the consolidated pipeline operations of APL, through which it manages and effectively controls both APL and the Operating Partnership. The remaining 98% ownership interest in the consolidated pipeline operations consists of limited partner interests in APL. The Partnership also owns 5,476,253 APL limited partner units at September 30, 2007 which have not been registered with the Securities and Exchange Commission and, therefore, their resale in the public market is subject to restrictions under the Securities Act. On October 10, 2007, APL filed a registration statement on Form S-3 which would, among other things, register the resale of the limited partner units. The registration statement is not yet effective. At September 30, 2007, APL had 38,686,994 common limited partnership units, including the 5,476,253 unregistered common units held by the Partnership, and 40,000 $1,000 par value cumulative convertible preferred limited partnership units outstanding (see Note 5).
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
     In addition to its 64.0% ownership interest in the Partnership at September 30, 2007, Atlas America also had a 49.0% ownership interest in Atlas Energy Resources, LLC and subsidiaries (“Atlas Energy”), a publicly-traded company (NYSE: ATN) focused on the development of natural gas and oil in the

Appalachian basin. Substantially all of the natural gas APL transports in the Appalachian basin is derived from wells operated by Atlas Energy.
     The accompanying consolidated financial statements, which are unaudited except that the balance sheet at December 31, 2006 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three and nine month periods ended September 30, 2007 may not necessarily be indicative of the results of operations for the full year ending December 31, 2007.
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
     In August 2006, APL sustained fire damage to a compressor station within the Velma region of its Mid-Continent segment. APL maintains property damage and business interruption insurance for all of its assets and operating activities. At September 30, 2006, APL recorded $1.2 million in prepaid expenses and other within its consolidated balance sheet for the estimated net book value of the assets damaged as a result of the incident, which were expected to be recoverable through cash proceeds received from its insurance coverage. During the fourth quarter of 2006, APL received a $1.5 million partial settlement from its insurance providers related to this incident and reached a final settlement for an additional $2.6 million of insurance proceeds to be received during the first quarter of 2007. At December 31, 2006, APL recorded the additional $2.6 million in prepaid expenses and other within the Partnership’s consolidated balance sheet and interest income and other within its consolidated statements of operations for the insurance proceeds settlement amount, which was received in February 2007.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     In addition to matters discussed further within this note, a more thorough discussion of the Partnership’s significant accounting policies is included in its audited consolidated financial statements and notes thereto in its annual report on Form 10-K for the year ended December 31, 2006.
Principles of Consolidation and Minority Interest
     The consolidated financial statements include the accounts of the Partnership, the General Partner, APL, the Operating Partnership and the Operating Partnership’s subsidiaries. Prior to the Partnership’s initial public offering on July 26, 2006 (see Note 3), at which date Atlas America contributed its ownership interests in the General Partner to the Partnership, the consolidated financial statements only include the accounts of the General Partner, APL, the Operating Partnership and the Operating Partnership’s subsidiaries. APL’s limited partner equity interests owned by third-parties at September 30, 2007 and December 31, 2006 are reflected as minority interest in APL on the Partnership’s consolidated balance sheets. All material intercompany transactions have been eliminated.

     On July 27, 2007, APL acquired control of Anadarko Petroleum Corporation’s (NYSE: APC) (“Anadarko”) 100% interest in the Chaney Dell natural gas gathering system and processing plants located in Oklahoma and its 72.8% undivided joint venture interest in the Midkiff/Benedum natural gas gathering system and processing plants located in Texas (see Note 9). The transaction was effected by the formation of two joint venture companies which own the respective systems, of which APL has a 95% ownership interest and Anadarko has a 5% interest in each. APL consolidates 100% of these joint ventures. The Partnership reflects Anadarko’s 5% ownership interest in the net income of these joint ventures as minority interest on the Partnership’s statements of operations. The Partnership also reflects Anadarko’s investment in the net assets of the joint ventures as minority interest on its consolidated balance sheet. In connection with APL’s acquisition of control of the Chaney Dell and Midkiff/Benedum systems, the joint ventures issued cash to Anadarko of $1.9 billion in return for a note receivable. This note receivable is reflected within minority interest on the Partnership’s consolidated balance sheet.
     The Midkiff/Benedum joint venture has a 72.8% undivided joint venture interest in the Midkiff/Benedum system, of which the remaining 27.2% interest is owned by Pioneer Natural Resources Company (NYSE: PXD) (“Pioneer”). Due to the Midkiff/Benedum system’s status as an undivided joint venture, the Midkiff/Benedum joint venture proportionally consolidates its 72.8% ownership interest in the assets and liabilities and operating results of the Midkiff/Benedum system.
     The consolidated financial statements also include the financial statements of NOARK Pipeline System, Limited Partnership (“NOARK”), an entity in which APL currently owns a 100% ownership interest (see Note 9). In May 2006, APL acquired the remaining 25% ownership interest in NOARK from Southwestern Energy Pipeline Company (“Southwestern”), a wholly-owned subsidiary of Southwestern Energy Company (NYSE: SWN). Prior to this transaction, APL owned a 75% ownership interest in NOARK, which it had acquired in October 2005 from Enogex, Inc., a wholly-owned subsidiary of OGE Energy Corp. (NYSE: OGE). In connection with APL’s acquisition of the remaining 25% ownership interest, Southwestern assumed liability for $39.0 million in principal amount outstanding of NOARK’s 7.15% notes due in 2018, which had been presented as long-term debt on the Partnership’s consolidated balance sheet prior to APL’s acquisition of the remaining 25% ownership interest. Subsequent to the acquisition of the remaining 25% ownership interest in NOARK, APL consolidates 100% of NOARK’s financial statements.  The minority interest reflected on the Partnership’s consolidated statements of operations for the nine months ended September 30, 2006 represents Southwestern’s interest in NOARK’s net income prior to the May 2006 acquisition.
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
     The natural gas industry principally conducts its business by processing actual transactions at the end of the month following the month of delivery. Consequently, the most current month’s financial results were recorded using estimated volumes and commodity market prices. Differences between estimated and actual amounts are recorded in the following month’s financial results. Management believes that the operating results presented for the three and nine months ended September 30, 2007 represent actual results in all material respects (see “– Revenue Recognition” accounting policy for further description).
Net Income (Loss) Per Common Unit
     Basic net income (loss) per unit is computed by dividing net income (loss) attributable to common limited partners by the weighted average number of common limited partner units outstanding during the period. Diluted net income (loss) per unit is calculated by dividing net income attributable to common limited partners by the sum of the weighted average number of common limited partner units outstanding and the dilutive effect of phantom unit or unit option awards, as calculated by the treasury stock method. Phantom units and unit options consist of common units issuable under the terms of the Partnership’s Long-Term Incentive Plan (see Note 13). Prior to the closing of the Partnership’s initial public offering on July 26, 2006, there were no common limited partner units outstanding. As such, the Partnership’s net income per unit is only presented for the three and nine months ending September 30, 2007. The following table sets forth the reconciliation of the Partnership’s weighted average number of common limited partner units used to compute basic net income (loss) per unit with those used to compute diluted net income (loss) per unit (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Weighted average number of common limited partner units — basic	25,584	21,100	22,611	21,100
Add: effect of dilutive unit incentive awards(1)	—	—	—	—

Weighted average number of common limited partner units — diluted	25,584	21,100	22,611	21,100

(1)	For the three and nine months ended September 30, 2007, approximately 521,000 and 196,000 phantom units, respectively, were excluded from the computation of diluted net income (loss) per unit because the inclusion of such units would have been anti-dilutive. The Partnership did not have any dilutive unit incentive awards for the three and nine months ended September 30, 2006.
Minority Interest in Atlas Pipeline Partners, L.P.
     The minority interest in APL on the Partnership’s consolidated financial statements reflect the outside ownership interests in APL, which was 84.4% at September 30, 2007 and 86.5% at December 31, 2006. The minority interests in APL in the Partnership’s consolidated statements of operations is calculated quarterly by multiplying (i) the weighted average APL common limited partner units outstanding held by non-affiliated third parties by (ii) the consolidated net income (loss) per APL common limited partner unit for the respective quarter. The net income (loss) per APL common limited partner unit is calculated by dividing the net income (loss) allocated to common limited partners, after the allocation of net income (loss) to the Partnership as general partner in accordance with the terms of the APL partnership agreement, by the total weighted average APL common limited partner units outstanding. The Partnership’s general partner interest in the net income (loss) of APL is based upon its 2% general partner ownership interest and incentive distributions, with a priority allocation of APL’s net income (loss) in an amount equal to the incentive distributions (see Note 6), in accordance with the APL partnership agreement, and the remaining APL net income (loss) allocated with respect to the general partner’s and APL’s limited partners’ ownership interests. The minority interest in APL liability on the Partnership’s consolidated balance sheets principally reflects the sum of the allocation of APL consolidated net income (loss) to the minority interest in APL and the contributed capital of minority interests through the sale of limited partner units in APL, partially offset by APL quarterly cash distributions to the minority interest owners.
     A portion of the funding raised by APL was contributed by the Partnership through the purchase of 3.8 million APL common limited partner units for $168.8 million.  Pursuant to Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 51, “Accounting for Sales of Stock by a Subsidiary”, the Partnership recorded a premium of $34.3 million as a reduction of its limited partners’ capital (deficit) with a corresponding increase in minority interest in APL, which represents the difference between the Partnership’s share of the underlying book value in APL before and after the purchase of the common units.  The Partnership’s ownership percentage in APL, including its 2% interest as General Partner, increased to 15.9% from 14.3% as a result of the transaction.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income (loss)	$(3,139)	$4,244	$(1,765)	$13,133

Other comprehensive income (loss):
Changes in fair value of derivative instruments accounted for as hedges	(38,072)	8,536	(56,193)	(9,935)
Changes in minority interest related to items in other comprehensive income (loss)	21,518	(11,250)	42,637	(6,803)
Add: adjustment for realized losses reclassified to net income (loss)	12,850	4,896	23,548	10,518

Total other comprehensive income (loss)	(3,704)	2,182	9,992	(6,220)

Comprehensive income (loss)	$(6,843)	$6,426	$8,227	$6,913

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
     Keep-Whole Contracts. These contracts require APL, as the processor, to purchase raw natural gas from the producer at current market rates. Therefore, APL bears the economic risk (the “processing margin risk”) that the aggregate proceeds from the sale of the processed natural gas and NGLs could be less than the amount that it paid for the unprocessed natural gas. However, because the natural gas received by the Elk City/Sweetwater system, which has keep-whole contracts, is generally low in liquids content and meets downstream pipeline specifications without being processed, the natural gas can be bypassed around the Elk City and Sweetwater processing plants and delivered directly into downstream pipelines during periods of margin risk. Therefore, the processing margin risk associated with a portion of APL’s keep-whole contracts is minimized.
     APL accrues unbilled revenue due to timing differences between the delivery of natural gas, NGLs, and oil and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from APL’s records and management estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices (see “–Use of Estimates” accounting policy for further description). APL had unbilled revenues at September 30, 2007 and December 31, 2006 of $72.4 million and $20.2 million, respectively, which are included in accounts receivable and accounts receivable-affiliates within the Partnership’s consolidated balance sheets.
Capitalized Interest
     APL capitalizes interest on borrowed funds related to capital projects only for periods that activities are in progress to bring these projects to their intended use. The weighted average rate used to capitalize interest on borrowed funds by APL was 8.1% and 8.0% for the three and nine months ended September 30, 2007, respectively, and 8.1% for both the three and nine months ended September 30, 2006. The amount of interest capitalized was $0.8 million and $1.0 million for the three months ended September 30, 2007 and 2006, respectively, and $1.8 million and $1.9 million for the nine months ended June 30, 2007 and 2006, respectively.
Intangible Assets
     The Partnership has recorded intangible assets with finite lives in connection with certain consummated acquisitions (see Note 9). The following table reflects the components of intangible assets being amortized at September 30, 2007 and December 31, 2006 (in thousands):

			Estimated
	September 30,	December 31,	Useful Lives
	2007	2006	In Years
Gross Carrying Amount:
Customer contracts	$12,810	$ $ 12,390	8
Customer relationships	17,260	17,260	20

	$30,070	$29,650

Accumulated Amortization:
Customer contracts	$(3,818)	$(2,646)
Customer relationships	(2,121)	(1,474)

	$(5,939)	$(4,120)

Net Carrying Amount:
Customer contracts	$8,992	$9,744
Customer relationships	15,139	15,786

	$24,131	$25,530

     During the third quarter of 2006, the Partnership adjusted the preliminary purchase price allocation for APL’s NOARK acquisition and reduced the estimated amount allocated to customer contracts and customer relationships based upon the findings of an independent valuation firm (see Note 9) and allocated additional amounts to property, plant and equipment (see Note 7).
     Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) requires that intangible assets with finite useful lives be amortized over their estimated useful lives. If an intangible asset has a finite useful life, but the precise length of that life is not known, that intangible asset must be amortized over the best estimate of its useful life. At a minimum, APL will assess the useful lives and residual values of all intangible assets on an annual basis to determine if adjustments are required. The estimated useful life for APL’s customer contract intangible assets is based upon the approximate average length of customer contracts in existence at the date of acquisition. The estimated useful life for APL’s customer relationship intangible assets is based upon the estimated average length of non-contracted customer relationships in existence at the date of acquisition. Amortization expense on intangible assets was $0.6 million and $(0.9) million for the three months ended September 30, 2007 and 2006, respectively, and $1.8 million and $1.4 million for the nine months ended September 30, 2007 and 2006, respectively. Amortization expense related to intangible assets is estimated to be $2.5 million for each of the next five calendar years commencing in 2008.
Goodwill
     At September 30, 2007 and December 31, 2006, APL had $63.4 million of goodwill recorded in connection with consummated acquisitions (see Note 9). The changes in the carrying amount of goodwill for the nine months ended September 30, 2007 and 2006 were as follows (in thousands):

	Nine Months Ended
	September 30,
	2007	2006
Balance, beginning of period	$63,441	$111,446
Goodwill acquired (preliminary allocation) – 25% interest in NOARK	—	30,195
Reduction in minority interest deficit acquired	—	(118)
Purchase price allocation adjustment – NOARK	—	(78,082)

Balance, end of period	$63,441	$63,441

     During the third quarter of 2006, APL adjusted the preliminary purchase price allocation for the NOARK acquisition and reduced the estimated amount allocated to goodwill based upon the findings of an independent valuation firm (see Note 9) and allocated additional amounts to property, plant and equipment (see Note 7). APL tests its goodwill for impairment at each year end by comparing enterprise fair values to carrying values. The evaluation of impairment under SFAS No. 142 requires the use of projections, estimates and assumptions as to the future performance of APL’s operations, including anticipated future revenues, expected future operating costs and the discount factor used. Actual results could differ from projections, resulting in revisions to APL’s assumptions and, if required, recognition of an impairment loss. APL’s test of goodwill at December 31, 2006 resulted in no impairment, and no impairment indicators have been noted as of September 30, 2007. APL will continue to evaluate its goodwill at least annually and if impairment indicators arise, and will reflect the impairment of goodwill, if any, within the Partnership’s consolidated statement of operations for the period in which the impairment is indicated.
New Accounting Standards
     In September 2007, the Emerging Issues Task Force (“EITF”) reached consensus on EITF Issue No. 07-4, “Application of the two-class method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships” (“EITF No. 07-4”), an update of EITF No. 03-6. EITF No. 07-4 requires the calculation of a Master Limited Partnership’s (“MLPs”) net earnings per limited partner unit for each period presented according to distributions declared and participation rights in undistributed earnings as if all of the earnings for that period had been distributed. In periods with undistributed earnings above specified levels, the calculation per the two-class method results in an increased allocation of such undistributed earnings to the general partner and a dilution of earnings to the limited partners. EITF No. 07-4 is effective for fiscal years beginning after December 15, 2007. APL has previously followed the requirements of EITF No. 03-6 in calculating its net earnings per limited partner unit and will apply the requirements of EITF No. 07-4 as it pertains to MLPs upon its adoption during the quarter ended March 31, 2008.
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
     In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“EITF 00-19-2”). EITF 00-19-2 provides guidance related to the accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate arrangement or included as a provision of a financial instrument or arrangement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”). EITF 00-19-2 requires that if the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, the contingent liability under such arrangement shall be included in the allocation of proceeds from the related financing transaction using the measurement guidance in SFAS No. 5. The Partnership adopted EITF 00-19-2 on January 1, 2007. The Partnership and APL reviewed the penalty terms in the registration rights agreements related to their respective private placements entered into on July 27, 2007 (see Note 3 and Note 4), pursuant to the guidance in the EITF, and determined that the probability of payment is remote under SFAS No. 5 based upon the Partnership’s and APL’s status of current related filings.  As a result, the application of EITF 00-19-2 did not have an effect on the Partnership’s financial position or results of operations.
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

NOTE 3 – ATLAS PIPELINE HOLDINGS PUBLIC OFFERINGS
     In July 2007, the Partnership sold 6.25 million common units through a private placement to investors at a negotiated purchase price of $27.00 per unit, yielding gross proceeds of approximately $168.8 million (or net proceeds of $167.0 million, after underwriting fees and other transaction costs). The Partnership utilized the net proceeds from the sale to purchase 3.8 million common units of APL (see Note 4), which utilized the net proceeds to partially fund the acquisition of control of the Chaney Dell and Midkiff/Benedum systems.
     The common units sold by the Partnership in the July 2007 private placement are subject to a registration rights agreement entered into in connection with the transaction. The registration rights agreement stipulates that the Partnership will (a) file a registration statement with the Securities and Exchange Commission for the common units by November 24, 2007 and (b) cause the registration statement to be declared effective by the Securities and Exchange Commission by March 2, 2008. If the Partnership does not meet the aforementioned deadline for the common units to be declared effective, the common unit holders subject to the registration rights agreement will receive liquidated damages of 0.25% of the gross proceeds from the private placement, or approximately $2.8 million, for the first 30-day period after March 2, 2008, increasing by an additional 0.25% per 30-day period thereafter, up to a maximum of 1.0% of the gross proceeds of the private placement per 30-day period. On October 10, 2007, the Partnership filed a registration statement with the Securities and Exchange Commission for the common units subject to the registration rights agreement in satisfaction of one of the requirements of the registration rights agreement noted previously.
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
NOTE 4 – APL COMMON UNIT EQUITY OFFERINGS
     In July 2007, APL sold 25.6 million common units through a private placement to investors at a negotiated purchase price of $44.00 per unit, yielding net proceeds of approximately $1.125 billion. Of the 25.6 million common units sold by APL, 3.8 million were purchased by the Partnership for $168.8 million. APL also received a capital contribution from the Partnership of $23.1 million in order for the Partnership to maintain its 2.0% general partner interest in APL. The Partnership funded this capital contribution and underwriting fees and other transaction costs related to its private placement of common units through borrowings under its revolving credit facility of $25.0 million. APL utilized the net proceeds from the sale to partially fund the acquisition of control of the Chaney Dell natural gas gathering system and processing plants located in Oklahoma and a 72.8% interest in the Midkiff/Benedum natural gas gathering system and processing plants located in Texas (see Note 9).
     The common units APL sold in the July 2007 private placement are subject to a registration rights agreement entered into in connection with the transaction. The registration rights agreement stipulates that APL will (a) file a registration statement with the Securities and Exchange Commission for the common units by November 24, 2007 and (b) cause the registration statement to be declared effective by the Securities and Exchange Commission by March 2, 2008. If APL does not meet the aforementioned deadline for the common units to be declared effective, the common unit holders subject to the registration rights agreement will receive liquidated damages of 0.25% of the gross proceeds from the private placement, or approximately $2.8 million, for the first 30-day period after March 2, 2008, increasing by an additional 0.25% per 30-day period thereafter, up to a maximum of 1.0% of the gross proceeds of the private placement per 30-day period. On October 10, 2007, APL filed a registration statement with the Securities and Exchange Commission for the common units subject to the registration rights agreement in satisfaction of one of the requirements of the registration rights agreement noted previously.
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
NOTE 5 – APL PREFERRED UNIT EQUITY OFFERING
     On March 13, 2006, APL entered into an agreement to sell 30,000 6.5% cumulative convertible preferred units representing limited partner interests to Sunlight Capital Partners, LLC (“Sunlight Capital”), an affiliate of Elliott & Associates, for aggregate gross proceeds of $30.0 million. APL also sold an additional 10,000 6.5% cumulative preferred units to Sunlight Capital for $10.0 million on May 19, 2006, pursuant to its right under the agreement to require Sunlight Capital to purchase such additional units. The APL preferred units were originally entitled to receive dividends of 6.5% per annum commencing on March 13, 2007 and were to have been accrued and paid quarterly on the same date as the distribution payment date for APL’s common units. On April 18, 2007, APL and Sunlight Capital agreed to amend the terms of the preferred units effective as of that date. The terms of APL’s preferred units were amended to entitle them to receive dividends of 6.5% per annum commencing on March 13, 2008 and to be convertible, at Sunlight Capital’s option, into common units commencing on the date immediately following the first record date for APL’s common unit distributions after March 13, 2008 at a conversion price equal to the lesser of $43.00 or 95% of the market price of APL’s common units as of the date of the notice of conversion. APL may elect to pay cash rather than issue common units in satisfaction of a conversion request. APL has the right to call the preferred units at a specified premium. The applicable redemption price under the amended agreement was increased to $53.82. In consideration of Sunlight Capital’s consent to the amendment of the preferred units, APL issued $8.5 million of its 8.125% senior unsecured notes due 2015 (the “Notes”) (see Note 11) to Sunlight Capital. The Partnership recorded the APL Notes as long-term debt and a preferred unit dividend within minority interest in APL on its consolidated balance sheet, and has reduced minority interest in APL by $3.8 million of this amount, which is the portion deemed to be attributable to the concessions of APL’s common limited partners and its general partner to its preferred unitholder, on its consolidated statements of operations.
     APL’s preferred units are reflected on the Partnership’s consolidated balance sheet as minority interest in APL. In accordance with SAB No. 68, “Increasing Rate Preferred Stock,” APL’s preferred units were originally recorded on the consolidated balance sheet at the amount of net proceeds received less an imputed dividend cost. The imputed dividend cost of $2.4 million was the result of APL’s preferred units not having a dividend yield during the first year after their issuance on March 13, 2006 and was amortized in full as of March 12, 2007. As a result of the amended agreement, APL recognized an imputed dividend cost of $2.5 million that will be amortized during the year commencing March 13, 2007 and is based upon the present value of the net proceeds received using the 6.5% stated yield.
     Amortization of the imputed dividend cost, which is presented within minority interest in APL in the Partnership’s consolidated statements of operations, was $0.6 million and $1.9 million for the three and nine months ended September 30, 2007, respectively. Amortization of the imputed dividend cost was $0.6 million and $1.3 million for the three and nine months ended September 30, 2006, respectively, based on the $2.4 million imputed cost during the initial year after the unit issuance. If converted to APL common units, the preferred equity amount converted will be reclassified to common limited partners’ equity within minority interest in APL on the Partnership’s consolidated balance sheet. Dividends accrued and paid on APL’s preferred units and the premium paid upon their redemption, if any, will be recognized within minority interest in APL in the Partnership’s consolidated statements of operations.

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
NOTE 6 – CASH DISTRIBUTIONS
Partnership Cash Distributions
     Upon completion of its initial public offering, the Partnership adopted a cash distribution policy under which it distributes, within 50 days after the end of each quarter, all of its available cash (as defined in the partnership agreement) for that quarter to its common unitholders. Distributions declared by the Partnership for the period from July 26, 2006, the date of the Partnership’s initial public offering, through September 30, 2007 were as follows:

		Cash	Total
		Distribution	Cash Distribution
Date Cash		per Common	to Common
Distribution	For Quarter	Limited	Limited
Paid	Ended	Partner Unit	Partners
			(in thousands)
November 19, 2006	September 30, 2006	$0.17 (1)	$3,587

February 19, 2007	December 31, 2006	0.25	5,275
May 18, 2007	March 31, 2007	0.25	5,275
August 17, 2007	June 30, 2007	0.26	5,486

(1)	Represents a pro-rated cash distribution of $0.24 per common unit for the period from July 26, 2006, the date of the Partnership’s initial public offering, through September 30, 2006.
     On October 23, 2007, the Partnership declared a cash distribution of $0.32 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended September 30, 2007. The $8.8 million distribution will be paid on November 19, 2007 to unitholders of record at the close of business on November 7, 2007.
APL Cash Distributions
     APL is required to distribute, within 45 days after the end of each quarter, all of its available cash (as defined in its partnership agreement) for that quarter to its common unitholders and the Partnership, as general partner. If APL’s common unit distributions in any quarter exceed specified target levels, the Partnership will receive between 15% and 50% of such distributions in excess of the specified target levels. Distributions declared by APL for the period from January 1, 2006 through September 30, 2007 were as follows:

		APL Cash	Total APL	Total
		Distribution	Cash Distribution	APL Cash
Date Cash		per Common	To Common	Distribution
Distribution	For Quarter	Limited	Limited	to the General
Paid	Ended	Partner Unit	Partners	Partner
			(in thousands)	(in thousands)
February 14, 2006	December 31, 2005	$0.83	$10,416	$3,638
May 15, 2006	March 31, 2006	0.84	10,541	3,766
August 14, 2006	June 30, 2006	0.85	11,118	4,059
November 14, 2006	September 30, 2006	0.85	11,118	4,059

February 14, 2007	December 31, 2006	0.86	11,249	4,193
May 15, 2007	March 31, 2007	0.86	11,249	4,193
August 14, 2007	June 30, 2007	0.87	11,380	4,326
     In connection with APL’s acquisition of control of the Chaney Dell and Midkiff/Benedum systems (see Note 9), the Partnership, which holds all of the incentive distribution rights in APL, agreed to allocate up to $5.0 million of its incentive distribution rights per quarter back to APL through the quarter ended June 30, 2009, and up to $3.75 million per quarter thereafter.
     On October 23, 2007, APL declared a cash distribution of $0.91 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended September 30, 2007. The $39.7 million distribution, including $4.5 million to the Partnership for its general partner interest after the allocation of $4.9 million of its incentive distribution rights back to APL, will be paid on November 14, 2007 to APL unitholders of record at the close of business on November 7, 2007.
NOTE 7 – PROPERTY, PLANT AND EQUIPMENT
     The following is a summary of property, plant and equipment (in thousands):

			Estimated
	September 30,	December 31,	Useful Lives
	2007	2006	in Years
Pipelines, processing and compression facilities	$2,289,773	$611,575	15 – 40
Rights of way	313,165	30,401	20 – 40
Buildings	4,230	3,800	40
Furniture and equipment	5,600	3,288	3 – 7
Other	5,624	2,081	3 – 10

	2,618,392	651,145
Less – accumulated depreciation	(71,505)	(44,048)

	$2,546,887	$607,097

     In July 2007, APL acquired control of the Chaney Dell and Midkiff/Benedum systems (see Note 9). Due to the recent date of acquisition, the purchase price allocation is based upon estimated values determined by APL, which are subject to adjustment and could change significantly as APL continues to evaluate this allocation. At September 30, 2007, the portion of the purchase price allocated to property, plant and equipment for this acquisition is primarily located within pipeline, processing, and compression facilities.
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
NOTE 8 – OTHER ASSETS

     The following is a summary of other assets (in thousands):

	September 30,	December 31,
	2007	2006
Deferred finance costs, net of accumulated amortization of $10,784 and $4,016 at September 30, 2007 and December 31, 2006, respectively	$18,742	$12,846
Security deposits	1,915	1,415
Other	207	97

	$20,864	$14,358

     Deferred finance costs are recorded at cost and amortized over the term of the respective debt agreement (see Note 11). In July 2007, APL recorded $5.0 million of accelerated amortization of deferred financing costs associated with the replacement of its previous credit facility with a new facility (see Note 11).
NOTE 9 – ACQUISITIONS
     Chaney Dell and Midkiff/Benedum
     On July 27, 2007, APL acquired control of Anadarko’s 100% interest in the Chaney Dell natural gas gathering system and processing plants located in Oklahoma and its 72.8% undivided joint venture interest in the Midkiff/Benedum natural gas gathering system and processing plants located in Texas (the “Assets”). The Chaney Dell System includes 3,470 miles of gathering pipeline and three processing plants, while the Midkiff/Benedum System includes 2,500 miles of gathering pipeline and two processing plants. The transaction was effected by the formation of two joint venture companies which own the respective systems, to which APL contributed $1.9 billion and Anadarko contributed the Assets.
     In connection with this acquisition, APL has reached an agreement with Pioneer, which currently holds a 27.2% undivided joint venture interest in the Midkiff/Benedum system, whereby Pioneer will have an option to buy up to an additional 14.6% interest in the Midkiff/Benedum system on June 15, 2008, and up to an additional 7.5% interest on June 15, 2009. If the option is fully exercised, Pioneer would increase its interest in the system to approximately 49.2%. Pioneer would pay approximately $230 million, subject to certain adjustments, for the additional 22% interest if fully exercised. APL will manage and control the Midkiff/Benedum system regardless of whether Pioneer exercises the purchase options.
     APL funded the purchase price in part from the private placement of 25.6 million common limited partner units at a negotiated purchase price of $44.00 per unit, generating gross proceeds of $1.125 billion. The Partnership purchased 3.8 million of the 25.6 million common limited partner units issued by Atlas Pipeline for $168.8 million and funded this through the private placement of 6.25 million of its common units to investors at a negotiated price of $27.00 per unit, yielding gross proceeds of $168.8 million (or net proceeds of $167.0 million, after underwriting fees and other transaction costs). Atlas Pipeline also received a capital contribution from the Partnership of $23.1 million in order for the Partnership to maintain its 2.0% general partner interest in Atlas Pipeline. The Partnership funded this capital contribution and the underwriting fees and other transaction costs related to its private placement of common units through borrowings under its revolving credit facility of $25.0 million (see Note 11). The Partnership, which holds all of the incentive distribution rights as General Partner, has also agreed to allocate up to $5.0 million of its incentive distribution rights per quarter back to APL through the quarter ended June 30, 2009, and up to $3.75 million per quarter thereafter (see Note 6). APL funded the remaining purchase price from an $830.0 million senior secured term loan which matures in July 2014 and a new $300.0 million senior secured revolving credit facility that matures in July 2013 (see Note 11). APL’s acquisition was accounted for using the purchase method of accounting under SFAS No. 141, “Business Combinations” (“SFAS No. 141”). The

following table presents the preliminary purchase price allocation, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed in the acquisition, based on their fair values at the date of the acquisition (in thousands):

Prepaid expenses and other	$1,254
Property, plant and equipment	1,879,581

Total assets acquired	1,880,835

Accounts payable and accrued liabilities	(2,209)

Net cash paid for acquisition	$1,878,626

     Due to the recent date of the acquisition, the purchase price allocation for the acquisition is based upon preliminary data that remains subject to adjustment and could further change significantly as APL continues to evaluate this allocation. The results of Chaney Dell’s and Midkiff/Benedum’s operations are included within the Partnership’s consolidated financial statements from the date of acquisition.
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
     The following data presents pro forma revenue and net income for the Partnership as if APL’s acquisitions discussed above, the Partnership’s equity offering in July 2007 (see Note 3), APL’s equity offerings in July 2007 and May 2006 (see Note 4), APL’s issuance of an $830.0 million term loan and a new $300.0 million senior secured credit facility and respective borrowings under these facilities (see Note 11), APL’s May 2006 issuance of senior notes (see Note 11), and APL’s May 2006 and March 2006 issuances of the cumulative convertible preferred units (see Note 5) had occurred on January 1, 2006. The Partnership has prepared these unaudited pro forma financial results for comparative purposes only. These pro forma financial results may not be indicative of the results that would have occurred if APL and the Partnership had completed these acquisitions and financing transactions at the beginning of the periods shown below or the results that will be attained in the future (in thousands, except per unit data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Total revenue and other income (loss)	$242,302	$305,025	$776,497	$844,595
Net income (loss)	$(2,215)	$4,908	$(2,903)	$11,104
Net income (loss) attributable to common limited partners per unit:
Basic	$(0.08)	$0.18	$(0.11)	$0.41

Diluted	$(0.08)	$0.18	$(0.11)	$0.41

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
     APL formally documents all relationships between hedging instruments and the items being hedged, including its risk management objective and strategy for undertaking the hedging transactions. This includes matching the commodity futures and derivative contracts to the forecasted transactions. APL assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are effective in offsetting changes in the forecasted cash flow of hedged items. If it is determined that a derivative is not effective as a hedge or that it has ceased to be an effective hedge due to the loss of correlation between the hedging instrument and the underlying commodity, APL will discontinue hedge accounting for the derivative and subsequent changes in the derivative fair value, which is determined by APL through the utilization of market data, will be recognized immediately within other income (loss) in the Partnership’s consolidated statements of operations.
     APL’s derivatives are recorded on the Partnership’s consolidated balance sheet as assets or liabilities at fair value. For APL’s derivatives qualifying as hedges, the Partnership recognizes the effective portion of changes in fair value in partners’ capital (deficit) as accumulated other comprehensive income (loss), and reclassifies them to natural gas and liquids revenue within its consolidated statements of operations as the underlying transactions are settled. For APL’s non-qualifying derivatives and for the ineffective portion of qualifying derivatives, the Partnership recognizes changes in fair value within other income (loss) in its consolidated statements of operations as they occur. At September 30, 2007 and December 31, 2006, the Partnership reflected net derivative liabilities on its consolidated balance sheets of $92.0 million and $20.1 million, respectively. Of the $3.9 million of net loss in accumulated other comprehensive loss within partners’ capital (deficit) on the Partnership’s consolidated balance sheet at September 30, 2007, if the fair value of the instruments remain at current market values, the Partnership will reclassify $2.5 million of APL’s losses to natural gas and liquids revenue in its consolidated statements of operations over the next twelve month period as these contracts expire, and $1.4 million will be reclassified in later periods. Actual amounts that will be reclassified will vary as a result of future price changes.
     On June 3, 2007, APL signed definitive agreements to acquire control of the Chaney Dell and Midkiff/Benedum systems (see Note 9). In connection with certain additional agreements entered into to finance this transaction, APL agreed as a condition precedent to closing that it would hedge 80% of its projected natural gas, NGL and condensate production volume for no less than three years from the closing date of the transaction. During June 2007, APL entered into derivative instruments to hedge 80% of the projected production of the assets to be acquired as required under the financing agreements. The production volume of the assets to be acquired was not considered to be “probable forecasted production” under SFAS No. 133 at the date these derivatives were entered into because the acquisition of the assets had not yet been completed. Accordingly, APL recognized the instruments as non-qualifying for hedge accounting at inception with subsequent changes in the derivative value recorded within other income (loss) in the Partnership’s consolidated statements of operations. The Partnership recognized a non-cash loss of $18.8 million related to the change in value of derivatives entered into specifically for the Chaney Dell and Midkiff/Benedum systems from the time the derivative instruments were entered into to the date of closing of the acquisition during the nine months ended September 30, 2007. Upon closing of the acquisition in July 2007, the production volume of the assets acquired was considered “probable forecasted production” under SFAS No. 133. APL designated these instruments as cash flow hedges and will evaluate these derivatives under the cash flow hedge criteria in accordance with SFAS No. 133.
     APL’s ineffective hedge gains or losses are recorded within other income (loss) in the Partnership’s consolidated statements of operations while the hedge contracts are open and may increase or decrease until settlement of the contract. The following table summarizes APL’s derivative activity for the periods indicated (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Loss from cash settlement of qualifying hedge instruments(1)	$(12,850)	$(4,896)	$(23,548)	$(10,518)
Gain/(loss) from change in market value of non- qualifying derivatives(2)	(15,595)	3,166	(35,731)	3,166
Gain/(loss) from change in market value of ineffective portion of qualifying derivatives(2)	7,164	508	(3,526)	1,445
Loss from cash settlement of non-qualifying derivatives(2)	(3,037)	—	(3,037)	—

(1)	Included within natural gas and liquids revenue on the Partnership’s consolidated statements of operations.

(2)	Included within other income (loss) on the Partnership’s consolidated statements of operations.
     A portion of APL’s future natural gas, NGL and condensate sales is periodically hedged through the use of swaps and collar contracts. Realized gains and losses on the derivative instruments that are classified as effective hedges are reflected in the contract month being hedged as an adjustment to natural gas and liquids revenue within the Partnership’s consolidated statements of operations.
     As of September 30, 2007, APL had the following NGLs, natural gas, and crude oil volumes hedged, including derivatives that do not qualify for hedge accounting:

     Natural Gas Liquids Sales

Production Period		Average	Fair Value
Ended December 31,	Volumes	Fixed Price	Liability(1)
	(gallons)	(per gallon)	(in thousands)
2007	42,651,000	$0.893	$(10,739)
2008	61,362,000	0.706	(13,556)
2009	8,568,000	0.746	(1,752)

			$(26,047)

     Crude Oil Sales Options (associated with NGL volume)

Production Period		Associated	Average
Ended	Crude	NGL	Crude	Fair Value
December 31,	Volume	Volume	Strike Price	Asset/(Liability)(2)	Option Type
	(barrels)	(gallons)	(per barrel)	(in thousands)
2007	390,000	25,789,680	$60.00	$58	Puts purchased
2007	390,000	25,789,680	75.15	(2,513)	Calls sold
2008	3,744,600	249,257,484	60.00	5,119	Puts purchased
2008	3,744,600	249,257,484	79.38	(15,961)	Calls sold
2009	4,752,000	324,233,280	60.00	13,292	Puts purchased
2009	4,752,000	324,233,280	78.68	(22,694)	Calls sold
2010	2,413,500	169,282,890	60.00	8,064	Puts purchased
2010	2,413,500	169,282,890	77.28	(12,643)	Calls sold

				$(27,278)

     Natural Gas Sales

Production Period		Average	Fair Value
Ended December 31,	Volumes	Fixed Price	Asset(2)
	(mmbtu)(3)	(per mmbtu) (3)	(in thousands)
2007	1,449,000	$8.197	$1,736
2008	5,484,000	8.795	4,608
2009	5,724,000	8.611	1,958
2010	2,820,000	8.635	1,132

			$9,434

     Natural Gas Basis Sales

Production Period		Average	Fair Value
Ended December 31,	Volumes	Fixed Price	Asset(2)
	(mmbtu)(3)	(per mmbtu)(3)	(in thousands)
2007	1,449,000	$(0.729)	$135
2008	5,484,000	(0.727)	388
2009	5,724,000	(0.513)	550
2010	2,820,000	(0.572)	435

			$1,508

     Natural Gas Purchases

Production Period		Average		Fair Value
Ended December 31,	Volumes	Fixed Price		Liability(2)
	(mmbtu)(3)	(per mmbtu)(3)		(in thousands)
2007	3,909,000	$8.633	(4)	$(6,819)
2008	16,260,000	8.923	(5)	(16,293)
2009	15,564,000	8.680		(6,402)
2010	7,200,000	8.635		(2,891)

				$(32,405)

     Natural Gas Basis Purchases

Production Period		Average	Fair Value
Ended December 31,	Volumes	Fixed Price	Asset/(Liability)(2)
	(mmbtu)(3)	(per mmbtu)(3)	(in thousands)
2007	3,909,000	$(1.048)	$161
2008	15,276,000	(1.186)	(1,820)
2009	14,820,000	(0.686)	(5,485)
2010	7,200,000	(0.560)	(2,930)

			$(10,074)

     Crude Oil Sales

Production Period		Average	Fair Value
Ended December 31,	Volumes	Fixed Price	Liability(2)
	(barrels)	(per barrel)	(in thousands)
2007	17,600	$56.477	$(427)
2008	65,400	59.424	(1,133)
2009	33,000	62.700	(362)

			$(1,922)

     Crude Oil Sales Options

Production Period		Average	Fair Value
Ended December 31,	Volumes	Strike Price	Asset/(Liability)(2)
	(barrels)	(per barrel)	(in thousands)	Option Type
2007	189,300	60.000	(39)	Puts purchased
2007	189,300	75.363	(998)	Calls sold
2008	691,800	60.000	675	Puts purchased
2008	691,800	78.004	(3,266)	Calls sold
2009	738,000	60.000	2,060	Puts purchased
2009	738,000	80.622	(3,038)	Calls sold
2010	402,000	60.000	1,308	Puts purchased
2010	402,000	79.341	(1,804)	Calls sold
2011	30,000	60.000	124	Puts purchased
2011	30,000	74.500	(193)	Calls sold
2012	30,000	60.000	138	Puts purchased
2012	30,000	73.900	(211)	Calls sold

			$(5,244)

	Total net liability		$(92,028)

(1)	Fair value based upon management estimates, including forecasted forward NGL prices as a function of forward NYMEX natural gas, light crude and propane prices.

(2)	Fair value based on forward NYMEX natural gas and light crude prices, as applicable.

(3)	Mmbtu represents million British Thermal Units.

(4)	Includes APL’s premium received from its sale of an option for it to sell 1,200,000 mmbtu of natural gas at an average price of $17.00 per mmbtu for the year ended December 31, 2007.

(5)	Includes APL’s premium received from its sale of an option for it to sell 936,000 mmbtu of natural gas for the year ended December 31, 2008 at $15.50 per mmbtu.

NOTE 11 — DEBT
     Total debt consists of the following (in thousands):

	September 30,	December 31,
	2007	2006
Revolving credit facility	$25,000	—
APL Revolving credit facility	33,500	$38,000
APL Term loan	830,000	—
APL Senior notes	294,419	285,977
Other APL debt	44	106

	1,182,963	324,083
Less current maturities	(35)	(71)

	$1,182,928	$324,012

Atlas Pipeline Holdings Credit Facility
     On July 26, 2006, the Partnership, as borrower, and Atlas Pipeline GP, as guarantor, entered into a $50.0 million revolving credit facility with a syndicate of banks. At September 30, 2007, the Partnership has $25.0 million outstanding under its revolving credit facility, which was utilized to fund its capital contribution to APL to maintain its 2.0% general partner interest and underwriters fees and other transaction costs related to its July 2007 private placement of common units (see Note 3). The Partnership’s credit facility matures in April 2010 and bears interest, at its option, at either (i) adjusted LIBOR (plus the applicable margin, as defined in the credit facility) or (ii) the higher of the federal funds rate plus 0.5% or the Wachovia Bank, National Association prime rate (each plus the applicable margin). The weighted average interest rate on the outstanding credit facility borrowings at September 30, 2007 was 7.4%. Borrowings under the Partnership’s credit facility are secured by a first-priority lien on a security interest in all of the Partnership’s assets, including a pledge of Atlas Pipeline GP’s interests in APL, and are guaranteed by Atlas Pipeline GP and the Partnership’s other subsidiaries (excluding APL and its subsidiaries). The Partnership’s credit facility contains customary covenants, including restrictions on its ability to incur additional indebtedness; make certain acquisitions, loans or investments; make distribution payments to the Partnership’s unitholders if an event of default exists or would result from such distribution; or enter into a merger or sale of substantially all of the Partnership’s property or assets, including the sale or transfer of interests in its subsidiaries. The Partnership is in compliance with these covenants as of September 30, 2007.
     The events which constitute an event of default under the Partnership’s credit facility are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreements, adverse judgments against the Partnership in excess of a specified amount, a change of control of Atlas America, the Partnership’s general partner or any other obligor, and termination of a material agreement and occurrence of a material adverse effect. The Partnership’s credit facility requires it to maintain a combined leverage ratio (defined as the ratio of the sum of (i) the Partnership’s funded debt (as defined in its credit facility) and (ii) APL’s funded debt (as defined in APL’s credit facility) to APL’s EBITDA (as defined in APL’s credit facility) of not more than 5.5 to 1.0. In addition, the Partnership’s credit facility requires it to maintain a funded debt (as defined in its credit facility) to EBITDA ratio of not more than 3.5 to 1.0; and an interest coverage ratio (as defined in its credit facility) of not less than 3.0 to 1.0. The Partnership’s credit facility defines EBITDA for any period of four fiscal quarters as the sum of (i) four times the amount of cash distributions payable with respect to the last fiscal quarter in such period by APL to the Partnership in respect of the Partnership’s general partner interest, limited partner interest and incentive distribution rights in APL and (ii) the Partnership’s consolidated net income (as defined in its credit facility and as adjusted as provided in its credit facility).

As of September 30, 2007, the Partnership’s combined leverage ratio was 4.5 to 1.0, its funded debt to EBITDA was 1.0 to 1.0, and its interest coverage ratio was 41.5 to 1.0.
     The Partnership may borrow under its credit facility (i) for general business purposes, including for working capital, to purchase debt or limited partnership units of APL, to fund general partner contributions from us to APL and to make permitted acquisitions, (ii) to pay fees and expenses related to its credit facility and (iii) for letters of credit.
APL Term Loan and Credit Facility
     In connection with APL’s July 27, 2007 acquisition of control of the Chaney Dell and Midkiff/Benedum Systems (see Note 9), APL entered into a new credit facility, comprised of an $830.0 senior secured term loan (“term loan”) which matures in July 2014 and a $300.0 million senior secured revolving credit facility which matures in July 2013. APL borrowed $830.0 million under the term loan and $15.0 million under the revolving credit facility to finance a portion of the acquisition purchase price and to repay indebtedness under its prior revolving credit facility. Borrowings under the APL credit facility bear interest, at APL’s option, at either (i) adjusted LIBOR plus the applicable margin, as defined, or (ii) the higher of the federal funds rate plus 0.5% or the Wachovia Bank prime rate (each plus the applicable margin). The weighted average interest rate on APL’s outstanding revolving credit facility borrowings at September 30, 2007 was 8.5%, and the weighted average interest rate on the outstanding term loan borrowings at September 30, 2007 was 8.0%. Up to $50.0 million of the APL credit facility may be utilized for letters of credit, of which $7.1 million was outstanding at September 30, 2007. These outstanding letter of credit amounts were not reflected as borrowings on the Partnership’s consolidated balance sheet. Borrowings under the APL credit facility are secured by a lien on and security interest in all of APL’s property and that of its subsidiaries, except for the assets owned by the Chaney Dell and Midkiff/Benedum joint ventures, and by the guaranty of each of its consolidated subsidiaries other than the joint venture companies. The APL credit facility contains customary covenants, including restrictions on APL’s ability to incur additional indebtedness; make certain acquisitions, loans or investments; make distribution payments to its unitholders if an event of default exists; or enter into a merger or sale of assets, including the sale or transfer of interests in its subsidiaries. APL is in compliance with these covenants as of September 30, 2007. Mandatory prepayments of the amounts borrowed under the term loan portion of the APL credit facility are required from the net cash proceeds of debt or equity issuances, and of dispositions of assets that exceed $50.0 million in the aggregate in any fiscal year that are not reinvested in replacement assets within 360 days.
     The events which constitute an event of default for APL’s credit facility are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreements, adverse judgments against APL in excess of a specified amount, and a change of control of the Partnership’s General Partner. APL’s credit facility requires the Partnership to maintain a ratio of funded debt (as defined in the credit facility) to EBITDA (as defined in the credit facility) ratio of not more than 5.25 to 1.0, and an interest coverage ratio (as defined in the credit facility) of not less than 2.5 to 1.0, increasing to 2.75 to 1.0 commencing September 30, 2008. During a Specified Acquisition Period (as defined in the credit facility), for the first 2 full fiscal quarters subsequent to the closing of an acquisition with total consideration in excess of $75.0 million, the ratio of funded debt to EBITDA will be permitted to step up to 5.75 to 1.0. The first measurement period of these covenants is December 31, 2007.
     APL is unable to borrow under its credit facility to pay distributions of available cash to unitholders because such borrowings would not constitute “working capital borrowings” pursuant to its partnership agreement.
APL Senior Notes

     At September 30, 2007, APL has $293.5 million of 10-year, 8.125% senior unsecured notes due 2015 (“Senior Notes”) outstanding, net of unamortized premium received of $0.9 million. Interest on the APL Senior Notes is payable semi-annually in arrears on June 15 and December 15. The APL Senior Notes are redeemable at any time at certain redemption prices, together with accrued and unpaid interest to the date of redemption. In addition, prior to December 15, 2008, APL may redeem up to 35% of the aggregate principal amount of the APL Senior Notes with the proceeds of certain equity offerings at a stated redemption price. The APL Senior Notes are also subject to repurchase by APL at a price equal to 101% of their principal amount, plus accrued and unpaid interest, upon a change of control or upon certain asset sales if APL does not reinvest the net proceeds within 360 days. The APL Senior Notes are junior in right of payment to APL’s secured debt, including APL’s obligations under its credit facility. On April 18, 2007, APL issued Sunlight Capital $8.5 million of its Senior Notes in consideration of its consent to the amendment of APL’s preferred units agreement (see Note 5).
     The indenture governing the APL Senior Notes contains covenants, including limitations of APL’s ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of its assets. APL is in compliance with these covenants as of September 30, 2007.
NOTE 12 — COMMITMENTS AND CONTINGENCIES
     APL is a party to various routine legal proceedings arising out of the ordinary course of its business. Management of the Partnership believes that the ultimate resolution of these actions, individually or in the aggregate, will not have a material adverse effect on its financial condition or results of operations.
     As of September 30, 2007, APL is committed to expend approximately $91.3 million on pipeline extensions, compressor station upgrades and processing facility upgrades.
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
The Partnership’s Long-term Incentive Plan
     In November 2006, the Board of Directors approved and adopted the Partnership’s Long-Term Incentive Plan (“LTIP”), which provides performance incentive awards to officers, employees and board members and employees of its affiliates, consultants and joint-venture partners (collectively, the “Participants”) who perform services for the Partnership. The Partnership’s LTIP is administered by a committee (the “LTIP Committee”), appointed by the Partnership’s board. Under the Partnership’s LTIP, phantom units and/or unit options may be granted, at the discretion of the Partnership’s LTIP Committee, to all or designated Participants, at the discretion of the Partnership’s LTIP Committee. The Partnership’s LTIP Committee may grant such awards of either phantom units or unit options for an aggregate of 2,100,000 common limited partner units. At September 30, 2007, the Partnership had 1,435,000 phantom units and unit options outstanding under the Partnership’s LTIP, with 665,000 phantom units and unit options available for grant.
     Partnership Phantom Units. A phantom unit entitles a Participant to receive a common unit of the Partnership upon vesting of the phantom unit or, at the discretion of the Partnership’s LTIP Committee, cash equivalent to the then fair market value of a common limited partner unit of the Partnership. In tandem with phantom unit grants, the Partnership’s LTIP Committee may grant a Participant a distribution equivalent right (“DER”), which is the right to receive cash per phantom unit in an amount equal to, and at the same time as, the cash distributions the Partnership makes on a common unit during the period such phantom unit is outstanding. The Partnership’s LTIP Committee will determine the vesting period for phantom units. Through September 30, 2007, phantom units granted under the LTIP generally will vest 25% three years from the date of grant and 100% four years from the date of grant. The vesting of awards may also be contingent upon the attainment of predetermined performance targets, which could increase or decrease the actual award settlement, as determined by the Partnership’s LTIP Committee, although no awards currently outstanding contain any such provision. Awards will automatically vest upon a change of control of the Partnership, as defined in the Partnership’s LTIP. Of the phantom units outstanding under the Partnership’s LTIP at September 30, 2007, 375 units will vest within the following twelve months. All phantom units outstanding under the Partnership’s LTIP at September 30, 2007 include DERs granted to the Participants by the Partnership’s LTIP Committee. The amount paid with respect to the Partnership’s LTIP DERs was $0.1 million and $0.2 million for the three and nine months ended September 30, 2007, respectively. This amount was recorded as a reduction of partners’ capital (deficit) on the Partnership’s consolidated balance sheet.
     The following table sets forth the Partnership’s LTIP phantom unit activity for the indicated. There was no Partnership LTIP phantom unit activity for the three and nine months ended September 30, 2006.

	Three Months	Nine Months
	Ended	Ended
	September 30, 2007	September 30, 2007
Outstanding, beginning of period	220,000	220,492
Granted	—	—
Unit adjustment	—	(492)
Matured	—	—
Forfeited	—	—

Outstanding, end of period	220,000	220,000

Non-cash compensation expense recognized (in thousands)	$385	$1,224

     At September 30, 2007, the Partnership had approximately $4.3 million of unrecognized compensation expense related to unvested phantom units outstanding under its LTIP based upon the fair value of the awards.
     Partnership Unit Options. A unit option entitles a Participant to receive a common unit of the Partnership upon payment of the exercise price for the option after completion of vesting of the unit option. The exercise price of the unit option may be equal to or more than the fair market value of the Partnership’s common unit as determined by the Partnership’s LTIP Committee on the date of grant of the option. The Partnership’s LTIP Committee also shall determine how the exercise price may be paid by the Participant. The Partnership’s LTIP Committee will determine the vesting and exercise period for unit options. Unit option awards expire 10 years from the date of grant. Through September 30, 2007, unit options granted under the Partnership’s LTIP generally will vest 25% three years from the date of grant and 100% four years from the date of grant. The vesting of awards may also be contingent upon the attainment of predetermined performance targets, which could increase or decrease the actual award settlement, as determined by the Partnership’s LTIP Committee, although no awards currently outstanding contain any such provision. Awards will automatically vest upon a change of control of the Partnership, as defined in the Partnership’s LTIP. There are no unit options outstanding under the Partnership’s LTIP at September 30, 2007 that will vest within the following twelve months. The following table sets forth the LTIP unit option activity for the periods indicated. There was no Partnership LTIP unit option activity for the three and nine months ended September 30, 2006.

	Three Months Ended		Nine Months Ended
	September 30, 2007		September 30, 2007
		Weighted		Weighted
	Number	Average	Number	Average
	of Unit	Exercise	of Unit	Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	1,215,000	$22.56	1,215,000	$22.56
Granted	—	—	—	—
Matured	—	—	—	—
Forfeited	—	—	—	—

Outstanding, end of period(1)(2)	1,215,000	$22.56	1,215,000	$22.56

Options exercisable, end of period	—	—	—	—

Non-cash compensation expense recognized (in thousands)	$309		$928

(1)	The weighted average remaining contractual life for outstanding options at September 30, 2007 was 9.1 years.

(2)	The aggregate intrinsic value of options outstanding at September 30, 2007 was approximately $21.8 million.
     The Partnership used the Black-Scholes option pricing model to estimate the weighted average fair value of each unit option granted with weighted average assumptions for (a) expected dividend yield of 4.0%, (b) risk-free interest rate of 4.5%, (c) expected volatility of 20.0%, and (d) an expected life of 6.9 years.
     At September 30, 2007, the Partnership had approximately $3.4 million of unrecognized compensation expense related to unvested unit options outstanding under the Partnership’s LTIP based upon the fair value of the awards.
APL Long-Term Incentive Plan
     APL has a Long-Term Incentive Plan (“APL LTIP”), in which officers, employees and non-employee managing board members of the General Partner and employees of the General Partner’s affiliates and consultants are eligible to participate. The APL LTIP is administered by a committee (the “APL LTIP Committee”) appointed by APL’s managing board. The APL LTIP Committee may make awards of either phantom units or unit options for an aggregate of 435,000 common units. Only phantom units have been granted under the APL LTIP through September 30, 2007.
     A phantom unit entitles a grantee to receive a common unit upon vesting of the phantom unit or, at the discretion of the APL LTIP Committee, cash equivalent to the fair market value of an APL common unit. In addition, the APL LTIP Committee may grant a participant a DER, which is the right to receive cash per phantom unit in an amount equal to, and at the same time as, the cash distributions APL makes on a common unit during the period the phantom unit is outstanding. A unit option entitles the grantee to purchase APL’s common limited partner units at an exercise price determined by the APL LTIP Committee at its discretion. The APL LTIP Committee also has discretion to determine how the exercise price may be paid by the participant. Except for phantom units awarded to non-employee managing board members of the Partnership, the APL LTIP Committee will determine the vesting period for phantom units and the exercise period for options. Through September 30, 2007, phantom units granted under the APL LTIP generally had vesting periods of four years. The vesting of awards may also be contingent upon the attainment of predetermined performance targets, which could increase or decrease the actual award settlement, as determined by the APL LTIP Committee, although no awards currently outstanding contain any such provision. Phantom units awarded to non-employee managing board members will vest over a four year period. Awards will automatically vest upon a change of control, as defined in the APL LTIP. Of the units outstanding under the APL LTIP at September 30, 2007, 57,231 units will vest within the following twelve months. All units outstanding under the APL LTIP at September 30, 2007 include DERs granted to the participants by the APL LTIP Committee. The amounts paid with respect to APL LTIP DERs were $0.2 and $0.1 million during the three months ended September 30, 2007 and 2006, respectively, and $0.5 million and $0.3 million during the nine months ended September 30, 2007 and 2006, respectively. These amounts were recorded as reductions of minority interest in APL on the Partnership’s consolidated balance sheet.
     The following table sets forth the APL LTIP phantom unit activity for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Outstanding, beginning of period	184,162	111,219	159,067	110,128
Granted(1)	—	33,000	25,095	34,091
Matured	(38,401)	(31,152)	(38,401)	(31,152)
Forfeited	(1,000)	—	(1,000)	—

Outstanding, end of period	144,761	113,067	144,761	113,067

Non-cash compensation expense recognized (in thousands)	$592	$450	$2,466	$1,294

(1)	The weighted average price for phantom unit awards on the date of grant, which is utilized in the calculation of compensation expense and does not represent an exercise price to be paid by the recipient, was $43.05 for awards granted for the three months ended September 30, 2006. There were no awards granted for the three months ended September 30, 2007. The weighted average price was $50.09 and $42.99 for awards granted for the nine months ended September 30, 2007 and 2006, respectively.
     At September 30, 2007, APL had approximately $3.2 million of unrecognized compensation expense related to unvested phantom units outstanding under the APL LTIP based upon the fair value of the awards.
APL Incentive Compensation Agreements
     APL has incentive compensation agreements which have granted awards to certain key employees retained from previously consummated acquisitions. These individuals are entitled to receive common units of APL upon the vesting of the awards, which is dependent upon the achievement of certain predetermined performance targets through September 30, 2007. At September 30, 2007, the predetermined performance targets were achieved and all of the awards under the incentive compensation agreements vested. Of the total common units to be issued under the incentive compensation agreements, 58,824 will be issued prior to December 31, 2007. The remaining common units to be issued under the incentive compensation agreements will be determined based upon the financial performance of certain APL assets for the year ended December 31, 2008.
     APL recognized compensation expense of $31.2 million and $1.2 million for the three months ended September 30, 2007 and 2006, respectively, and $33.6 million and $2.8 million for the nine months ended September 30, 2007 and 2006, respectively, related to the vesting of awards under these incentive compensation agreements. The increase in non-cash compensation expense was due to an increase in common unit awards estimated by APL management to be issued under incentive compensation agreements to certain key employees as a result of APL’s acquisition of the Chaney Dell and Midkiff/Benedum systems. The ultimate number of common units estimated to be issued under the incentive compensation agreements will be determined by the financial performance of certain APL assets for the year ended December 31, 2008. The vesting period for such awards concluded on September 30, 2007 and all compensation expense related to the awards was recorded as of that date. APL management anticipates that adjustments will be recorded in future periods with respect to the awards under the incentive compensation agreements based upon the actual financial performance of the assets in future periods in comparison to their estimated performance. Based upon APL management’s estimate of the probable outcome of the performance targets at September 30, 2007, 877,543 common unit awards are ultimately expected to be issued under these agreements, which represents the amount of common units expected to be issued under the incentive compensation agreements. APL follows SFAS No. 123(R) and recognized compensation expense related to these awards based upon the fair value method.
NOTE 14 — RELATED PARTY TRANSACTIONS
     Neither the Partnership nor APL directly employs any persons to manage or operate their businesses. These functions are provided by employees of Atlas America and its affiliates. Atlas Pipeline Holdings GP, LLC, the Partnership’s general partner (“Atlas Holdings GP”), does not receive a management fee in connection with its management of the Partnership’s operations, nor does Atlas Pipeline GP, the general partner of APL, receive a management fee in connection with its management of APL apart from its interest as general partner and its right to receive incentive distributions. APL reimburses the Partnership and its affiliates for compensation and benefits related to their employees who perform services for it based upon an estimate of the time spent by such persons on activities for APL. Other indirect costs, such as rent for offices, are allocated to APL by Atlas America based on the number of its employees who devote their time to activities on APL’s behalf.
     APL’s partnership agreement provides that the Partnership will determine the costs and expenses that are allocable to APL in any reasonable manner determined by the Partnership at its sole discretion. APL reimbursed the Partnership and its affiliates $1.4 million and $0.4 million for the three months ended September 30, 2007 and 2006, respectively, and $2.8 million and $2.0 million for the nine months ended September 30, 2007 and 2006, respectively, for compensation and benefits related to their executive officers. For the three months ended September 30, 2007 and 2006, direct reimbursements by APL to the Partnership were $6.2 million and $8.0 million, respectively, and $18.5 million and $21.2 million for the nine months ended September 30, 2007 and 2006, respectively, including certain costs that have been capitalized by APL. The Partnership believes that the method utilized in allocating costs to APL is reasonable.
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
NOTE 15 — OPERATING SEGMENT INFORMATION
     The Partnership’s assets primarily consist of its ownership interests in APL. APL has two operating segments: natural gas transmission, gathering and processing located in the Appalachian Basin area (“Appalachia”) of eastern Ohio, western New York and western Pennsylvania, and transmission, gathering and processing located in the Mid-Continent area (“Mid-Continent”) of primarily southern Oklahoma, northern Texas, Arkansas and southeastern Missouri. Appalachia revenues are principally based on contractual arrangements with Atlas Energy and its affiliates. Mid-Continent revenues are primarily derived from the sale of residue gas and NGLs and transport of natural gas. These operating segments reflect the way APL manages its operations.

     The following summarizes the Partnership’s operating segment data for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Mid-Continent
Revenue:
Natural gas and liquids	$229,511	$99,997	$436,479	$296,083
Transportation, compression and other fees	12,793	6,707	33,183	20,817
Other income (loss)	(9,133)	6,754	(39,918)	7,709

Total revenue and other income (loss)	233,171	113,458	429,744	324,609

Costs and expenses:
Natural gas and liquids	174,471	89,679	349,383	252,577
Plant operating	9,108	3,853	18,153	11,006
Transportation and compression	1,943	1,389	5,443	4,029
General and administrative	34,806	3,590	43,506	9,753
Depreciation and amortization	14,992	5,200	26,007	14,034
Minority interest	1,376	—	1,376	118
Total costs and expenses	236,696	103,711	443,868	291,517

Segment profit (loss)	$(3,525)	$9,747	$(14,124)	$33,092

Appalachia
Revenue:
Natural gas and liquids	$380	$—	$380	$—
Transportation, compression and other fees - affiliates	8,494	6,951	24,673	22,659
Transportation, compression and other fees — third parties	156	19	191	65
Other income	99	118	264	524

Total revenue and other income	9,129	7,088	25,508	23,248

Costs and expenses:
Natural gas and liquids	256	—	256	—
Transportation and compression	1,612	1,325	4,434	3,610
General and administrative	1,505	929	4,025	2,848
Depreciation and amortization	1,184	952	3,374	2,651

Total costs and expenses	4,557	3,206	12,089	9,109

Segment profit	$4,572	$3,882	$13,419	$14,139

Reconciliation of segment profit (loss) to net income (loss):
Segment profit (loss):
Mid-Continent	$(3,525)	$9,747	$(14,124)	$33,092
Appalachia	4,572	3,882	13,419	14,139

Total segment profit (loss)	1,047	13,629	(705)	47,231
Corporate general and administrative expenses	(2,438)	(801)	(6,833)	(2,720)
Interest expense	(24,448)	(5,719)	(38,709)	(18,210)
Minority interest in Atlas Pipeline Partners, L.P.	22,700	(2,865)	44,482	(13,168)

Net income (loss)	$(3,139)	$4,244	$(1,765)	$13,133

Capital Expenditures:
Mid-Continent	$41,074	$20,706	$78,680	$47,903
Appalachia	9,191	5,225	14,980	13,840

	$50,265	$25,931	$93,660	$61,743

	September 30,	December 31,
	2007	2006
Balance sheet
Total assets:
Mid-Continent	$2,741,521	$730,791
Appalachia	45,212	42,448
Corporate other	21,234	13,895

	$2,807,967	$787,134

Goodwill:
Mid-Continent	$61,136	$61,136
Appalachia	2,305	2,305

	$63,441	$63,441

     The following tables summarize the Partnership’s total revenues by product or service for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Natural gas and liquids:
Natural gas	$76,895	$52,359	$161,004	$151,195
NGLs	133,425	42,882	240,253	125,891
Condensate	10,208	1,510	14,941	4,767
Other (1)	9,363	3,246	20,661	14,230

Total	$229,891	$99,997	$436,859	$296,083

Transportation and compression:
Affiliates	$8,494	$6,951	$24,673	$22,659
Third parties	12,949	6,726	33,374	20,882

Total	$21,443	$13,677	$58,047	$43,541

(1)	Includes treatment, processing, and other revenue associated with the products noted.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     Our cash generating assets currently consist solely of our interests in APL, a publicly traded Delaware limited partnership (NYSE: APL). APL is a midstream energy service provider engaged in the transmission, gathering and processing of natural gas in the Mid-Continent and Appalachian regions. Our interests in APL consist of a 100% ownership in Atlas Pipeline GP, their general partner, which owns:
•	a 2.0% general partner interest in APL, which entitles it to receive 2.0% of the cash distributed by APL;

•	all of the incentive distribution rights in APL, which entitle it to receive increasing percentages, up to a maximum of 48.0%, of any cash distributed by APL as it reaches certain target distribution levels in excess of $0.42 per APL common unit in any quarter. In connection with APL’s acquisition of control of the Chaney Dell and Midkiff/Benedum systems (see “—APL’s Significant Acquisition”), we, the holder of all the incentive distribution rights in APL, had agreed to allocate up to $5.0 million of our incentive distribution rights per quarter back to APL through the quarter ended June 30, 2009, and up to $3.75 million per quarter thereafter; and

•	5,476,253 common units of APL, representing approximately 14.2% of the outstanding common units of APL, or a 13.5% limited partner interest in APL.
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
These amounts are partially offset by our July 2007 agreement to allocate up to $5.0 million of incentive distributions per quarter back to APL through the quarter ended June 30, 2009, and up to $3.75 million per quarter thereafter.

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
     Through its Mid-Continent operations, APL owns and operates:
•	a FERC-regulated, 565-mile interstate pipeline system that extends from southeastern Oklahoma through Arkansas and into southeastern Missouri and which has throughput capacity of approximately 400 MMcfd;

•	seven natural gas processing plants with aggregate capacity of approximately 750 MMcfd and one treating facility with a capacity of approximately 200 MMcfd, located in Oklahoma and Texas; and

•	7,870 miles of active natural gas gathering systems located in Oklahoma, Arkansas and Texas, which transport gas from wells and central delivery points in the Mid-Continent region to our natural gas processing plants or transmission lines.

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
APL’s Significant Acquisitions
     From the date of APL’s initial public offering in January 2000 through September 2007, we have completed seven acquisitions at an aggregate cost of approximately $2.4 billion, including, most recently:
•	On July 27, 2007, APL acquired control of Anadarko’s 100% interest in the Chaney Dell natural gas gathering system and processing plants located in Oklahoma and its 72.8% undivided joint venture interest in the Midkiff/Benedum natural gas gathering system and processing plants located in Texas (the “Assets”). The Chaney Dell system includes 3,470 miles of gathering pipeline and three processing plants, while the Midkiff/Benedum system includes 2,500 miles of gathering pipeline and two processing plants. The transaction was effected by the formation of two joint venture companies which own the respective systems, to which APL contributed $1.9 billion and Anadarko contributed the Assets. In connection with this acquisition, APL reached an agreement with Pioneer Natural Resources Company, which currently holds an approximate 27.2% undivided joint venture interest in the Midkiff/Benedum system, whereby Pioneer will have an option to buy up to an additional 14.6% interest in the Midkiff/Benedum system on June 15, 2008, and up to an additional 7.5% interest on June 15, 2009. If the option is fully exercised, Pioneer would increase its interest in the system to approximately 49.2%. Pioneer would pay approximately $230 million, subject to certain adjustments, for the additional 22% interest if fully exercised. APL will manage and control the Midkiff/Benedum system regardless of whether Pioneer exercised the purchase options. APL funded the purchase price in part from its private placement of $1.125 billion of its common units to investors at a negotiated purchase price of $44.00 per unit. Of the $1.125 billion, $168.8 million of these units were purchased by the Partnership, which funded the purchase price principally through the issuance of 6.25 million of its own common units (see “—Common equity Offerings”). We, as General Partner and holder all of APL’s incentive distribution rights, have also agreed to allocate up to $5.0 million of its incentive distribution rights per quarter back to APL through the quarter ended June 30, 2009, and up to $3.75 million per quarter thereafter (see “—Our Partnership Distributions”). APL funded the remaining purchase price from an $830.0 million senior secured term loan which matures in July 2014 and a new $300.0 million senior secured revolving credit facility that matures in July 2013 (see “—APL Term Loan and Credit Facility”).

•	In May 2006, APL acquired the remaining 25% ownership interest in NOARK from Southwestern Energy Company (“Southwestern”) for a net purchase price of $65.5 million, consisting of $69.0 million in cash to the seller, (including the repayment of the $39.0 million of outstanding NOARK notes at the date of acquisition), less the seller’s interest in working capital at the date of acquisition of $3.5 million. In October 2005, APL acquired from Enogex, a wholly-owned subsidiary of OGE Energy Corp., all of the outstanding equity of Atlas Arkansas, which owned the initial 75% ownership interest in NOARK, for $163.0 million, plus $16.8 million for working capital adjustments and related transaction costs. NOARK’s principal

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
     Keep-Whole Contracts. These contracts require APL, as the processor, to purchase raw natural gas from the producer at current market rates. Therefore, APL bears the economic risk (the “processing margin risk”) that the aggregate proceeds from the sale of the processed natural gas and NGLs could be less than the amount that it paid for the unprocessed natural gas. However, because the natural gas received by the Elk City/Sweetwater system, which has keep-whole contracts, is generally low in liquids content and meets downstream pipeline specifications without being processed, the natural gas can be bypassed around the Elk City and Sweetwater processing plants and delivered directly into downstream pipelines during periods of margin risk. Therefore, the processing margin risk associated with a portion of APL’s keep-whole contracts is minimized.
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
     We closely monitor the risks associated with commodity price changes on APL’s future operations and, where appropriate, use various commodity instruments such as natural gas, crude oil and NGL contracts to hedge a portion of the value of APL’s assets and operations from such price risks. APL does not realize the full impact of commodity price changes because some of its sales volumes were previously hedged at prices different than actual market prices. A 10% change in the average price of NGLs, natural gas and condensate APL processes and sells would result in a change to our consolidated income (loss), excluding the effect of minority interest in APL net income (loss), for the twelve-month period ending September 30, 2008 of approximately $7.9 million.
Results of Operations
     The following table illustrates selected volumetric information related to APL’s operating segments for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Operating data(1):
Appalachia:
Average throughput volumes — mcfd	71,876	63,909	66,888	61,473
Average transportation rate per mcf	$1.32	$1.19	$1.36	$1.35
Mid-Continent:
Velma system:
Gathered gas volume — mcfd	63,757	62,113	62,531	61,641
Processed gas volume — mcfd	61,968	58,296	60,555	58,881
Residue gas volume — mcfd	49,502	45,724	47,487	46,042
NGL volume — bpd	6,215	6,598	6,386	6,536
Condensate volume — bpd	254	205	222	209
Elk City/Sweetwater system:
Gathered gas volume — mcfd	299,450	284,461	298,724	270,957
Processed gas volume — mcfd	231,152	136,101	224,521	134,169
Residue gas volume — mcfd	211,368	123,275	206,011	121,661
NGL volume — bpd	9,782	6,049	9,351	6,016
Condensate volume — bpd	143	59	228	125
Chaney Dell system(2):
Gathered gas volume — mcfd	255,649	—	255,649	—
Processed gas volume — mcfd	249,982	—	249,982	—
Residue gas volume — mcfd	222,508	—	222,508	—
NGL volume — bpd	12,678	—	12,678	—
Condensate volume — bpd	564	—	564	—
Midkiff/Benedum system(2):
Gathered gas volume — mcfd	150,061	—	150,061	—
Processed gas volume — mcfd	106,601	—	106,601	—
Residue gas volume — mcfd	93,859	—	93,859	—
NGL volume — bpd	20,702	—	20,702	—
Condensate volume — bpd	1,754	—	1,754	—
NOARK system:
Average Ozark Gas Transmission throughput volume — mcfd	325,652	226,962	311,562	236,331

(1)	“Mcf” represents thousand cubic feet; “Mcfd” represents thousand cubic feet per day; “Bpd” represents barrels per day.

(2)	Volumetric data for the Chaney Dell system and Midkiff/Benedum system for the three and nine months ended September 30, 2007 represents volumes recorded for the 66-day period from July 27, 2007, the date of APL’s acquisition, through September 30, 2007.
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
     Revenue. Natural gas and liquids revenue was $229.9 million for the three months ended September 30, 2007, an increase of $129.9 million from $100.0 million for the three months ended September 30, 2006. The increase was primarily attributable to revenue contribution from APL’s Chaney Dell and Midkiff/Benedum systems, which APL acquired in July 2007, of $131.3 million. Processed natural gas volume on the Chaney Dell system was 250.0 MMcfd for the period from July 27, 2007, the date of acquisition, to September 30, 2007, while the Midkiff/Benedum system had processed natural gas volume of 106.6 MMcfd for the same period. Processed natural gas volume on APL’s Elk City/Sweetwater system averaged 231.2 MMcfd for the three months ended September 30, 2007, an increase of 69.8% from the comparable prior year period. Processed natural gas volume averaged 62.0 MMcfd on APL’s Velma system for the three months ended September 30, 2007, an increase of 6.3% from the comparable prior year period.

     Transportation, compression and fee revenue increased to $21.4 million for the three months ended September 30, 2007 compared with $13.7 million for the prior year period. This $7.7 million increase was primarily due to an increase of $3.6 million from the transportation revenues associated with APL’s NOARK system, a $1.7 million increase from APL’s Appalachia system and $1.5 million of contributions from APL’s Chaney Dell and Midkiff/Benedum systems. For APL’s NOARK system, average Ozark Gas Transmission volume was 325.7 MMcfd for the three months ended September 30, 2007, an increase of 43.5% from the prior year comparable period. The APL Appalachia system’s average throughput volume was 71.9 MMcfd for the three months ended September 30, 2007 as compared with 63.9 MMcfd for the three months ended September 30, 2006, an increase of 8.0 MMcfd or 12.5%. The APL Appalachia system’s average transportation rate was $1.32 per Mcf for the three months ended September 30, 2007 compared with $1.19 per Mcf for the prior year period, an increase of $0.13 per Mcf, as a result of higher realized natural gas prices. The increase in APL’s Appalachia system average daily throughput volume was principally due to new wells connected to its gathering system and the acquisition of a natural gas processing plant in August 2007, which has a capacity of 10.0 MMcfd and was acquired for $6.1 million.
     Other income (loss), including the impact of non-cash gains and losses recognized on APL’s derivatives, was a loss of $9.0 million for the three months ended September 30, 2007, a decrease of $16.3 million from the prior year comparable period. This decrease was due primarily to a $15.1 million unfavorable movement in APL’s derivative gains and losses compared with the prior year as a result of commodity price movements and their unfavorable impact on derivative contracts APL has for future periods. APL enters into derivative instruments solely to hedge its forecasted natural gas, NGLs and condensate sales against the variability in expected future cash flows attributable to changes in market prices. See further discussion of derivatives under Item 3, “Quantitative and Qualitative Disclosures About Market Risk”. The unfavorable movement in other income (loss) between the three months ended September 30, 2007 and 2006 was also due principally to the absence in the current quarter of a $2.7 million gain recognized during the three months ended September 30, 2006 resulting from APL’s sale of certain gathering pipelines within its Velma system for cash proceeds of $7.5 million.
     Costs and Expenses. Natural gas and liquids cost of goods sold of $174.7 million and plant operating expenses of $9.1 million for the three months ended September 30, 2007 represented increases of $85.0 million and $5.2 million, respectively, from the comparable prior year amounts due primarily to contribution from APL’s Chaney Dell and Midkiff/Benedum acquisitions. Transportation and compression expenses increased $0.9 million to $3.6 million for the three months ended September 30, 2007 due to higher NOARK and Appalachia system operating and maintenance costs as a result of increased capacity and additional well connections.
     General and administrative expenses, including amounts reimbursed to affiliates, increased $33.1 million to $38.8 million for the three months ended September 30, 2007 compared with $5.7 million for the prior year comparable period. This increase was mainly due to a $30.9 million increase in non-cash compensation expense related to vesting of our unit option awards and our and APL’s phantom and common unit awards and higher costs associated with managing our and APL’s businesses, including management time related to APL’s acquisition and capital raising opportunities. The increase in non-cash compensation expense was due to an increase in APL’s common unit awards estimated by its management to be issued under its incentive compensation agreements to certain key employees as a result of APL’s acquisition of the Chaney Dell and Midkiff/Benedum systems. The ultimate number of common units estimated to be issued under APL’s incentive compensation agreements will be determined by the financial performance of certain APL assets for the year ended December 31, 2008. The vesting period for such awards concluded on September 30, 2007 and all compensation expense related to the awards was recorded as of that date. APL management anticipates that adjustments will be recorded in future periods with respect to the awards under the incentive compensation agreements based upon the actual financial performance of its assets in future periods in comparison to their estimated performance.

     Depreciation and amortization increased to $16.2 million for the three months ended September 30, 2007 compared with $6.2 million for the three months ended September 30, 2006 due primarily to the depreciation associated with APL’s Chaney Dell and Midkiff/Benedum acquired assets and APL’s expansion capital expenditures incurred between the periods, including its Sweetwater processing facility.
     Interest expense increased to $24.4 million for the three months ended September 30, 2007 as compared with $5.7 million for the comparable prior year period. This $18.7 million increase was primarily due to interest associated with APL’s $830.0 million term loan issued in connection with its acquisition of the Chaney Dell and Midkiff/Benedum systems and a $5.1 million increase in the amortization of APL’s deferred finance costs principally due to $5.0 million of accelerated amortization associated with the replacement of APL’s previous credit facility with a new credit facility in July 2007 (see “—APL Term Loan and Credit Facility”).
     Minority interest expense of $1.4 million for the three months ended September 30, 2007 represents Anadarko’s 5% ownership interest in the net income of the Chaney Dell and Midkiff/Benedum joint ventures, which were formed to effect APL’s acquisition of control of the respective systems.
     Minority interest in APL’s net income, which represents the allocation of APL’s earnings to its non-affiliated limited partners, was a credit of $22.7 million for the three months ended September 30, 2007 as compared with an expense of $2.9 million for the comparable prior year period. This decrease was primarily due to a decrease in APL’s net income.
     During June 2006, APL identified measurement reporting inaccuracies on three newly installed pipeline meters. To adjust for such inaccuracies, which relate to natural gas volume gathered during the third and fourth quarters of 2005 and first quarter of 2006, APL recorded an adjustment of $1.2 million during the second quarter of 2006 to increase natural gas and liquids cost of goods sold. If the $1.2 million adjustment had been recorded when the inaccuracies arose, reported net income would have been reduced by approximately 0.5%, 3.4% and 1.1% for the third quarter of 2005, fourth quarter of 2005, and first quarter of 2006, respectively. APL’s management believes that the impact of these adjustments is immaterial to our current and prior financial statements.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
     Revenue. Natural gas and liquids revenue was $436.9 million for the nine months ended September 30, 2007, an increase of $140.8 million from $296.1 million for the nine months ended September 30, 2006. The increase was primarily attributable to revenue contribution from APL’s Chaney Dell and Midkiff/Benedum systems, which APL acquired in July 2007, of $131.3 million and an increase of $27.6 million from APL’s Elk City/Sweetwater system due primarily to an increase in volumes, which includes processing volumes from APL’s newly constructed Sweetwater gas plant. This increase was partially offset by a decrease of $20.8 million from APL’s NOARK system due primarily to lower natural gas sales volumes on its gathering systems. Processed natural gas volume on the Chaney Dell system was 250.0 MMcfd for the period from July 27, 2007, the date of acquisition, to September 30, 2007, while the Midkiff/Benedum system had processed natural gas volume of 106.6 MMcfd for the same period. Processed natural gas volume on APL’s Elk City/Sweetwater system averaged 224.5 MMcfd for the nine months ended September 30, 2007, an increase of 67.3% from the comparable prior year period. Processed natural gas volume averaged 60.6 MMcfd on APL’s Velma system for the nine months ended September 30, 2007, an increase of 2.8% from the comparable prior year period.
     Transportation, compression and fee revenue increased to $58.0 million for the nine months ended September 30, 2007 compared with $43.5 million for the prior year period. This $14.5 million increase was primarily due to an increase of $8.6 million from the transportation revenues associated with APL’s NOARK system, an increase of $2.3 million associated with APL’s Elk City/Sweetwater system, a $2.2 million increase from APL’s Appalachia system and $1.5 million of contributions from APL’s Chaney Dell and Midkiff/Benedum systems. For APL’s NOARK system, average Ozark Gas Transmission volume was 311.6 MMcfd for the nine months ended September 30, 2007, an increase of 31.8% from the prior year comparable period. The APL Appalachia system’s average throughput volume was 66.9 MMcfd for the nine months ended September 30, 2007 as compared with 61.5 MMcfd for the nine months ended September 30, 2006, an increase of 5.4 MMcfd or 8.8%. The APL Appalachia system’s average transportation rate was $1.36 per Mcf for the nine months ended September 30, 2007 compared with $1.35 per Mcf for the prior year period, an increase of $0.01 per Mcf. The increase in the APL Appalachia system average daily throughput volume was principally due to new wells connected to APL’s gathering system.
     Other income (loss), including the impact of non-cash gains and losses recognized on APL’s derivatives, was a loss of $39.6 million for the nine months ended September 30, 2007, a decrease of $48.2 million from the prior year comparable period. This decrease was due primarily to a $46.9 million unfavorable movement in APL’s derivative gains and losses compared with the prior year as a result of commodity price movements and their unfavorable impact on derivative contracts APL has for future periods and the impact of derivative contracts APL entered into during June 2007 to hedge the projected production volume of the Chaney Dell and Midkiff/Benedum systems. The production volume of these systems, which APL did not acquire until after it entered into the derivative contracts, was not considered to be “probable forecasted production” under SFAS No. 133 at the date these derivatives were entered into because the acquisition of the assets had not yet been completed. Accordingly, APL recognized the instruments as non-qualifying for hedge accounting at inception with subsequent changes in the derivative value recorded within other income (loss) in our consolidated statements of operations. Upon closing of the acquisition in July 2007, the production volume of the assets acquired was considered “probable forecasted production” under SFAS No. 133. APL designated these instruments as cash flow hedges and will evaluate these derivatives under the cash flow hedge criteria in accordance with SFAS No. 133. APL recognized a non-cash loss of $18.8 million related to the change in value of derivatives it entered into specifically for the Chaney Dell and Midkiff/Benedum systems from the time the derivative instruments were entered into to the date of closing of the acquisition during the nine months ended September 30, 2007. APL enters into derivative instruments solely to hedge its forecasted natural gas, NGLs and condensate sales against the variability in expected future cash flows attributable to changes in market prices. See further discussion of derivatives under Item 3, “Quantitative and Qualitative Disclosures About Market Risk”.
     Costs and Expenses. Natural gas and liquids cost of goods sold of $349.6 million and plant operating expenses of $18.2 million for the nine months ended September 30, 2007 represented increases of $97.1 million and $7.1 million, respectively, from the comparable prior year amounts due primarily to contribution from APL’s Chaney Dell and Midkiff/Benedum acquisitions and an increase in gathered and processed natural gas volumes on APL’s Elk City/Sweetwater system, which includes contributions from its Sweetwater processing facility, partially offset by a decrease in APL’s NOARK gathering system natural gas purchases. Transportation and compression expenses increased $2.3 million to $9.9 million for the nine months ended September 30, 2007 due to higher NOARK and Appalachia system operating and maintenance costs as a result of increased capacity and additional well connections.
     General and administrative expenses, including amounts reimbursed to affiliates, increased $38.7 million to $54.4 million for the nine months ended September 30, 2007 compared with $15.7 million for the prior year comparable period. This increase was mainly due to a $34.1 million increase in non-cash compensation expense related to vesting of our unit option awards and our and APL’s phantom and common unit awards previously mentioned and higher costs associated with managing our and APL’s businesses, including management time related to acquisition and capital raising opportunities.
     Depreciation and amortization increased to $29.4 million for the nine months ended September 30, 2007 compared with $16.7 million for the nine months ended September 30, 2006 due primarily to the depreciation associated with APL’s Chaney Dell and Midkiff/Benedum acquired assets and APL’s expansion capital expenditures incurred between the periods, including its Sweetwater processing facility.

     Interest expense increased to $38.7 million for the nine months ended September 30, 2007 as compared with $18.2 million for the comparable prior year period. This $20.5 million increase was primarily due to interest associated with APL’s $830.0 million term loan issued in connection with its acquisition of the Chaney Dell and Midkiff/Benedum systems and a $5.1 million increase in the amortization of deferred finance costs principally due to $5.0 million of accelerated amortization associated with the replacement of APL’s previous credit facility with a new credit facility in July 2007 (see “—APL Term Loan and Credit Facility”).
     Minority interest expense of $1.4 million for the nine months ended September 30, 2007 represents Anadarko’s 5% ownership interest in the net income of the Chaney Dell and Midkiff/Benedum joint ventures, which were formed to effect APL’s acquisition of control of the respective systems. Minority interest expense of $0.1 million for the nine months ended September 30, 2006 represents Southwestern’s 25% ownership interest in the net income of NOARK through May 2, 2006, the date which APL acquired this remaining ownership interest.
     Minority interest in APL’s net income, which represents the allocation of APL’s earnings to its non-affiliated limited partners, was a credit of $44.5 million for the nine months ended September 30, 2007 as compared with an expense of $13.2 million for the comparable prior year period. This decrease was primarily due to a decrease in APL’s net income.
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
     At September 30, 2007, we had $25.0 million outstanding and $25.0 million of remaining committed capacity under our credit facility, subject to covenant limitations (see “— Our Credit Facility”). APL had $33.5 million of outstanding borrowings under its new $300.0 million credit facility at September 30, 2007 and $7.1 million of outstanding letters of credit, which are not reflected as borrowings on our consolidated balance sheet, and $259.4 million of remaining committed capacity under its credit facility, subject to covenant limitations (see “—APL Term Loan and Credit Facility”). In addition to the availability under the credit facility, APL has a universal shelf registration statement on file with the Securities and Exchange Commission, which allows it to issue equity or debt securities (see “—APL Shelf Registration Statement”) of which $352.1 million remains available at September 30, 2007. At September 30, 2007, we had a working capital deficit of $19.6 million compared with a working capital surplus of $0.9 million at December 31, 2006. This decrease was primarily due to an increase in the current portion of APL’s net hedge liability between periods, which is the result of changes in commodity prices after APL entered into the hedges. We believe that we and APL have sufficient liquid assets, cash from operations and borrowing capacity to meet our financial commitments, debt service obligations, unitholder distributions, contingencies and anticipated capital expenditures. However, we and APL are subject to business and operational risks that could adversely affect our cash flow. We and APL may supplement our cash generation with proceeds from financing activities, including borrowings under our and APL’s credit facilities and other borrowings and the issuance of additional limited partner units.
Cash Flows — Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
     Net cash provided by operating activities of $47.4 million for the nine months ended September 30, 2007 represented an increase of $35.3 million from $12.1 million for the comparable prior year period. The increase was derived principally from a $41.4 million favorable movement in APL’s derivative non-cash gains and losses, a $34.1 million increase in non-cash compensation expense, a $16.0 million increase in minority interest, a $12.7 million increase in depreciation and amortization, a $6.2 million increase in cash flow from working capital changes and a $5.0 million increase in amortization of deferred finance costs. These amounts were partially offset by a $57.7 million decrease in the minority interest in APL’s net income, a $14.9 million decrease in net income and a $10.2 million increase in distributions paid to minority limited partners in APL. The movement in APL’s derivative non-cash gains and losses resulted from commodity price movements and their unfavorable impact on derivative contracts APL has for future periods and the impact of derivative contracts APL entered into during June 2007 to hedge the projected production volume of its Chaney Dell and Midkiff/Benedum systems. The increase in non-cash compensation expense was due an increase in common unit awards estimated by APL management to be issued under incentive compensation agreements to certain key employees as a result of APL’s acquisition of the Chaney Dell and Midkiff/Benedum systems. The increase in minority interest and depreciation and amortization resulted from APL’s acquisition of the Chaney Dell and Midkiff/Benedum systems in July 2007.
     Net cash used in investing activities was $1,968.0 million for the nine months ended September 30, 2007, an increase of $1,883.9 million from $84.1 million for the comparable prior year period. This increase was principally due to the $1,873.7 million of net cash paid for APL’s acquisition for the nine months ended September 30, 2007 compared with the $30.0 million for the prior year comparable period. Net cash paid for acquisition for the nine months ended September 30, 2007 represents the net amount paid for APL’s acquisition of its Chaney Dell and Midkiff/Benedum systems, while the net cash paid for the prior year comparable period represents the amount paid for APL’s acquisition of the remaining 25% ownership interest in the NOARK system. Also affecting the change in net cash used in investing activities was a $31.9 million increase in APL capital expenditures and a $7.6 million decrease in cash proceeds APL received from its sale of assets. The decrease in cash proceeds received from the sale of assets resulted from APL’s sale of certain gathering pipelines within the Velma system during the nine months ended September 30, 2006. See further discussion of capital expenditures under “—Capital Requirements”.
     Net cash provided by financing activities was $1,943.3 million for the nine months ended September 30, 2007, an increase of $1,897.4 million from $45.9 million of net cash provided by financing activities for the comparable prior year period. This increase was principally due to a $926.8 million increase in net proceeds from the issuance of APL’s common units, a $789.5 million increase in net proceeds from APL’s issuance of long-term debt, a $92.5 million increase in net proceeds from the issuance of our common units, an $89.7 million increase resulting from the absence in the current period of a distribution to owners during 2006, a $39.0 million favorable impact regarding repayments of long-term debt and a $25.0 million increase in borrowings under our revolving credit facility. These amounts were partially offset by a $39.9 million decrease in net proceeds from APL’s issuance of cumulative convertible partially offset by a $39.9 million decrease in net proceeds from APL’s issuance of cumulative convertible preferred units, a $16.0 million increase in distributions paid to our limited partners, and an $8.5 million net decrease in borrowings under APL’s revolving credit facility. The increase in net proceeds from the issuance of our and APL’s common units and net proceeds from the issuance of APL’s long-term debt resulted from transactions undertaken during July 2007 to finance APL’s acquisition of the Chaney Dell and Midkiff/Benedum systems.
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
          The following table summarizes APL’s maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Maintenance capital expenditures	$2,328	$843	$3,800	$2,921
Expansion capital expenditures	47,937	25,088	89,860	58,822

Total	$50,265	$25,931	$93,660	$61,743

          Expansion capital expenditures increased to $47.9 million and $89.9 million for the three and nine months ended September 30, 2007, respectively, due principally to expansions of APL’s Appalachia, Velma and Elk City/Sweetwater gathering systems and upgrades to processing facilities and compressors to accommodate new wells drilled in APL’s service areas. Maintenance capital expenditures for the three and nine months ended September 30, 2007 increased to $2.3 million and $3.8 million, respectively, compared with the prior year comparable period due to fluctuations in the timing of APL’s scheduled maintenance activity. As of September 30, 2007, APL is committed to expend approximately $91.3 million on pipeline extensions, compressor station upgrades and processing facility upgrades.
Our Credit Facility
          On July 26, 2006, we, as borrower, and Atlas Pipeline GP, as guarantor, entered into a $50.0 million revolving credit facility with a syndicate of banks. At September 30, 2007, we have $25.0 million outstanding under our revolving credit facility, which was utilized to fund our capital contribution to APL to maintain our 2.0% general partner interest and underwriters fees and other transaction costs related to our July 2007 private placement of common units (see “—APL’s Significant Acquisitions”). Our credit facility matures in April 2010 and bears interest, at our option, at either (i) adjusted LIBOR (plus the applicable margin, as defined in the credit facility) or (ii) the higher of the federal funds rate plus 0.5% or the Wachovia Bank, National Association prime rate (each plus the applicable margin). The weighted average interest rate on our outstanding credit facility borrowings at September 30, 2007 was 7.4%. Borrowings under our credit facility are secured by a first-priority lien on a security interest in all of our assets, including a pledge of Atlas Pipeline GP’s interests in APL, and are guaranteed by Atlas Pipeline GP and our other subsidiaries (excluding APL and its subsidiaries). Our credit facility contains customary covenants, including restrictions on our ability to incur additional indebtedness; make certain acquisitions, loans or investments; make distribution payments to our unitholders if an event of default exists or would result from such distribution; or enter into a merger or sale of substantially all of our property or assets, including the sale or transfer of interests in our subsidiaries. We are in compliance with these covenants as of September 30, 2007.
          The events which constitute an event of default under our credit facility are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreements, adverse judgments against us in excess of a specified amount, a change of control of Atlas America, our general partner or any other obligor, and termination of a material agreement and occurrence of a material adverse effect. Our credit facility requires us to maintain a combined leverage ratio (defined as the ratio of the sum of (i) our funded debt (as defined in our credit facility) and (ii) APL’s funded debt (as defined in APL’s credit facility) to APL’s EBITDA (as defined in APL’s credit facility)) of not more than 5.5 to 1.0. In addition, our credit facility requires us to maintain a funded debt (as defined in our credit facility) to EBITDA ratio of not more than 3.5 to 1.0; and an interest coverage ratio (as defined in our credit facility) of not less than 3.0 to 1.0. Our credit facility defines EBITDA for any period of four fiscal quarters as the sum of (i) four times the amount of cash distributions payable by APL to us in respect of our general partner interest, limited partner interest and incentive distribution rights in APL with respect to the last fiscal quarter in such period, and (ii) our consolidated net income (as defined in our credit facility and as adjusted as provided in our credit facility). As of September 30, 2007, our combined leverage ratio was 4.5 to 1.0, our senior secured debt to EBITDA was 1.0 to 1.0, and our interest coverage ratio was 41.5 to 1.0.
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
          Available cash is initially distributed 98% to APL’s common limited partners and 2% to its general partner. These distribution percentages are modified to provide for incentive distributions to be paid to APL’s general partner if quarterly distributions to common limited partners exceed specified targets. Incentive distributions are generally defined as all cash distributions paid to APL’s general partner that are in excess of 2% of the aggregate amount of cash being distributed. During July 2007, we agreed to allocate up to $5.0 million of our incentive distribution rights per quarter back to APL through the quarter ended June 30, 2009, and up to $3.75 million per quarter thereafter. The general partner’s incentive distributions declared by APL for the three and nine months ended September 30, 2007, after the allocation of $4.9 million of our incentive distribution rights back to APL for the third quarter 2007 distribution, were $3.7 million and $11.6 million, respectively.
Common Equity Offerings
          In July 2007, we sold 6.25 million common units through a private placement to investors at a negotiated purchase price of $27.00 per unit, yielding gross proceeds of approximately $168.8 million (or net proceeds of $167.0 million, after underwriters fess and other transaction costs). We utilized the net proceeds from the sale to purchase 3.8 million common units of APL (see “—APL Common Equity Offerings”), which utilized those net proceeds to partially fund the acquisition of control of the Chaney Dell and Midkiff/Benedum systems.
          The common units we sold in the July 2007 private placement are subject to a registration rights agreement entered into in connection with the transaction. The registration rights agreement stipulates that we will (a) file a registration statement with the Securities and Exchange Commission for the common units by November 24, 2007 and (b) cause the registration statement to be declared effective by the Securities and Exchange Commission by March 2, 2008. If we do not meet the aforementioned deadline for the common units to be declared effective, the common unit holders subject to the registration rights agreement will receive liquidated damages of 0.25% of the gross proceeds from the private placement, or approximately $2.8 million, for the first 30-day period after March 2, 2008, increasing by an additional 0.25% per 30-day period thereafter, up to a maximum of 1.0% of the gross proceeds of the private placement per 30-day period. On October 10, 2007, we filed a registration statement with the Securities and Exchange Commission for the common units subject to the registration rights agreement in satisfaction of one of the requirements of the registration rights agreement noted previously.
          On July 26, 2006, Atlas America contributed its ownership interests in Atlas Pipeline GP, its then wholly-owned subsidiary and Atlas Pipeline’s general partner, to us. Concurrent with this transaction, we issued 3,600,000 common units, representing a 17.1% ownership interest, in an initial public offering at a price of $23.00 per unit for total gross proceeds of $82.8 million. Substantially all of the net proceeds of

$74.5 million from this offering, after underwriting commissions and other transaction costs, were distributed to Atlas America.
APL Common Equity Offerings
          In July 2007, APL sold 25.6 million common units through a private placement to investors at a negotiated purchase price of $44.00 per unit, yielding net proceeds of approximately $1.125 billion. Of the 25.6 million common units sold by APL, 3.8 million were purchased by us for $168.8 million. APL also received a capital contribution from us of $23.1 million in order for us to maintain our 2.0% general partner interest in APL. We funded this capital contribution and underwriting fees and other transaction costs related to our private placement of common units through borrowings under our revolving credit facility of $25.0 million. APL utilized the net proceeds from the sale to partially fund the acquisition of control of the Chaney Dell natural gas gathering system and processing plants located in Oklahoma and a 72.8% interest in the Midkiff/Benedum natural gas gathering system and processing plants located in Texas (see “—APL’s Significant Acquisitions”).
          The common units APL sold in the July 2007 private placement are subject to a registration rights agreement entered into in connection with the transaction. The registration rights agreement stipulates that APL will (a) file a registration statement with the Securities and Exchange Commission for the common units by November 24, 2007 and (b) cause the registration statement to be declared effective by the Securities and Exchange Commission by March 2, 2008. If APL does not meet the aforementioned deadline for the common units to be declared effective, the common unit holders subject to the registration rights agreement will receive liquidated damages of 0.25% of the gross proceeds from the private placement, or approximately $2.8 million, for the first 30-day period after March 2, 2008, increasing by an additional 0.25% per 30-day period thereafter, up to a maximum of 1.0% of the gross proceeds of the private placement per 30-day period. On October 10, 2007, APL filed a registration statement with the Securities and Exchange Commission for the common units subject to the registration rights agreement in satisfaction of one of the requirements of the registration rights agreement noted previously.
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
APL Shelf Registration Statement
          APL has an effective shelf registration statement with the Securities and Exchange Commission that permits it to periodically issue equity and debt securities for a total value of up to $500 million. As of September 30, 2007, $352.1 million remains available for issuance under the shelf registration statement. However, the amount, type and timing of any offerings will depend upon, among other things, APL’s funding requirements, prevailing market conditions, and compliance with its credit facility covenants.
APL Convertible Preferred Units
          On March 13, 2006, APL entered into an agreement to sell 30,000 6.5% cumulative convertible preferred units representing limited partner interests to Sunlight Capital Partners, LLC (“Sunlight Capital”), an affiliate of Elliott & Associates, for aggregate gross proceeds of $30.0 million. APL also sold an additional 10,000 6.5% cumulative preferred units to Sunlight Capital for $10.0 million on May 19, 2006, pursuant to its right under the agreement to require Sunlight Capital to purchase such additional units. The APL preferred units were originally entitled to receive dividends of 6.5% per annum commencing on March

13, 2007 and were to have been accrued and paid quarterly on the same date as the distribution payment date for APL’s common units. On April 18, 2007, APL and Sunlight Capital agreed to amend the terms of the preferred units effective as of that date. The terms of APL’s preferred units were amended to entitle them to receive dividends of 6.5% per annum commencing on March 13, 2008 and to be convertible, at Sunlight Capital’s option, into common units commencing on the date immediately following the first record date for APL’s common unit distributions after March 13, 2008 at a conversion price equal to the lesser of $43.00 or 95% of the market price of APL’s common units as of the date of the notice of conversion. APL may elect to pay cash rather than issue common units in satisfaction of a conversion request. APL has the right to call the preferred units at a specified premium. The applicable redemption price under the amended agreement was increased to $53.82. In consideration of Sunlight Capital’s consent to the amendment of the preferred units, APL issued We recorded the APL Notes as long-term debt and a preferred unit dividend within minority interest in APL on our consolidated balance sheet, and have reduced minority interest in APL by $3.8 million of this amount, which is the portion deemed to be attributable to the concessions of APL’s common limited partners and its general partner to its preferred unitholder, on our consolidated statements of operations.
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
APL Term Loan and Credit Facility
          APL has a credit facility comprised of an $830.0 million senior secured term loan (“term loan”) which matures in July 2014 and a $300.0 million senior secured revolving credit facility which matures in July 2013. Borrowings under APL’s credit facility bear interest, at its option, at either (i) adjusted LIBOR plus the applicable margin, as defined, or (ii) the higher of the federal funds rate plus 0.5% or the Wachovia Bank prime rate (each plus the applicable margin). The weighted average interest rate on APL’s outstanding revolving credit facility borrowings at September 30, 2007 was 8.5%, and the weighted average interest rate on the outstanding term loan borrowings at September 30, 2007 was 8.0%. Up to $50.0 million of APL’s credit facility may be utilized for letters of credit, of which $7.1 million was outstanding at September 30, 2007. These outstanding letter of credit amounts were not reflected as borrowings on our consolidated balance sheet. Borrowings under APL’s credit facility are secured by a lien on and security interest in all of APL’s property and that of its subsidiaries, except for the assets owned by the Chaney Dell and Midkiff/Benedum joint ventures, and by the guaranty of each of APL’s consolidated subsidiaries other than the joint venture companies. APL’s credit facility contains customary covenants, including restrictions on its ability to incur additional indebtedness; make certain acquisitions, loans or investments; make distribution payments to its unitholders if an event of default exists; or enter into a merger or sale of assets, including the sale or transfer of interests in its subsidiaries. APL is in compliance with these covenants as of September 30, 2007. Mandatory prepayments of the amounts borrowed under the term loan portion of APL’s credit facility are required from the net cash proceeds of debt or equity issuances, and of dispositions of assets that exceed $50.0 million in the aggregate in any fiscal year that are not reinvested in replacement assets within 360 days.
          The events which constitute an event of default for APL’s credit facility are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreements, adverse judgments against APL in excess of a specified amount, and a change of control of APL’s General Partner. APL’s credit facility requires it to maintain a ratio of funded debt (as defined in the credit facility) to EBITDA (as defined in the credit facility) ratio of not more than 5.25 to 1.0, and an interest coverage ratio (as defined in the credit facility) of not less than 2.5 to 1.0, increasing to 2.75 to 1.0 commencing September 30, 2008. During a Specified Acquisition Period (as defined in the credit facility), for the first 2 full fiscal quarters subsequent to the closing of an acquisition with total consideration in excess of $75.0 million, the ratio of funded debt to EBITDA will be permitted to step up to 5.75 to 1.0. The first measurement period of these covenants is December 31, 2007.
APL Senior Notes
          At September 30, 2007, APL has $293.5 million of 10-year, 8.125% senior unsecured notes due 2015 (“Senior Notes”) outstanding, net of unamortized premium received of $0.9 million. Interest on the APL Senior Notes is payable semi-annually in arrears on June 15 and December 15. The APL Senior Notes are redeemable at any time at certain redemption prices, together with accrued and unpaid interest to the date of redemption. In addition, prior to December 15, 2008, APL may redeem up to 35% of the aggregate principal amount of the APL Senior Notes with the proceeds of certain equity offerings at a stated redemption price. The APL Senior Notes are also subject to repurchase by APL at a price equal to 101% of their principal amount, plus accrued and unpaid interest, upon a change of control or upon certain asset sales if APL does not reinvest the net proceeds within 360 days. The APL Senior Notes are junior in right of payment to APL’s secured debt, including APL’s obligations under its credit facility. On April 18, 2007, APL issued Sunlight Capital $8.5 million of its Senior Notes in consideration of its consent to the amendment of APL’s preferred units agreement.
          The indenture governing the APL Senior Notes contains covenants, including limitations of APL’s ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of its assets. APL is in compliance with these covenants as of September 30, 2007.
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
Critical Accounting Policies and Estimates
          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenues and expenses during the reporting period. Although we believe our estimates are reasonable, actual results could differ from those estimates. A discussion of our significant accounting policies we have adopted and followed in the preparation of our consolidated financial statements is included within our Annual Report on Form 10-K for the year ended December 31, 2006, and there have been no material changes to these policies through September 30, 2007.

New Accounting Standards
          In September 2007, the Emerging Issues Task Force (“EITF”) reached consensus on EITF Issue No. 07-4, “Application of the two-class method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships” (“EITF No. 07-4”), an update of EITF No. 03-6. EITF No. 07-4 requires the calculation of a Master Limited Partnership’s (“MLPs”) net earnings per limited partner unit for each period presented according to distributions declared and participation rights in undistributed earnings as if all of the earnings for that period had been distributed. In periods with undistributed earnings above specified levels, the calculation per the two-class method results in an increased allocation of such undistributed earnings to the general partner and a dilution of earnings to the limited partners. EITF No. 07-4 is effective for fiscal years beginning after December 15, 2007. APL has previously followed the requirements of EITF No. 03-6 in calculating its net earnings per limited partner unit and will apply the requirements of EITF No. 07-4 as it pertains to MLPs upon its adoption during the quarter ended March 31, 2008.
          In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 will be effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. SFAS No. 159 offers various options in electing to apply its provisions, and at this time we have not made any decisions with regards to its application to our financial position or results of operations. We are currently evaluating whether SFAS No. 159 will have an impact on our financial position and results of operations.
          In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“EITF 00-19-2”). EITF 00-19-2 provides guidance related to the accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate arrangement or included as a provision of a financial instrument or arrangement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”). EITF 00-19-2 requires that if the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, the contingent liability under such arrangement shall be included in the allocation of proceeds from the related financing transaction using the measurement guidance in SFAS No. 5. We adopted EITF 00-19-2 on January 1, 2007. We and APL reviewed the penalty terms in the registration rights agreements related to our respective private placements entered into on July 27, 2007 (see “– Common Equity Offerings” and “– APL Common Equity Offerings”), pursuant to the guidance in the EITF, and determined that the probability of payment is remote under SFAS No. 5 based upon the Partnership’s and APL’s status of current related filings.  As a result, the application of EITF 00-19-2 did not have an effect on the Partnership’s financial position or results of operations.
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
          APL is exposed to various market risks, principally fluctuating interest rates and changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. APL manages these risks through regular operating and financing activities and periodical use of derivative financial instruments. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on September 30, 2007. Only the potential impact of hypothetical assumptions is analyzed. The analysis does not consider other possible effects that could impact APL’s business.
          Interest Rate Risk. At September 30, 2007, we had a $50.0 million revolving credit facility with $25.0 million outstanding. The weighted average interest rate for these borrowings was 7.4% at September 30, 2007. Holding all other variables constant, a 1% change in interest rates would change our interest expense by $0.3 million.
          At September 30, 2007, APL had a $300.0 million senior secured revolving credit facility ($33.5 million outstanding) to fund the expansion of its existing gathering systems, acquire other natural gas gathering systems and fund working capital movements as needed. APL also had an $830.0 million senior secured term loan outstanding at September 30, 2007, of which the net proceeds were utilized to partially finance its acquisition of control of the Chaney Dell and Midkiff/Benedum systems. The weighted average interest rate for APL’s revolving credit facility borrowings was 8.5% at September 30, 2007, and the weighted average interest rate for the term loan borrowings was 8.0% at September 30, 2007. Holding all other variables constant, a 100 basis-point, or 1%, change in APL’s interest rates would change its interest expense by $8.6 million.
          Commodity Price Risk. APL is exposed to commodity prices as a result of being paid for certain services in the form of commodities rather than cash. For gathering services, APL receives fees or commodities from the producers to bring the raw natural gas from the wellhead to the processing plant. For processing services, APL either receives fees or commodities as payment for these services, based on the type of contractual agreement. Based on its current portfolio of natural gas supply contracts, APL has long condensate, NGL, and natural gas positions. A 10% change in the average price of NGLs, natural gas and condensate APL processes and sells would result in a change to our consolidated income (loss) for the twelve-month period ending September 30, 2008, excluding the effect of minority interests in APL net income (loss), of approximately $7.9 million.
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
          APL formally documents all relationships between hedging instruments and the items being hedged, including its risk management objective and strategy for undertaking the hedging transactions. This includes matching the commodity futures and derivative contracts to the forecasted transactions. APL assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are effective in offsetting changes in the forecasted cash flow of hedged items. If it is determined that a derivative is not effective as a hedge or that it has ceased to be an effective hedge due to the loss of correlation between the hedging instrument and the underlying commodity, APL will discontinue hedge accounting for the derivative and subsequent changes in the derivative fair value, which is determined by APL through the utilization of market data, will be recognized immediately within other income (loss) in our consolidated statements of operations.
          APL’s derivatives are recorded on our consolidated balance sheet as assets or liabilities at fair value. For APL’s derivatives qualifying as hedges, we recognize the effective portion of changes in fair value in partners’ capital (deficit) as accumulated other comprehensive income (loss), and reclassify them to natural gas and liquids revenue within our consolidated statements of operations as the underlying transactions are settled. For APL’s non-qualifying derivatives and for the ineffective portion of qualifying derivatives, we recognize changes in fair value within other income (loss) in our consolidated statements of operations as they occur. At September 30, 2007 and December 31, 2006, we reflected net derivative liabilities on our consolidated balance sheets of $92.0 million and $20.1 million, respectively. Of the $3.9 million of net loss in accumulated other comprehensive loss within partners’ capital (deficit) on our consolidated balance sheet at September 30, 2007, if the fair value of the instruments remain at current market values, we will reclassify $2.5 million of APL’s losses to natural gas and liquids revenue in our consolidated statements of operations over the next twelve month period as these contracts expire, and $1.4 million will be reclassified in later periods. Actual amounts that will be reclassified will vary as a result of future price changes.
          On June 3, 2007, APL signed definitive agreements to acquire control of the Chaney Dell and Midkiff/Benedum systems (see “—APL’s Significant Acquisition”). In connection with agreements entered into with respect to its new credit facility, term loan and private placement of common units, APL agreed as a condition precedent to closing that it would hedge 80% of its projected natural gas, NGL and condensate production volume for no less than three years from the closing date of the transaction. During June 2007, APL entered into derivative instruments to hedge 80% of the projected production of the Assets to be acquired as required under the financing agreements. The production volume of the Assets was not considered to be “probable forecasted production” under SFAS No. 133 at the date these derivatives were entered into because the acquisition of the Assets had not yet been completed. Accordingly, APL recognized the instruments as non-qualifying for hedge accounting at inception with subsequent changes in the derivative value recorded within other income (loss) in our consolidated statements of operations. We recognized a non-cash loss of $18.8 million related to the change in value of derivatives entered into specifically for the Chaney Dell and Midkiff/Benedum systems from the time the derivative instruments were entered into to the date of closing of the acquisition during the nine months ended September 30, 2007. Upon closing of APL’s acquisition in July 2007, the production volume of the Assets was considered “probable forecasted production” under SFAS No. 133. APL designated these instruments as cash flow hedges and will evaluate these derivatives under the cash flow hedge criteria in accordance with SFAS No. 133.
          APL’s ineffective hedge gains or losses are recorded within other income (loss) in our consolidated statements of operations while the hedge contracts are open and may increase or decrease until settlement of the contract. The following table summarizes APL’s derivative activity for the periods indicated (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Loss from cash settlement of qualifying hedge instruments(1)	$(12,850)	$(4,896)	$(23,548)	$(10,518)
Gain/(loss) from change in market value of non- qualifying derivatives(2)	(15,595)	3,166	(35,731)	3,166
Gain/(loss) from change in market value of ineffective portion of qualifying derivatives(2)	7,164	508	(3,526)	1,445
Loss from cash settlement of non-qualifying derivatives(2)	(3,037)	—	(3,037)	—

(1)	Included within natural gas and liquids revenue on our consolidated statements of operations.

(2)	Included within other income (loss) on our consolidated statements of operations.
          A portion of APL’s future natural gas, NGL and condensate sales is periodically hedged through the use of swaps and collar contracts. Realized gains and losses on the derivative instruments that are classified as effective hedges are reflected in the contract month being hedged as an adjustment to natural gas and liquids revenue within our consolidated statements of operations.
          As of September 30, 2007, APL had the following NGLs, natural gas, and crude oil volumes hedged, including derivatives that do not qualify for hedge accounting:
          Natural Gas Liquids Sales

Production Period		Average	Fair Value
Ended December 31,	Volumes	Fixed Price	Liability(1)
	(gallons)	(per gallon)	(in thousands)
2007	42,651,000	$0.893	$(10,739)
2008	61,362,000	0.706	(13,556)
2009	8,568,000	0.746	(1,752)

			$(26,047)

          Crude Oil Sales Options (associated with NGL volume)

Production Period		Associated	Average
Ended	Crude	NGL	Crude	Fair Value
December 31,	Volume	Volume	Strike Price	Asset/(Liability)(2)	Option Type
	(barrels)	(gallons)	(per barrel)	(in thousands)
2007	390,000	25,789,680	$60.00	$58	Puts purchased
2007	390,000	25,789,680	75.15	(2,513)	Calls sold
2008	3,744,600	249,257,484	60.00	5,119	Puts purchased
2008	3,744,600	249,257,484	79.38	(15,961)	Calls sold
2009	4,752,000	324,233,280	60.00	13,292	Puts purchased
2009	4,752,000	324,233,280	78.68	(22,694)	Calls sold
2010	2,413,500	169,282,890	60.00	8,064	Puts purchased
2010	2,413,500	169,282,890	77.28	(12,643)	Calls sold

				$(27,278)

          Natural Gas Sales

Production Period		Average	Fair Value
Ended December 31,	Volumes	Fixed Price	Asset(2)
	(mmbtu)(3)	(per mmbtu) (3)	(in thousands)
2007	1,449,000	$8.197	$1,736
2008	5,484,000	8.795	4,608
2009	5,724,000	8.611	1,958
2010	2,820,000	8.635	1,132

			$9,434

          Natural Gas Basis Sales

Production Period		Average	Fair Value
Ended December 31,	Volumes	Fixed Price	Asset(2)
	(mmbtu)(3)	(per mmbtu)(3)	(in thousands)
2007	1,449,000	$(0.729)	$135
2008	5,484,000	(0.727)	388
2009	5,724,000	(0.513)	550
2010	2,820,000	(0.572)	435

			$1,508

          Natural Gas Purchases

Production Period		Average		Fair Value
Ended December 31,	Volumes	Fixed Price		Liability(2)
	(mmbtu)(3)	(per mmbtu)(3)		(in thousands)
2007	3,909,000	$8.633	(4)	$(6,819)
2008	16,260,000	8.923	(5)	(16,293)
2009	15,564,000	8.680		(6,402)
2010	7,200,000	8.635		(2,891)

				$(32,405)

          Natural Gas Basis Purchases

Production Period		Average	Fair Value
Ended December 31,	Volumes	Fixed Price	Asset/(Liability)(2)
	(mmbtu)(3)	(per mmbtu)(3)	(in thousands)
2007	3,909,000	$(1.048)	$161
2008	15,276,000	(1.186)	(1,820)
2009	14,820,000	(0.686)	(5,485)
2010	7,200,000	(0.560)	(2,930)

			$(10,074)

          Crude Oil Sales

Production Period		Average	Fair Value
Ended December 31,	Volumes	Fixed Price	Liability(2)
	(barrels)	(per barrel)	(in thousands)
2007	17,600	$56.477	$(427)
2008	65,400	59.424	(1,133)
2009	33,000	62.700	(362)

			$(1,922)

          Crude Oil Sales Options

Production Period		Average	Fair Value
Ended December 31,	Volumes	Strike Price	Asset/(Liability)(2)
	(barrels)	(per barrel)	(in thousands)	Option Type
2007	189,300	60.000	(39)	Puts purchased
2007	189,300	75.363	(998)	Calls sold
2008	691,800	60.000	675	Puts purchased
2008	691,800	78.004	(3,266)	Calls sold

Production Period		Average	Fair Value
Ended December 31,	Volumes	Strike Price	Asset/(Liability)(2)
	(barrels)	(per barrel)	(in thousands) Option Type	Option Type
2009	738,000	60.000	2,060	Puts purchased
2009	738,000	80.622	(3,038)	Calls sold
2010	402,000	60.000	1,308	Puts purchased
2010	402,000	79.341	(1,804)	Calls sold
2011	30,000	60.000	124	Puts purchased
2011	30,000	74.500	(193)	Calls sold
2012	30,000	60.000	138	Puts purchased
2012	30,000	73.900	(211)	Calls sold

			$ (5,244)

		Total net liability	$(92,028)

(1)	Fair value based upon management estimates, including forecasted forward NGL prices as a function of forward NYMEX natural gas, light crude and propane prices.

(2)	Fair value based on forward NYMEX natural gas and light crude prices, as applicable.

(3)	Mmbtu represents million British Thermal Units.

(4)	Includes APL’s premium received from its sale of an option for it to sell 1,200,000 mmbtu of natural gas at an average price of $17.00 per mmbtu for the year ended December 31, 2007.

(5)	Includes APL’s premium received from its sale of an option for it to sell 936,000 mmbtu of natural gas for the year ended December 31, 2008 at $15.50 per mmbtu.
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
          On July 27, 2007, APL acquired control of Anadarko’s 100% interest in the Chaney Dell natural gas gathering system and processing plants located in Oklahoma and its 72.8% undivided joint venture interest in the Midkiff/Benedum natural gas gathering system and processing plants located in Texas. APL is continuing to integrate these systems’ historical internal controls over financial reporting with our existing internal controls over financial reporting. This integration may lead to changes in our or APL’s acquired systems’ historical internal controls over financial reporting in future fiscal reporting periods.
     PART II. OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Certificate of Limited Partnership of Atlas Pipeline Holdings, L.P. (1)

3.2	Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Holdings, L.P. (2)

10.1	Registration Rights Agreement dated July 27, 2007 by and among Atlas Pipeline Holdings, L.P. and the purchasers named therein(3)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

(1)	Previously filed as an exhibit to the Partnership’s registration statement on Form S-1, as amended, Registration No. 333-130999 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Partnership’s Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Partnership’s current report on Form 8-K, filed July 30, 2007 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS PIPELINE HOLDINGS, L.P.
	By:	Atlas Pipeline Holdings GP, LLC, its General Partner
Date: November 8, 2007	By:	/s/ EDWARD E. COHEN
Edward E. Cohen
Chairman of the Board of the General Partner Chief Executive Officer of the General Partner

Date: November 8, 2007	By:	/s/ MATTHEW A. JONES
Matthew A. Jones
Chief Financial Officer and Director of the General Partner

Date: November 8, 2007	By:	/s/ SEAN P. MCGRATH
Sean P. McGrath
Chief Accounting Officer of the General Partner