Form 10-Q
period 2008-09-30
Atlas Pipeline Holdings, L.P.
filed 2008-11-06
CIK 1347218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes  ☐    No  ☒

The number of common units of the registrant outstanding on November 3, 2008 was 27,658,479.

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$45,117	$12,129
Accounts receivable - affiliates	—	2,839
Accounts receivable	131,793	147,360
Hedge receivable	40	—
Prepaid expenses and other	17,793	14,755

Total current assets	194,743	177,083
Property, plant and equipment, net	1,956,243	1,748,661
Intangible assets, net	200,036	219,203
Goodwill	676,860	709,283
Minority interest	2,275	2,163
Hedge receivable	42	—
Other assets, net	28,137	21,121

	$3,058,336	$2,877,514

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current portion of long-term debt	$8	$34
Accounts payable - affiliates	6,535	—
Accounts payable	69,504	20,530
Accrued liabilities	49,618	43,658
Current portion of derivative liability	90,585	110,867
Accrued producer liabilities	75,941	80,698

Total current liabilities	292,191	255,787
Long-term derivative liability	133,102	118,646
Long-term debt, less current portion	1,457,490	1,254,392
Other long-term liability	616	—
Minority interest in Atlas Pipeline Partners, L.P.	1,120,428	1,154,571
Commitments and contingencies
Partners’ capital:
Common limited partners’ interests	74,642	101,785
Accumulated other comprehensive loss	(20,133)	(7,667)

Total partners’ capital	54,509	94,118

	$3,058,336	$2,877,514

See accompanying notes to consolidated financial statements

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Natural gas and liquids	$404,182	$229,891	$1,209,587	$436,859
Transportation, compression and other fees – affiliates	11,916	8,495	32,496	24,673
Transportation, compression and other fees – third parties	12,153	12,948	39,724	33,374
Other income (loss), net	153,880	(9,032)	(247,128)	(39,641)

Total revenue and other income (loss), net	582,131	242,302	1,034,679	455,265

Costs and expenses:
Natural gas and liquids	316,917	174,727	943,561	349,639
Plant operating	16,652	9,108	46,418	18,153
Transportation and compression	4,768	3,555	12,881	9,877
General and administrative	(2,078)	37,359	12,711	51,557
Compensation reimbursement – affiliates	1,175	1,392	3,694	2,820
Depreciation and amortization	22,550	16,176	74,571	29,381
Interest	22,312	24,448	62,909	38,709
Minority interest	2,591	1,376	7,793	1,376
Minority interest in Atlas Pipeline Partners, L.P.	163,239	(22,700)	(122,843)	(44,482)

Total costs and expenses	548,126	245,441	1,041,695	457,030

Net income (loss)	$34,005	$(3,139)	$(7,016)	$(1,765)

Net income (loss) attributable to common limited partners per unit:
Basic	$1.23	$(0.12)	$(0.26)	$(0.08)

Diluted	$1.21	$(0.12)	$(0.26)	$(0.08)

Weighted average common limited partner units outstanding:
Basic	27,658	25,584	27,462	22,611

Diluted	28,120	25,584	27,462	22,611

See accompanying notes to consolidated financial statements

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(in thousands, except unit data)

(Unaudited)

	Common Limited Partners’ Capital		Accumulated Other Comprehensive Loss	Total Partners’ Capital
	Units	$
Balance at January 1, 2008	27,350,370	$101,785	$(7,667)	$94,118
Issuance of common limited partner units	308,109	9,999	—	9,999
Unissued common units under incentive plans	—	2,020	—	2,020
Distributions paid to common limited partners	—	(35,166)	—	(35,166)
Distribution equivalent rights paid on unissued units under incentive plans	—	(289)	—	(289)
Net gain on purchase and sale of subsidiary equity	—	3,309	—	3,309
Other comprehensive loss	—	—	(12,466)	(12,466)
Net income	—	(7,016)	—	(7,016)

Balance at September 30, 2008	27,658,479	$74,642	$(20,133)	$54,509

See accompanying notes to consolidated financial statements

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,016)	$(1,765)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Minority interest in net income (loss) of Atlas Pipeline Partners, L.P	(122,843)	(44,482)
Distributions paid to minority interest limited partners in Atlas Pipeline Partners, L.P.	(101,618)	(38,153)
Depreciation and amortization	74,571	29,381
Non-cash loss (gain) on derivative value, net	(57,009)	39,256
Non-cash compensation expense (income)	(12,254)	38,248
Amortization of deferred finance costs	3,743	6,768
Minority interest	7,793	16,143
Net distributions paid to minority interest holders	(7,905)	—
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and prepaid expenses and other	9,293	(63,005)
Accounts payable and accrued liabilities	37,217	44,178
Accounts payable and accounts receivable – affiliates	9,375	3,581

Net cash provided by (used in) operating activities	(166,653)	30,150

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for acquisitions	31,429	(1,873,703)
Capital expenditures	(246,394)	(76,428)
Other	1,069	(595)

Net cash used in investing activities	(213,896)	(1,950,726)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Atlas Pipeline Partners, L.P. debt	(122,847)	—
Net proceeds from issuance of Atlas Pipeline Partners, L.P. debt	244,854	826,073
Borrowings under credit facility	6,000	25,000
Borrowings under Atlas Pipeline Partners, L.P. credit facility	576,000	197,500
Repayments under Atlas Pipeline Partners, L.P. credit facility	(506,000)	(202,000)
Net proceeds from issuance of common limited partner units	10,007	167,033
Net proceeds from issuance of Atlas Pipeline Partners, L.P. common limited partner units	246,948	946,525
Distributions paid to common limited partners	(35,166)	(16,036)
Other	(6,259)	(807)

Net cash provided by financing activities	413,537	1,943,288

Net change in cash and cash equivalents	32,988	22,712
Cash and cash equivalents, beginning of period	12,129	2,198

Cash and cash equivalents, end of period	$45,117	$24,910

See accompanying notes to consolidated financial statements

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Atlas Pipeline Holdings, L.P. (“Atlas Pipeline Holdings” or the “Partnership”) is a publicly-traded Delaware limited partnership (NYSE: AHD). The Partnership’s wholly-owned subsidiary, Atlas Pipeline Partners GP, LLC (“Atlas Pipeline GP” or “General Partner”), a Delaware limited liability company, is the general partner of Atlas Pipeline Partners, L.P. (“APL” – NYSE: APL). The Partnership’s general partner, Atlas Pipeline Holdings GP, LLC (“Atlas Pipeline Holdings GP”), which does not have an economic interest in the Partnership and is not entitled to receive any distributions from the Partnership, manages the operations and activities of the Partnership and owes a fiduciary duty to the Partnership’s common unitholders. At September 30, 2008, the Partnership had 27,658,479 common limited partnership units outstanding.

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

•	5,754,253 common units of APL, representing approximately 12.5% of the 45,942,808 outstanding common limited partnership units of APL.

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

Atlas America, Inc. and its affiliates (“Atlas America”), a publicly-traded company (NASDAQ: ATLS), owns 100% of Atlas Pipeline Holdings GP, the general partner of the Partnership, and a 64.4% ownership interest in the Partnership at September 30, 2008. In addition to its ownership interest in the Partnership, Atlas America also owns 1,112,000 common limited partnership units of APL, representing a 2.3% ownership interest in it, and a 48.3% ownership interest in Atlas Energy Resources, LLC and subsidiaries (“Atlas Energy”), a publicly-traded company (NYSE: ATN) focused on the development of natural gas and oil in the Appalachian basin. Substantially all of the natural gas APL transports in the Appalachian basin is derived from wells operated by Atlas Energy.

The accompanying consolidated financial statements, which are unaudited except that the balance sheet at December 31, 2007, is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three and nine month periods ended September 30, 2008 may not necessarily be indicative of the results of operations for the full year ending December 31, 2008. Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation.

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

The natural gas industry principally conducts its business by processing actual transactions at the end of the month following the month of delivery. Consequently, the most current month’s financial results were recorded using estimated volumes and commodity market prices. Differences between estimated and actual amounts are recorded in the following month’s financial results. Management believes that the operating results presented for the three and nine months ended September 30, 2008 represent actual results in all material respects (see “– Revenue Recognition” accounting policy for further description).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted average number of common limited partner units – basic	27,658	25,584	27,462	22,611
Add: effect of dilutive unit incentive awards(1)	462	—	—	—

Weighted average number of common limited partner units – diluted	28,120	25,584	27,462	22,611

(1)

For the nine months ended September 30, 2008, approximately 519,000 phantom units were excluded from the computation of diluted net income (loss) per common unit because the inclusion of such units would have been anti-dilutive. For the three and nine months ended September 30, 2007, approximately 521,000 and 196,000 phantom units, respectively, were excluded from the computation of diluted net income (loss) per common unit because the inclusion of such units would have been anti-dilutive.

Minority Interest in Atlas Pipeline Partners, L.P.

The minority interest in APL on the Partnership’s consolidated financial statements reflect the outside ownership interests in APL, which was 86.0% and 84.5% at September 30, 2008 and December 31, 2007, respectively. The minority interests in APL in the Partnership’s consolidated statements of operations is calculated quarterly by multiplying (i) the weighted average APL common limited partner units outstanding held by non-affiliated third parties by (ii) the consolidated net income (loss) per APL common limited partner unit for the respective quarter. The net income (loss) per APL common limited partner unit is calculated by dividing the net income (loss) allocated to common limited partners, after the allocation of net income (loss) to the Partnership as general partner in accordance with the terms of the APL partnership agreement, by the total weighted average APL common limited partner units outstanding. The Partnership’s general partner interest in the net income (loss) of APL is based upon its 2% general partner ownership interest and incentive distributions, with a priority allocation of APL’s net income (loss) in an amount equal to the incentive distributions (see Note 6), in accordance with the APL partnership agreement, and the remaining APL net income (loss) allocated with respect to the general partner’s and APL’s limited partners’ ownership interests. The minority interest in APL liability on the Partnership’s consolidated balance sheets principally reflects the sum of the allocation of APL consolidated net income (loss) to the minority interest in APL and the contributed capital of minority interests through the sale of limited partner units in APL, partially offset by APL quarterly cash distributions to the minority interest owners.

APL’s preferred units are reflected on the Partnership’s consolidated balance sheet as minority interest in APL of $38.2 million and $37.1 million at September 30, 2008, and December 31, 2007, respectively.

During June 2008, the Partnership purchased 278,000, or 3.9%, of the aggregate 7,140,000 APL common limited partner units sold through a public offering and private placement (see Note 4), which reduced the Partnership’s ownership percentage in APL, including its 2% interest as General Partner, to 14.3% from 15.8%. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary” (“SAB No. 51”), the Partnership recorded a premium of $3.3 million as an increase of its limited partners’ capital with a corresponding decrease in minority interest in APL, which represents the difference between the Partnership’s share of the underlying book value in APL before and after the purchase of the common units. During July 2007, the Partnership purchased 3,835,227, or 15.0%, of the 25,568,175 APL common limited partner units sold by APL (see Note 4), which increased the Partnership’s aggregate ownership percentage in APL to 15.9% from 14.3%. The increase in ownership percentage resulted in a SAB No. 51 premium of $34.3 million, which the Partnership recorded as a reduction of its limited partners’ capital with a corresponding increase in minority interest in APL.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$34,005	$(3,139)	$(7,016)	$(1,765)

Other comprehensive income (loss):
Changes in fair value of derivative instruments accounted for as hedges	11,768	(38,072)	(97,481)	(56,193)
Changes in minority interest related to items in other comprehensive income (loss)	(24,265)	21,518	38,635	42,637
Add: adjustment for realized losses reclassified to net income (loss)	10,060	12,850	46,380	23,548

Total other comprehensive income (loss)	(2,437)	(3,704)	(12,466)	9,992

Comprehensive income (loss)	$31,568	$(6,843)	$(19,482)	$8,227

Revenue Recognition

Revenue in APL’s Appalachia segment is principally recognized at the time the natural gas is transported through the gathering systems. Under the terms of APL’s natural gas gathering agreements with Atlas Energy and its affiliates, APL receives fees for gathering natural gas from wells owned by Atlas Energy and by drilling investment partnerships sponsored by Atlas Energy. The fees received for the gathering services under the Atlas Energy agreements are generally the greater of 16% of the gross sales price for natural gas produced from the wells, or $0.35 to $0.40 per thousand cubic feet (“mcf”), depending on the ownership of the well. Substantially all natural gas gathering revenue in the Appalachia segment is derived from these agreements. Fees for transportation services provided to independent third parties whose wells are connected to APL’s Appalachia gathering systems are at separately negotiated prices.

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

APL accrues unbilled revenue due to timing differences between the delivery of natural gas, NGLs, and condensate and the receipt of a delivery statement. This revenue is recorded based upon volumetric data from APL’s records and management estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices (see “–Use of Estimates” accounting policy for further description). APL had unbilled revenues at September 30, 2008 and December 31, 2007 of $85.5 million and $86.8 million, respectively, which are included in accounts receivable and accounts receivable-affiliates within the Partnership’s consolidated balance sheets.

Capitalized Interest

APL capitalizes interest on borrowed funds related to capital projects only for periods that activities are in progress to bring these projects to their intended use. The weighted average rate used to capitalize interest on borrowed funds by APL was 6.3% and 8.1% for the three months ended September 30, 2008 and 2007, respectively, and 6.4% and 8.0% for the nine months ended September 30, 2008 and 2007, respectively. The amount of interest capitalized was $2.0 million and $0.8 million for the three months ended September 30, 2008 and 2007, respectively, and $6.3 million and $1.8 million for the nine months ended September 30, 2008 and 2007, respectively.

Intangible Assets

APL has recorded intangible assets with finite lives in connection with certain consummated acquisitions (see Note 9). The following table reflects the components of intangible assets being amortized at September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007	Estimated Useful Lives In Years
Gross Carrying Amount:
Customer contracts	$12,810	$12,810	8
Customer relationships	222,572	222,572	7-20

	$235,382	$235,382

Accumulated Amortization:
Customer contracts	$(5,409)	$(4,215)
Customer relationships	(29,937)	(11,964)

	$(35,346)	$(16,179)

Net Carrying Amount:
Customer contracts	$7,401	$8,595
Customer relationships	192,635	210,608

	$200,036	$219,203

Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) requires that intangible assets with finite useful lives be amortized over their estimated useful lives. If an intangible asset has a finite useful life, but the precise length of that life is not known, that intangible asset must be amortized over the best estimate of its useful life. At a minimum, APL will assess the useful lives and residual values of all intangible assets on an annual basis to determine if adjustments are required. The estimated useful life for APL’s customer contract intangible assets is based upon the approximate average length of customer contracts in existence at the date of acquisition. The estimated useful life for APL’s customer relationship intangible assets is based upon the estimated average length of non-contracted customer relationships in existence at the date of acquisition. Amortization expense on intangible assets was $6.4 million and $0.6 million for the three months ended September 30, 2008 and 2007, respectively, and $19.2 million and $1.8 million for the nine months ended September 30, 2008 and 2007, respectively. Amortization expense related to intangible assets is estimated to be $25.6 million for each of the next five calendar years commencing in 2009.

Goodwill

At September 30, 2008 and December 31, 2007, APL had $676.9 million and $709.3 million, respectively, of goodwill recorded in connection with consummated acquisitions (see Note 9). The changes in the carrying amount of goodwill for the nine months ended September 30, 2008 and 2007 were as follows (in thousands):

	Nine Months Ended September 30,
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

APL tests its goodwill for impairment at each year end by comparing reporting unit fair values to carrying values. The evaluation of impairment under SFAS No. 142 requires the use of projections, estimates and assumptions as to the future performance of APL’s operations, including anticipated future revenues, expected future operating costs and the discount factor used. Actual results could differ from projections, resulting in revisions to APL’s assumptions and, if required, recognition of an impairment loss. APL’s test of goodwill at December 31, 2007 resulted in no impairment and no impairment indicators have been noted as of September 30, 2008. APL will continue to evaluate its goodwill at least annually and if impairment indicators arise, will reflect the impairment of goodwill, if any, within the Partnership’s consolidated statement of operations for the period in which the impairment is indicated.

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

In March 2008, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships” (“EITF No. 07-4”), an update of EITF No. 03-6, “Participating Securities and the Two-Class Method Under FASB Statement No. 128” (“EITF No. 03-6”). EITF 07-4 considers whether the incentive distributions of a master limited partnership represent a participating security when considered in the calculation of earnings per unit under the two-class method. EITF 07-4 also considers whether the partnership agreement contains any contractual limitations concerning distributions to the incentive distribution rights that would impact the amount of earnings to allocate to the incentive distribution rights for each reporting period. If distributions are contractually limited to the incentive distribution rights’ share of currently designated available cash for distributions as defined under the partnership agreement, undistributed earnings in excess of available cash should not be allocated to the incentive distribution rights. EITF No. 07-4 is effective for fiscal years beginning after December 15, 2008, including interim periods within those fiscal years, and requires retrospective application of the guidance to all periods presented. Early adoption is prohibited. The Partnership currently does not expect the adoption of EITF 07-4 to have an impact on its financial position and results of operations.

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

NOTE 3 – ATLAS PIPELINE HOLDINGS PUBLIC OFFERINGS

In June 2008, the Partnership sold 308,109 common units through a private placement to Atlas America at a price of $32.50 per unit, for net proceeds of approximately $10.0 million. The Partnership utilized the net proceeds from the sale to purchase 278,000 common units of APL (see Note 4), which in turn utilized the proceeds to partially fund the early termination of certain derivative agreements (see Note 10). Following the Partnership’s private placement, Atlas America had a 64.4% ownership interest in the Partnership.

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

NOTE 4 – APL COMMON UNIT EQUITY OFFERINGS

In June 2008, APL sold 5,750,000 common units in a public offering at a price of $37.52 per unit, yielding net proceeds of approximately $206.6 million. Also in June 2008, APL sold 1,112,000 common units to Atlas America and 278,000 common units to the Partnership in a private placement at a net price of $36.02 per unit, resulting in net proceeds of approximately $50.1 million. APL also received a capital contribution from the Partnership of $5.4 million for it to maintain its 2.0% general partner interest in APL. APL utilized the net proceeds from both sales and the capital contribution to fund the early termination of certain derivative agreements (see Note 10).

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

NOTE 5 – APL PREFERRED UNIT EQUITY OFFERING

In March 2006, APL entered into an agreement to sell 30,000 6.5% cumulative convertible preferred units representing limited partner interests to Sunlight Capital Partners, LLC (“Sunlight Capital”), an affiliate of Elliott & Associates, for aggregate gross proceeds of $30.0 million. APL also sold an additional 10,000 6.5% cumulative preferred units to Sunlight Capital for $10.0 million in May 2006, pursuant to its right under the agreement to require Sunlight Capital to purchase such additional units. The APL preferred units were originally entitled to receive dividends of 6.5% per annum commencing in March 2007 and were to have been accrued and paid quarterly on the same date as the distribution payment date for the APL’s common units. In April 2007, APL and Sunlight Capital agreed to amend the terms of the preferred units effective as of that date. The terms of APL’s preferred units were amended to entitle them to receive dividends of 6.5% per annum commencing in March 2008 and to be convertible, at Sunlight Capital’s option, into common units commencing May 8, 2008 at a conversion price equal to the lesser of $43.00 or 95% of the market price of APL’s common units as of the date of the notice of conversion. APL may elect to pay cash rather than issue common units in satisfaction of a conversion request. APL’s preferred limited partner units were convertible into approximately 930,233 APL common limited partner units, subject to limitations within the agreement between the parties, as of September 30, 2008, with an estimated fair value of approximately $23.7 million based upon the market value of APL’s common units as of that date.

APL has the right to call the preferred units at a specified premium. The applicable redemption price under the amended agreement was increased to $53.22. If not converted into APL common units or redeemed prior to May 2010, the APL preferred units will automatically be converted into its common units in accordance with the agreement. In consideration of Sunlight Capital’s consent to the amendment of the preferred units, APL issued $8.5 million of its 8.125% senior unsecured notes due 2015 (see Note 12) to Sunlight Capital. The Partnership recorded the APL senior unsecured notes as long-term debt and a preferred unit dividend within minority interest in APL on its consolidated balance sheet and, during the nine months ended September 30, 2007, reduced minority interest in APL by $3.8 million of this amount, which was the portion deemed to be attributable to the concessions of APL’s common limited partners and its general partner to its preferred unitholder, on its consolidated statements of operations.

APL’s preferred units are reflected on the Partnership’s consolidated balance sheet as minority interest in APL. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 68, “Increasing Rate Preferred Stock,” APL’s preferred units were originally recorded on the consolidated balance sheet at the amount of net proceeds received less an imputed dividend cost. The imputed dividend cost of $2.4 million was the result of the preferred units not having a dividend yield during the first year after their issuance in March 2006 and was amortized in full as of March 2007. As a result of the amended agreement, APL recognized an imputed dividend cost of $2.5 million that was amortized during the year commencing March 2007 and was based upon the present value of the net proceeds received using the 6.5% stated yield. During the nine months ending September 30, 2008, APL amortized the remaining $0.5 million of this imputed dividend cost, which is presented within minority interest in APL in the Partnership’s consolidated statements of operations. APL’s amortization of the imputed dividend cost was $0.6 million and $1.9 million for the three and nine months ended September 30, 2007, respectively, based on the $2.5 million imputed cost during the year commencing March 2007.

Sunlight Capital was entitled to receive the dividends on the preferred units pro rata from the March 2008 commencement date. APL recognized $0.7 million and $1.4 million of preferred dividend cost for the three and nine months ended September 30, 2008, respectively, which is presented within minority interest in APL in the Partnership’s consolidated statements of operations. The preferred dividend cost recognized by APL for the respective periods is associated with the preferred dividends earned during those periods and paid on the scheduled date of APL’s quarterly cash distribution for the respective period (see Note 6). The $0.7 million of preferred unit dividend cost recognized for the three months ended September 30, 2008 is based upon the preferred unit dividend to be paid by APL on November 14, 2008.

NOTE 6 – CASH DISTRIBUTIONS

Partnership Cash Distributions

The Partnership has a cash distribution policy under which it distributes, within 50 days after the end of each quarter, all of its available cash (as defined in the partnership agreement) for that quarter to its common unitholders. Distributions declared by the Partnership for the period from January 1, 2007 through September 30, 2008 were as follows:

Date Cash Distribution Paid	For Quarter Ended	Cash Distribution per Common Limited Partner Unit	Total Cash Distribution to Common Limited Partners
			(in thousands)
February 19, 2007	December 31, 2006	$0.25	$5,275
May 18, 2007	March 31, 2007	$0.25	$5,275
August 17, 2007	June 30, 2007	$0.26	$5,486
November 19, 2007	September 30, 2007	$0.32	$8,752

February 19, 2008	December 31, 2007	$0.34	$9,299
May 20, 2008	March 31, 2008	$0.43	$11,761
August 19, 2008	June 30, 2008	$0.51	$14,106

On October 27, 2008, the Partnership declared a cash distribution of $0.51 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended September 30, 2008. The $14.1 million distribution will be paid on November 19, 2008 to unitholders of record at the close of business on November 10, 2008.

APL Cash Distributions

APL is required to distribute, within 45 days after the end of each quarter, all of its available cash (as defined in its partnership agreement) for that quarter to its common unitholders and the Partnership, as general partner. If APL’s common unit distributions in any quarter exceed specified target levels, the Partnership will receive between 15% and 50% of such distributions in excess of the specified target levels. Distributions declared by APL for the period from January 1, 2007 through September 30, 2008 were as follows:

Date Cash Distribution Paid	For Quarter Ended	APL Cash Distribution per Common Limited Partner Unit	Total APL Cash Distribution to Common Limited Partners	Total APL Cash Distribution to the General Partner
			(in thousands)	(in thousands)
February 14, 2007	December 31, 2006	$0.86	$11,249	$4,193
May 15, 2007	March 31, 2007	$0.86	$11,249	$4,193
August 14, 2007	June 30, 2007	$0.87	$11,380	$4,326
November 14, 2007	September 30, 2007	$0.91	$35,205	$4,498

February 14, 2008	December 31, 2007	$0.93	$36,051	$5,092
May 15, 2008	March 31, 2008	$0.94	$36,450	$7,891
August 14, 2008	June 30, 2008	$0.96	$44,096	$9,308

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

On October 27, 2008, APL declared a cash distribution of $0.96 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended September 30, 2008. The $53.4 million distribution, including $9.3 million to the Partnership for its general partner interest after the allocation of $5.0 million of its incentive distribution rights back to APL, will be paid on November 14, 2008 to unitholders of record at the close of business on November 10, 2008.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment (in thousands):

	September 30, 2008	December 31, 2007	Estimated Useful Lives In Years
Pipelines, processing and compression facilities	$1,880,146	$1,633,454	15 – 40
Rights of way	172,016	168,359	20 – 40
Buildings	8,968	8,919	40
Furniture and equipment	8,654	7,235	3 – 7
Other	16,222	13,307	3 – 10

	2,086,006	1,831,274
Less – accumulated depreciation	(129,763)	(82,613)

	$1,956,243	$1,748,661

In July 2007, APL acquired control of the Chaney Dell and Midkiff/Benedum systems (see Note 9). During the fourth quarter of 2007 and the first quarter of 2008, APL adjusted its preliminary purchase price allocation by adjusting the estimated amounts allocated to goodwill and property, plant, and equipment.

During the nine months ended September 30, 2008, the Partnership recognized charges totaling $8.0 million within depreciation and amortization expense with respect to a write-off of costs related to an APL pipeline expansion project. The costs incurred consisted of a vendor deposit for the manufacture of pipeline which expired in accordance with APL’s contractual arrangement.

NOTE 8 – OTHER ASSETS

The following is a summary of other assets (in thousands):

	September 30, 2008	December 31, 2007
Deferred finance costs, net of accumulated amortization of $15,248 and $11,505 at September 30, 2008 and December 31, 2007, respectively	$26,094	$18,468
Security deposits	1,841	2,498
Other	202	155

	$28,137	$21,121

Deferred finance costs are recorded at cost and amortized over the term of the respective debt agreement (see Note 12). In June 2008, APL recorded $1.2 million for accelerated amortization of deferred financing costs associated with the retirement of a portion of its term loan with a portion of the net proceeds from its issuance of senior notes (see Note 12). In July 2007, APL recorded $5.0 million of accelerated amortization of deferred financing costs associated with the replacement of its previous credit facility with a new facility (see Note 12).

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

In connection with this acquisition, APL reached an agreement with Pioneer, which currently holds a 27.2% undivided joint venture interest in the Midkiff/Benedum system, whereby Pioneer has an option to buy up to an additional 14.6% interest in the Midkiff/Benedum system, which began on June 15, 2008 and ended on November 1, 2008, and up to an additional 7.4% interest beginning on June 15, 2009 and ending on November 1, 2009 (the aggregate 22.0% additional interest can be entirely purchased during the period beginning June 15, 2009 and ending on November 1, 2009). If the option is fully exercised, Pioneer would increase its interest in the system to approximately 49.2%. Pioneer would pay approximately $230 million, subject to certain adjustments, for the additional 22% interest if fully exercised. APL will manage and control the Midkiff/Benedum system regardless of whether Pioneer exercises the purchase options.

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

The following data presents pro forma revenue and net income (loss) for the Partnership for the three and nine months ended September 30, 2008 and 2007 as if APL’s acquisition discussed above, the Partnership’s equity offering in July 2007 (see Note 3), APL’s equity offering in July 2007 (see Note 4), APL’s proceeds of $830.0 million from a senior unsecured term loan (see Note 12), borrowings under its senior secured revolving credit facility (see Note 12) and APL’s April 2007 issuances of senior notes (see Note 5 and 12) had occurred on January 1, 2007. The Partnership has prepared these unaudited pro forma financial results for comparative purposes only. These pro forma financial results may not be indicative of the results that would have occurred if APL and the Partnership had completed this acquisition and these financing transactions at the beginning of the periods shown below or the results that will be attained in the future (in thousands, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Total revenue and other income (loss), net	$582,131	$242,302	$1,034,679	$776,497
Net income (loss)	$34,005	$(2,217)	$(7,016)	$(1,501)
Net income (loss) attributable to common limited partners per unit:
Basic	$1.23	$(0.08)	$(0.26)	$(0.05)

Diluted	$1.21	$(0.08)	$(0.26)	$(0.05)

NOTE 10 – DERIVATIVE INSTRUMENTS

The Partnership and APL use a number of different derivative instruments, principally swaps and options, in connection with their commodity price and interest rate risk management activities. APL enters into financial swap and option instruments to hedge its forecasted natural gas, NGLs and condensate sales against the variability in expected future cash flows attributable to changes in market prices. The Partnership and APL also enter into financial swap instruments to hedge certain portions of their floating interest rate debt against the variability in market interest rates. Swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas, NGLs and condensate is sold or interest payments on the underlying debt instrument is due. Under swap agreements, APL receives or pays a fixed price and receives or remits a floating price based on certain indices for the relevant contract period. Commodity-based option instruments are contractual agreements that grant the right, but not obligation, to purchase or sell natural gas, NGLs and condensate at a fixed price for the relevant contract period.

The Partnership and APL apply the provisions of SFAS No. 133 to their derivative instruments. APL formally documents all relationships between hedging instruments and the items being hedged, including their risk management objective and strategy for undertaking the hedging transactions. This includes matching derivative contracts to the forecasted transactions. Under SFAS No. 133, the Partnership and APL can assess, both at the inception of the derivative and on an ongoing basis, whether the derivative is effective in offsetting changes in the forecasted cash flow of the hedged item. If it is determined that a derivative is not effective as a hedge or that it has ceased to be an effective hedge due to the loss of adequate correlation between the hedging instrument and the underlying item being hedged, the Partnership and APL will discontinue hedge accounting for the derivative and subsequent changes in the derivative fair value, which is determined by the Partnership and APL through the utilization of market data, will be recognized within other income (loss) in the Partnership’s consolidated statements of operations. For APL’s derivatives previously qualifying as hedges, the Partnership recognized the effective portion of changes in fair value in partners’ capital as accumulated other comprehensive income (loss), and reclassified the portion relating to commodity derivatives to natural gas and liquids revenue and the portion relating to interest rate derivatives to interest expense within its consolidated statements of operations as the underlying transactions were settled. For APL’s non-qualifying derivatives and for the ineffective portion of qualifying derivatives, the Partnership recognizes changes in fair value within other income (loss) in its consolidated statements of operations as they occur.

On July 1, 2008, APL elected to discontinue hedge accounting for its existing commodity derivatives which were qualified as hedges under SFAS No. 133. As such, subsequent changes in fair value of these derivatives are recognized immediately within other income (loss) in the Partnership’s consolidated statements of operations. The fair value of these commodity derivative instruments at June 30, 2008, which was recognized in accumulated other comprehensive loss within partners’ capital on the Partnership’s consolidated balance sheet, will be reclassified to the Partnership’s consolidated statements of operations in the future at the time the originally hedged physical transactions effect earnings.

During June and July 2008, APL made net payments of $264.0 million related to the early termination of crude oil derivative contracts that it entered into as proxy hedges for the prices received on the ethane and propane portion of its NGL equity volume. These derivative contracts were put into place simultaneously with APL’s acquisition of the Chaney Dell and Midkiff/Benedum systems in July 2007 and related to production periods ranging from the end of the second quarter of 2008 through the fourth quarter of 2009. During the three and nine months ended September 30, 2008, the Partnership recognized the following derivative activity related to APL’s termination of these derivative instruments (amounts in thousands):

	Early Termination of Derivative Contracts
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net cash derivative expense included within other income (loss), net on the Partnership’s consolidated statements of operations	$(70,258)	$—	$(186,068)	$—
Net cash derivative expense included within natural gas and liquids revenue on the Partnership’s consolidated statements of operations	(1,258)	—	(1,573)	—
Net non-cash derivative income (expense) included within other income (loss), net on the Partnership’s consolidated statements of operations	6,488	—	(39,857)	—
Net non-cash derivative expense included within natural gas and liquids on the Partnership’s consolidated statements of operations	(19,514)	—	(19,514)	—

At September 30, 2008, the Partnership had an interest rate derivative contract having an aggregate notional principal amount of $25.0 million, which were designated as cash flow hedges. Under the terms of agreement, the Partnership will pay an interest rate of 3.01%, plus the applicable margin as defined under the terms of its revolving credit facility (see Note 11), and will receive LIBOR, plus the applicable margin, on the notional principal amounts. This derivative effectively converts $25.0 million of the Partnership’s floating rate debt under the revolving credit facility to fixed-rate debt. The interest rate swap agreement began on May 30, 2008 and expires on May 28, 2010.

At September 30, 2008, APL had interest rate derivative contracts having aggregate notional principal amounts of $450.0 million, which were designated as cash flow hedges. Under the terms of these agreements, APL will pay weighted average interest rates of 3.02%, plus the applicable margin as defined under the terms of its revolving credit facility (see Note 12), and will receive LIBOR, plus the applicable margin, on the notional principal amounts. These derivatives effectively convert $450.0 million of APL’s floating rate debt under its term loan and revolving credit facility to fixed-rate debt. The APL interest rate swap agreements are effective as of September 30, 2008 and expire during periods ranging from January 30, 2010 through April 30, 2010.

The Partnership’s and APL’s derivatives are recorded on the Partnership’s consolidated balance sheet as assets or liabilities at fair value. At September 30, 2008 and December 31, 2007, the Partnership reflected net derivative liabilities on its consolidated balance sheets of $223.6 million and $229.5 million, respectively. Of the $20.1 million of net loss in accumulated other comprehensive loss within partners’ capital on the Partnership’s consolidated balance sheet at September 30, 2008, if the fair values of the instruments remain at current market values, the Partnership will reclassify $10.2 million of losses to the Partnership’s consolidated statements of operations over the next twelve month period, all consisting of losses to natural gas and liquids revenue. Aggregate losses of $9.9 million will be reclassified to the Partnership’s consolidated statements of operations in later periods, consisting of $10.0 million of losses to natural gas and liquids revenue and a $0.1 million gain to interest expense. Actual amounts that will be reclassified will vary as a result of future price changes.

On June 3, 2007, APL signed definitive agreements to acquire control of the Chaney Dell and Midkiff/Benedum systems (see Note 9). In connection with certain additional agreements entered into to finance this transaction, APL agreed as a condition precedent to closing that it would hedge 80% of its projected natural gas, NGL and condensate production volume for no less than three years from the closing date of the transaction. During June 2007, APL entered into derivative instruments to hedge 80% of the projected production of the Anadarko Assets to be acquired as required under the financing agreements. The production volume of the Anadarko Assets to be acquired was not considered to be “probable forecasted production” under SFAS No. 133 at the date these derivatives were entered into because the acquisition of the Anadarko Assets had not yet been completed. Accordingly, APL recognized the instruments as non-qualifying for hedge accounting at inception with subsequent changes in the derivative value recorded within other income (loss) in the Partnership’s consolidated statements of operations. The Partnership recognized a non-cash loss of $18.8 million related to the change in value of derivatives entered into specifically for the Chaney Dell and Midkiff/Benedum systems from the time the derivative instruments were entered into to the date of closing of the acquisition during the year ended December 31, 2007. Upon closing of the acquisition in July 2007, the production volume of the Anadarko Assets acquired was considered “probable forecasted production” under SFAS No. 133. APL designated many of these instruments as cash flow hedges and evaluated these derivatives under the cash flow hedge criteria in accordance with SFAS No. 133.

The following table summarizes the Partnership’s and APL’s cumulative derivative activity for the periods indicated (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Loss from cash settlement of qualifying hedge instruments(1)	$(27,419)	$(12,850)	$(78,214)	$(23,548)
Gain/(loss) from change in market value of non-qualifying derivatives(2)	(190,013)	(15,595)	17,919	(35,731)
Gain/(loss) from change in market value of ineffective portion of qualifying derivatives(2)	(44,997)	7,164	(41,271)	(3,526)
Loss from cash settlement of non-qualifying derivatives(2)	(84,207)	(3,037)	(280,696)	(3,037)
Loss from cash settlement of interest rate derivatives(3)	(708)	—	(915)	—

(1)	Included within natural gas and liquids revenue on the Partnership’s consolidated statements of operations.
(2)	Included within other income (loss), net on the Partnership’s consolidated statements of operations.
(3)	Included within interest expense on the Partnership’s consolidated statements of operations.

As of September 30, 2008, the Partnership had the following interest rate derivatives:

Interest Fixed-Rate Swap

Term	Notional Amount	Type	Contract Period Ended December 31,	Fair Value Asset/(Liability)(1)
				(in thousands)
May 2008 - May 2010	$25,000,000	Pay 3.01% — Receive LIBOR	2008	$46
			2009	(4)
			2010	40

				$82

(1)	Fair value based on independent, third-party statements, supported by observable levels at which transactions are executed in the marketplace.

As of September 30, 2008, APL had the following interest rate and commodity derivatives, including derivatives that do not qualify for hedge accounting:

Interest Fixed-Rate Swap

Term	Notional Amount	Type	Contract Period Ended December 31,	Fair Value Asset/(Liability)(1)
				(in thousands)
January 2008 - January 2010	$200,000,000	Pay 2.88% — Receive LIBOR	2008	$413
			2009	238
			2010	65

				$716

April 2008 - April 2010	$250,000,000	Pay 3.14% — Receive LIBOR	2008	$365
			2009	(339)
			2010	197

				$223

Natural Gas Liquids Sales – Fixed Price Swaps

Production Period Ended December 31,	Volumes	Average Fixed Price	Fair Value Liability(2)
	(gallons)	(per gallon)	(in thousands)
2008	7,434,000	$0.697	$(3,642)
2009	8,568,000	$0.746	(3,607)

			$(7,249)

Crude Oil Sales Options (associated with NGL volume)

Production Period Ended December 31,	Crude Volume	Associated NGL Volume	Average Crude Strike Price	Fair Value Asset/(Liability)(3)	Option Type
	(barrels)	(gallons)	(per barrel)	(in thousands)
2008	536,400	29,972,124	$70.16	$110	Puts purchased
2008	126,000	11,219,040	$127.55	(3,531)	Puts sold(4)
2008	126,000	11,219,040	$140.00	65	Calls purchased(4)
2008	473,400	25,764,984	$80.13	(10,104)	Calls sold
2009	1,584,000	85,038,534	$80.00	2,372	Puts purchased
2009	304,200	27,085,968	$126.05	(9,082)	Puts sold(4)
2009	304,200	27,085,968	$143.00	1,026	Calls purchased(4)
2009	2,121,600	114,072,336	$81.01	(51,161)	Calls sold
2010	3,127,500	202,370,490	$81.09	(90,981)	Calls sold
2010	714,000	45,415,440	$120.00	8,966	Calls purchased(4)
2011	606,000	32,578,560	$95.56	(13,597)	Calls sold
2011	252,000	13,547,520	$120.00	3,462	Calls purchased(4)
2012	450,000	24,192,000	$97.10	(9,981)	Calls sold
2012	180,000	9,676,800	$120.00	2,629	Calls purchased(4)

				$(169,807)

Natural Gas Sales – Fixed Price Swaps

Production Period Ended December 31,	Volumes	Average Fixed Price	Fair Value Asset/(Liability)(3)
	(mmbtu)(5)	(per mmbtu)(5)	(in thousands)
2008	1,371,000	$8.823	$1,722
2009	5,724,000	$8.611	2,667
2010	4,560,000	$8.526	(269)
2011	2,160,000	$8.270	(583)
2012	1,560,000	$8.250	(251)

			$3,286

Natural Gas Basis Sales

Production Period Ended December 31,	Volumes	Average Fixed Price	Fair Value Asset(3)
	(mmbtu)(5)	(per mmbtu)(5)	(in thousands)
2008	1,371,000	$(0.744)	$2,042
2009	5,724,000	$(0.558)	1,599
2010	4,560,000	$(0.622)	732
2011	2,160,000	$(0.664)	217
2012	1,560,000	$(0.601)	97

			$4,687

Natural Gas Purchases – Fixed Price Swaps

Production Period Ended December 31,	Volumes	Average Fixed Price		Fair Value Asset/(Liability)(3)
	(mmbtu)(5)	(per mmbtu)(5)		(in thousands)
2008	4,065,000	$8.274	(6)	$(5,622)
2009	15,564,000	$8.680		(8,329)
2010	8,940,000	$8.580		196
2011	2,160,000	$8.270		583
2012	1,560,000	$8.250		251

				$(12,921)

Natural Gas Basis Purchases

Production Period Ended December 31,	Volumes	Average Fixed Price	Fair Value Liability(3)
	(mmbtu)(5)	(per mmbtu)(5)	(in thousands)
2008	4,065,000	$(1.114)	$(6,761)
2009	15,564,000	$(0.654)	(5,362)
2010	8,940,000	$(0.600)	(2,118)
2011	2,160,000	$(0.700)	(50)
2012	1,560,000	$(0.610)	(49)

			$(14,340)

Ethane Put Options

Production Period Ended December 31,	Associated NGL Volume	Average Crude Strike Price	Fair Value Asset(2)	Option Type
	(gallons)	(per gallon)	(in thousands)
2008	7,560,000	$0.7885	$399	Puts purchased
2009	16,254,000	$0.6928	196	Puts purchased

			$595

Propane Put Options

Production Period Ended December 31,	Associated NGL Volume	Average Crude Strike Price	Fair Value Asset(2)	Option Type
	(gallons)	(per gallon)	(in thousands)
2008	8,946,000	$1.4752	$174	Puts purchased
2009	23,310,000	$1.3935	368	Puts purchased

			$542

Crude Oil Sales

Production Period Ended December 31,	Volumes	Average Fixed Price	Fair Value Liability(3)
	(barrels)	(per barrel)	(in thousands)
2008	14,100	$60.569	$(563)
2009	33,000	$62.700	(1,305)

			$(1,868)

Crude Oil Sales Options

Production Period Ended December 31,	Volumes	Average Strike Price	Fair Value Asset/(Liability)(3)	Option Type
	(barrels)	(per barrel)	(in thousands)
2008	69,000	$68.000	$10	Puts purchased
2008	69,000	$78.055	(1,589)	Calls sold
2009	168,000	$90.000	253	Puts purchased
2009	306,000	$80.017	(13,525)	Calls sold
2010	234,000	$83.027	(9,382)	Calls sold
2011	72,000	$87.296	(1,938)	Calls sold
2012	48,000	$83.944	(1,380)	Calls sold

			$(27,551)

Total net liability			$(223,605)

(1)	Fair value based on independent, third-party statements, supported by observable levels at which transactions are executed in the marketplace.
(2)	Fair value based upon management estimates, including forecasted forward NGL prices as a function of forward NYMEX natural gas, light crude and propane prices.
(3)	Fair value based on forward NYMEX natural gas and light crude prices, as applicable.
(4)

Puts sold and calls purchased in 2008 and 2009 represent costless collars entered into by APL as offsetting positions for the calls sold related to ethane and propane production. In addition, calls were purchased by APL for 2010 through 2012 to offset positions for calls sold. These offsetting positions were entered into to limit the loss which could be incurred if crude oil prices continued to rise.

(5)	Mmbtu represents million British Thermal Units.
(6)	Includes APL’s premium received from its sale of an option for it to sell 234,000 mmbtu of natural gas for the year ended December 31, 2008 at $18.00 per mmbtu.

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Partnership uses the fair value methodology outlined in SFAS No. 157 to value the assets and liabilities for its respective outstanding derivative contracts (see Note 10). The Partnership’s and APL’s derivative contracts are defined as Level 2, with the exception of APL’s NGL fixed price swaps and crude oil options. APL’s Level 2 commodity hedges are calculated based on observable market data related to the change in price of the underlying commodity. The Partnership’s and APL’s interest rate derivative contracts are valued using a LIBOR rate-based forward price curve model, and are therefore defined as Level 2. Valuations for APL’s NGL fixed price swaps are based on a forward price curve modeled on a regression analysis of natural gas, crude oil, and propane prices, and therefore are defined as Level 3. Valuations for APL’s crude oil options (including those associated with NGL sales) are based on forward price curves developed by the related financial institution based upon current quoted prices for crude oil futures, and therefore are defined at Level 3. In accordance with SFAS No. 157, the following table represents the Partnership’s assets and liabilities recorded at fair value as of September 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Commodity–based derivatives	$—	$(21,154)	$(203,472)	$(224,626)
Interest rate swap–based derivatives	—	1,021	—	1,021

Total	$—	$(20,133)	$(203,472)	$(223,605)

APL’s Level 3 fair value amount relates to its derivative contracts on NGL fixed price swaps and crude oil options. The following table provides a summary of changes in fair value of APL’s Level 3 derivative instruments as of September 30, 2008 (in thousands):

	NGL Fixed Price Swaps	Crude Oil Sales Options (assoc. with NGL Volume)	Crude Oil Sales Options	Total
Balance – December 31, 2007	$(33,624)	$(24,740)	$(145,418)	$(203,782)
New options contracts	—	262	7,134	7,396
Cash settlements from unrealized gain (loss)(1)	(168)	1,871	254,511	256,214
Cash settlements from other comprehensive income (1)	27,057	10,664	83,645	121,366
Net change in unrealized gain (loss) (2)	8,173	19,831	(219,637)	(191,633)
Deferred option premium recognition	—	228	403	631
Net change in other comprehensive loss	(8,687)	(35,667)	(149,310)	(193,664)

Balance – September 30, 2008	$(7,249)	$(27,551)	$(168,672)	$(203,472)

(1)	Included within natural gas and liquids revenue on the Partnership’s consolidated statements of operations.
(2)	Included within other income (loss), net on the Partnership’s consolidated statements of operations.

NOTE 12 – DEBT

Total debt consists of the following (in thousands):

	September 30, 2008	December 31, 2007
Revolving credit facility	$31,000	$25,000
APL revolving credit facility	175,000	105,000
APL term loan	707,180	830,000
APL 8.125% senior notes – due 2015	294,310	294,392
APL 8.75% senior notes – due 2018	250,000	—
Other APL debt	8	34

	1,457,498	1,254,426
Less current maturities	(8)	(34)

Total long term debt	$1,457,490	$1,254,392

Atlas Pipeline Holdings Credit Facility

At September 30, 2008, the Partnership, with Atlas Pipeline GP as guarantor, had a $50.0 million revolving credit facility with a syndicate of banks. At September 30, 2008, the Partnership had $31.0 million outstanding under its revolving credit facility, which was utilized to fund its capital contribution to APL to maintain its 2.0% general partner interest, underwriter fees and other transaction costs related to its July 2007 private placement of common units (see Note 3). The Partnership’s credit facility matures in April 2010 and bears interest, at its option, at either (i) adjusted LIBOR (plus the applicable margin, as defined in the credit facility) or (ii) the higher of the federal funds rate plus 0.5% or the Wachovia Bank, National Association prime rate (each plus the applicable margin). The weighted average interest rate on the outstanding credit facility borrowings at September 30, 2008 was 6.0%. Borrowings under the Partnership’s credit facility are secured by a first-priority lien on a security interest in all of the Partnership’s assets, including a pledge of Atlas Pipeline GP’s interests in APL, and are guaranteed by Atlas Pipeline GP and the Partnership’s other subsidiaries (excluding APL and its subsidiaries). The Partnership’s credit facility contains customary covenants, including restrictions on its ability to incur additional indebtedness; make certain acquisitions, loans or investments; make distribution payments to the Partnership’s unitholders if an event of default exists or would result from such distribution; or enter into a merger or sale of substantially all of the Partnership’s property or assets, including the sale or transfer of interests in its subsidiaries. The Partnership is in compliance with these covenants as of September 30, 2008.

The events which constitute an event of default under the Partnership’s credit facility are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreements, adverse judgments against the Partnership in excess of a specified amount, a change of control of Atlas America, the Partnership’s general partner or any other obligor, and termination of a material agreement and occurrence of a material adverse effect. The Partnership’s credit facility requires it to maintain a combined leverage ratio, defined as the ratio of the sum of (i) the Partnership’s funded debt (as defined in its credit facility) and (ii) APL’s funded debt (as defined in APL’s credit facility) to APL’s EBITDA (as defined in APL’s credit facility) of not more than 5.5 to 1.0. In addition, the Partnership’s credit facility requires it to maintain a funded debt (as defined in its credit facility) to EBITDA ratio of not more than 3.5 to 1.0; and an interest coverage ratio (as defined in its credit facility) of not less than 3.0 to 1.0. The Partnership’s credit facility defines EBITDA for any period of four fiscal quarters as the sum of (i) four times the amount of cash distributions payable with respect to the last fiscal quarter in such period by APL to the Partnership in respect of the Partnership’s general partner interest, limited partner interest and incentive distribution rights in APL and (ii) the Partnership’s consolidated net income (as defined in its credit facility and as adjusted as provided in its credit facility). As of September 30, 2008, the Partnership’s combined leverage ratio was 5.0 to 1.0, its funded debt to EBITDA was 0.5 to 1.0, and its interest coverage ratio was 34.1 to 1.0.

The Partnership may borrow under its credit facility (i) for general business purposes, including for working capital, to purchase debt or limited partnership units of APL, to fund general partner contributions from the Partnership to APL and to make permitted acquisitions, (ii) to pay fees and expenses related to its credit facility and (iii) for letters of credit.

APL Term Loan and Credit Facility

At September 30, 2008, APL had a senior secured credit facility with a syndicate of banks which consisted of a term loan which matures in July 2014 and a $380.0 million revolving credit facility which matures in July 2013. Borrowings under APL’s credit facility bear interest, at APL’s option, at either (i) adjusted LIBOR plus the applicable margin, as defined, or (ii) the higher of the federal funds rate plus 0.5% or the Wachovia Bank prime rate (each plus the applicable margin). The weighted average interest rate on the outstanding APL revolving credit facility borrowings at September 30, 2008 was 4.9%, and the weighted average interest rate on the outstanding APL term loan borrowings at September 30, 2008 was 6.2%. Up to $50.0 million of the credit facility may be utilized for letters of credit, of which $8.1 million was outstanding at September 30, 2008. These outstanding letter of credit amounts were not reflected as borrowings on the Partnership’s consolidated balance sheet.

In June 2008, APL entered into an amendment to its revolving credit facility and term loan agreement to revise the definition of “Consolidated EBITDA” to provide for the add-back of charges relating to APL’s early termination of certain derivative contracts (see Note 10) in calculating its Consolidated EBITDA. Pursuant to this amendment, in June 2008, APL repaid $122.8 million of its outstanding term loan and repaid $120.0 million of outstanding borrowings under the credit facility with proceeds from its issuance of $250.0 million of 10-year, 8.75% senior unsecured notes (see “—Senior Notes”). Additionally, pursuant to this amendment, in June 2008 APL’s lenders increased their commitments for its revolving credit facility by $80.0 million to $380.0 million.

Borrowings under the APL credit facility are secured by a lien on and security interest in all of APL’s property and that of its subsidiaries, except for the assets owned by the Chaney Dell and Midkiff/Benedum joint ventures, and by the guaranty of each of its consolidated subsidiaries other than the joint venture companies. The credit facility contains customary covenants, including restrictions on APL’s ability to incur additional indebtedness; make certain acquisitions, loans or investments; make distribution payments to its unitholders if an event of default exists; or enter into a merger or sale of assets, including the sale or transfer of interests in its subsidiaries. APL is in compliance with these covenants as of September 30, 2008. Mandatory prepayments of the amounts borrowed under the term loan portion of the credit facility are required from the net cash proceeds of debt issuances, and of dispositions of assets that exceed $50.0 million in the aggregate in any fiscal year that are not reinvested in replacement assets within 360 days. In connection with the new credit facility, APL agreed to remit an underwriting fee to the lead underwriting bank of the credit facility of 0.75% of the aggregate principal amount of the term loan outstanding on January 23, 2008. In January 2008, APL and the underwriting bank agreed to extend the agreement through June 30, 2008. In June 2008, APL and the underwriting bank agreed to extend the agreement through November 30, 2008 and amend the underwriting fee to be 0.50% of the aggregate principal amount of the term loan outstanding as of that date.

The events which constitute an event of default for APL’s credit facility are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreements, adverse judgments against APL in excess of a specified amount, and a change of control of APL’s General Partner. APL’s credit facility requires the Partnership to maintain a ratio of funded debt (as defined in the credit facility) to EBITDA (as defined in the credit facility) ratio of not more than 5.25 to 1.0, and an interest coverage ratio (as defined in the credit facility) of not less than 2.75 to 1.0. During a Specified Acquisition Period (as defined in the credit facility), for the first 2 full fiscal quarters subsequent to the closing of an acquisition with total consideration in excess of $75.0 million, the ratio of funded debt to EBITDA will be permitted to step up to 5.75 to 1.0. As of September 30, 2008, APL’s ratio of funded debt to EBITDA was 4.9 to 1.0 and its interest coverage ratio was 3.6 to 1.0.

APL is unable to borrow under its credit facility to pay distributions of available cash to unitholders because such borrowings would not constitute “working capital borrowings” pursuant to its partnership agreement.

APL Senior Notes

At September 30, 2008, APL had $250.0 million principal amount outstanding of 8.75% senior unsecured notes due on June 15, 2018 (“APL 8.75% Senior Notes”) and $293.5 million principal amount outstanding of 8.125% senior unsecured notes due on December 15, 2015 (“APL 8.125% Senior Notes”; collectively, the “APL Senior Notes”). The APL 8.125% Senior Notes are

presented combined with $0.8 million of unamortized premium received as of September 30, 2008. The APL 8.75% Senior Notes were issued on June 27, 2008 in a private placement transaction pursuant to Rule 144A and Regulation S under the Securities Act of 1933 for net proceeds of $244.9 million, after underwriting commissions and other transaction costs. Interest on the APL Senior Notes in the aggregate is payable semi-annually in arrears on June 15 and December 15. The APL Senior Notes are redeemable at any time at certain redemption prices, together with accrued and unpaid interest to the date of redemption. Prior to June 15, 2011, APL may redeem up to 35% of the aggregate principal amount of the APL 8.75% Senior Notes with the proceeds of certain equity offerings at a stated redemption price. A similar redemption option exists prior to December 15, 2008 with respect to the 8.125% Senior Notes. The Senior Notes in the aggregate are also subject to repurchase by APL at a price equal to 101% of their principal amount, plus accrued and unpaid interest, upon a change of control or upon certain asset sales if APL does not reinvest the net proceeds within 360 days. The APL Senior Notes are junior in right of payment to APL’s secured debt, including APL’s obligations under its Credit Facility.

Indentures governing the APL Senior Notes in the aggregate contain covenants, including limitations of APL’s ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of its assets. APL is in compliance with these covenants as of September 30, 2008.

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

APL is a party to various routine legal proceedings arising out of the ordinary course of its business. Management of the Partnership believes that the ultimate resolution of these actions, individually or in the aggregate, will not have a material adverse effect on its financial condition or results of operations.

As of September 30, 2008, APL is committed to expend approximately $153.9 million on pipeline extensions, compressor station upgrades and processing facility upgrades.

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

The Partnership’s Long-Term Incentive Plan

The Partnership has a Long-Term Incentive Plan (“LTIP”), which provides performance incentive awards to officers, employees and board members and employees of its affiliates, consultants and joint-venture partners (collectively, the “Participants”) who perform services for the Partnership. The Partnership’s LTIP is administered by a committee (the “LTIP Committee”), appointed by the Partnership’s board. Under the Partnership’s LTIP, phantom units and/or unit options may be granted, at the discretion of the Partnership’s LTIP Committee, to all or designated Participants, at the discretion of the Partnership’s LTIP Committee. The Partnership’s LTIP Committee may grant such awards of either phantom units or unit options for an aggregate of 2,100,000 common limited partner units. At September 30, 2008, the Partnership had 1,440,475 phantom units and unit options outstanding under the Partnership’s LTIP, with 659,150 phantom units and unit options available for grant.

Partnership Phantom Units. A phantom unit entitles a Participant to receive a common unit of the Partnership, without payment of an exercise price, upon vesting of the phantom unit or, at the discretion of the Partnership’s LTIP Committee, cash equivalent to the then fair market value of a common limited partner unit of the Partnership. In tandem with phantom unit grants, the Partnership’s LTIP Committee may grant a Participant a distribution equivalent right (“DER”), which is the right to receive cash per phantom unit in an amount equal to, and at the same time as, the cash distributions the Partnership makes on a common unit during the period such phantom unit is outstanding. The Partnership’s LTIP Committee will determine the vesting period for phantom units. Through September 30, 2008, phantom units granted under the LTIP generally will vest 25% three years from the date of grant and 100% four years from the date of grant. The vesting of awards may also be contingent upon the attainment of predetermined performance targets, which could increase or decrease the actual award settlement, as determined by the Partnership’s LTIP Committee, although no awards currently outstanding contain any such provision. Awards will automatically vest upon a change of control of the Partnership, as defined in the Partnership’s LTIP. Of the phantom units outstanding under the Partnership’s LTIP at September 30, 2008, 675 units will vest within the following twelve months. All phantom units outstanding under the Partnership’s LTIP at September 30, 2008 include DERs granted to the Participants by the Partnership’s LTIP Committee. The amount paid with respect to the Partnership’s LTIP DERs was $0.1 million for both the three months ended September 30, 2008 and 2007 and $0.3 million and $0.2 million for the nine months ended September 30, 2008 and 2007, respectively. This amount was recorded as a reduction of partners’ capital on the Partnership’s consolidated balance sheet.

The following table sets forth the Partnership’s LTIP phantom unit activity for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Outstanding, beginning of period	225,475	220,000	220,825	220,492
Granted(1)	—	—	4,650	—
Unit Adjustment	—	—	—	(492)
Matured	—	—	—	—
Forfeited	—	—	—	—

Outstanding, end of period(2)	225,475	220,000	225,475	220,000

Non-cash compensation expense recognized (in thousands)	$354	$385	$1,092	$1,224

(1)

The weighted average price for phantom unit awards on the date of grant, which is utilized in the calculation of compensation expense and does not represent an exercise price to be paid by the recipient, was $32.28 for the nine months ended September 30, 2008, respectively. There were no grants of phantom units during the three months ended September 30, 2008 and 2007, and the nine months ended September 30, 2007.

(2)	The aggregate intrinsic value for phantom unit awards outstanding as of September 30, 2008 was $5.4 million.

At September 30, 2008, the Partnership had approximately $2.6 million of unrecognized compensation expense related to unvested phantom units outstanding under its LTIP based upon the fair value of the awards.

Partnership Unit Options. A unit option entitles a Participant to receive a common unit of the Partnership upon payment of the exercise price for the option after completion of vesting of the unit option. The exercise price of the unit option may be equal to or more than the fair market value of the Partnership’s common unit as determined by the Partnership’s LTIP Committee on the date of grant of the option. The Partnership’s LTIP Committee also shall determine how the exercise price may be paid by the Participant. The Partnership’s LTIP Committee will determine the vesting and exercise period for unit options. Unit option awards expire

10 years from the date of grant. Through September 30, 2008, unit options granted under the Partnership’s LTIP generally will vest 25% three years from the date of grant and 100% four years from the date of grant. The vesting of awards may also be contingent upon the attainment of predetermined performance targets, which could increase or decrease the actual award settlement, as determined by the Partnership’s LTIP Committee, although no awards currently outstanding contain any such provision. Awards will automatically vest upon a change of control of the Partnership, as defined in the Partnership’s LTIP. There are no unit options outstanding under the Partnership’s LTIP at September 30, 2008 that will vest within the following twelve months. The following table sets forth the LTIP unit option activity for the periods indicated:

	Three Months Ended September 30,
	2008		2007
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of period	1,215,000	$22.56	1,215,000	$22.56
Granted	—	—	—	—
Matured	—	—	—	—
Forfeited	—	—	—	—

Outstanding, end of period(1)(2)	1,215,000	$22.56	1,215,000	$22.56

Options exercisable, end of period(3)	—	—	—	—

Non-cash compensation expense recognized (in thousands)	$309		$309

	Nine Months Ended September 30,
	2008		2007
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of period	1,215,000	$22.56	1,215,000	$22.56
Granted	—	—	—	—
Matured	—	—	—	—
Forfeited	—	—	—	—

Outstanding, end of period(1)(2)	1,215,000	$22.56	1,215,000	$22.56

Options exercisable, end of period(3)	—	—	—	—

Non-cash compensation expense recognized (in thousands)	$928		$928

(1)	The weighted average remaining contractual life for outstanding options at September 30, 2008 was 8.1 years.
(2)	The aggregate intrinsic value of options outstanding at September 30, 2008 was approximately $1.9 million.
(3)	There were no options exercised during the three and nine months ended September 30, 2008 and 2007.

At September 30, 2008, the Partnership had approximately $2.2 million of unrecognized compensation expense related to unvested unit options outstanding under the Partnership’s LTIP based upon the fair value of the awards.

APL Long-Term Incentive Plan

APL has a Long-Term Incentive Plan (“APL LTIP”), in which officers, employees and non-employee managing board members of the General Partner and employees of the General Partner’s affiliates and consultants are eligible to participate. The APL LTIP is administered by a committee (the “APL LTIP Committee”) appointed by the Partnership’s managing board. The APL LTIP Committee may make awards of either phantom units or unit options for an aggregate of 435,000 common units. Only phantom units have been granted under the APL LTIP through September 30, 2008.

A phantom unit entitles a grantee to receive a common unit, without payment of an exercise price, upon vesting of the phantom unit or, at the discretion of the APL LTIP Committee, cash equivalent to the fair market value of an APL common unit. In addition, the APL LTIP Committee may grant a participant a DER, which is the right to receive cash per phantom unit in an amount equal to, and at the same time as, the cash distributions APL makes on a common unit during the period the phantom unit is outstanding. A unit option entitles the grantee to purchase APL’s common limited partner units at an exercise price determined by the APL LTIP Committee at its discretion. The APL LTIP Committee also has discretion to determine how the exercise price may be paid by the participant. Except for phantom units awarded to non-employee managing board members of the Partnership, the APL LTIP Committee will determine the vesting period for phantom units and the exercise period for options. Through September 30, 2008, phantom units granted under the APL LTIP generally had vesting periods of four years. The vesting of awards may also be contingent upon the attainment of predetermined performance targets, which could increase or decrease the actual award settlement, as determined by the APL LTIP Committee, although no awards currently outstanding contain any such provision. Phantom units awarded to non-employee managing board members will vest over a four year period. Awards will automatically vest upon a change of control, as defined in the APL LTIP. Of the units outstanding under the APL LTIP at September 30, 2008, 55,103 units will vest within the following twelve months. All units outstanding under the APL LTIP at September 30, 2008 include DERs granted to the participants by the APL LTIP Committee. The amounts paid with respect to APL LTIP DERs were $0.1 million and $0.2 million for the three month periods ended September 30, 2008 and 2007, respectively, and $0.4 million and $0.5 million for the nine month periods ended September 30, 2008 and 2007, respectively. These amounts were recorded as reductions of minority interest in APL on the Partnership’s consolidated balance sheet.

The following table sets forth the APL LTIP phantom unit activity for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Outstanding, beginning of period	149,923	184,162	129,746	159,067
Granted(1)	—	—	54,296	25,095
Matured(2)	(10,860)	(38,401)	(44,229)	(38,401)
Forfeited	(1,000)	(1,000)	(1,750)	(1,000)

Outstanding, end of period(3)	138,063	144,761	138,063	144,761

Non-cash compensation expense recognized (in thousands)	$600	$592	$1,783	$2,466

(1)	The weighted average price for phantom unit awards on the date of grant, which is utilized in the calculation of compensation expense and does not represent an exercise price to be paid by the recipient, were $44.43 and $50.09 for awards granted for the nine months ended September 30, 2008 and 2007, respectively. There were no awards granted for the three months ended September 30, 2008 and 2007, respectively.
(2)	The intrinsic values for phantom unit awards exercised during the three and nine months ended September 30, 2008 were approximately $0.4 million and $1.8 million, respectively. The intrinsic value for phantom unit awards exercised during both the three and nine months ended September 30, 2007 was approximately $2.0 million.
(3)	The aggregate intrinsic value for phantom unit awards outstanding as of September 30, 2008 was $3.5 million.

At September 30, 2008, APL had approximately $2.7 million of unrecognized compensation expense related to unvested phantom units outstanding under the APL LTIP based upon the fair value of the awards.

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

APL recognized a reduction of compensation expense of $13.3 million and expense of $31.2 million for the three months ended September 30, 2008 and 2007, respectively, and a reduction of expense of $16.1 million and expense of $33.6 million for the nine months ended September 30, 2008 and 2007, respectively, related to the vesting of awards under these incentive compensation agreements. The non-cash compensation expense adjustments for the three and nine months ended September 30, 2008 were principally attributable to changes in APL’s common unit market price, which is utilized in the estimation of its non-cash compensation expense for these awards, at September 30, 2008 when compared with APL’s common unit market price at earlier periods and adjustments based upon the achievement of actual financial performance targets through September 30, 2008. The vesting period for such awards concluded on September 30, 2007. APL’s management anticipates that adjustments will be recorded in future periods with respect to the awards under the incentive compensation agreements based upon the actual financial performance of the assets in future periods in comparison to their estimated performance and the movement in the market value of APL’s common units. Based upon APL management’s estimate of the probable outcome of the performance targets at September 30, 2008, 924,978 common unit awards are ultimately expected to be issued under these agreements during the year ended December 31, 2009, which represents the total amount of common units expected to be issued under the incentive compensation agreements. APL follows SFAS No. 123(R) and recognized compensation expense related to these awards based upon the fair value method.

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

APL’s partnership agreement provides that the Partnership will determine the costs and expenses that are allocable to APL in any reasonable manner determined by the Partnership at its sole discretion. APL reimbursed the Partnership and its affiliates $1.2 million and $1.4 million for the three months ended September 30, 2008 and 2007, respectively, and $3.7 million and $2.8 million for the nine months ended September 30, 2008 and 2007, respectively, for compensation and benefits related to their executive officers. For the three months ended September 30, 2008 and 2007, direct reimbursements were $20.8 million and $6.2 million, respectively, and $42.3 million and $18.5 million for the nine months ended September 30, 2008 and 2007, respectively, including certain costs that have been capitalized by APL. The Partnership believes that the method utilized in allocating costs to APL is reasonable.

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

The following summarizes the Partnership’s reportable segment data for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Mid-Continent
Revenue:
Natural gas and liquids	$403,064	$229,511	$1,206,386	$436,479
Transportation, compression and other fees	11,769	12,793	38,772	33,183
Other income (loss), net	153,802	(9,133)	(247,413)	(39,918)

Total revenue and other income (loss), net	568,635	233,171	997,745	429,744

Costs and expenses:
Natural gas and liquids	316,365	174,471	942,022	349,383
Plant operating	16,652	9,108	46,418	18,153
Transportation and compression	1,885	1,943	5,039	5,443
General and administrative	(4,494)	34,806	5,013	43,506
Depreciation and amortization	20,873	14,992	69,968	26,007
Minority interest	2,591	1,376	7,793	1,376

Total costs and expenses	353,872	236,696	1,076,253	443,868

Segment profit (loss)	$214,763	$(3,525)	$(78,508)	$(14,124)

Appalachia
Revenue:
Natural gas and liquids	$1,118	$380	$3,201	$380
Transportation, compression and other fees – affiliates	11,916	8,494	32,496	24,673
Transportation, compression and other fees – third parties	384	156	952	191
Other income	73	99	273	264

Total revenue and other income	13,491	9,129	36,922	25,508

Costs and expenses:
Natural gas and liquids	552	256	1,539	256
Transportation and compression	2,883	1,612	7,842	4,434
General and administrative	1,361	1,505	4,368	4,025
Depreciation and amortization	1,677	1,184	4,603	3,374

Total costs and expenses	6,473	4,557	18,352	12,089

Segment profit	$7,018	$4,572	$18,570	$13,419

Reconciliation of segment profit (loss) to net income (loss):
Segment profit (loss):
Mid-Continent	$214,763	$(3,525)	$(78,508)	$(14,124)
Appalachia	7,018	4,572	18,570	13,419

Total segment profit (loss)	221,781	1,047	(59,938)	(705)
Corporate general and administrative expenses	(2,225)	(2,438)	(7,012)	(6,833)
Interest expense(1)	(22,312)	(24,448)	(62,909)	(38,709)
Minority interest in Atlas Pipeline Partners, L.P.	(163,239)	22,700	122,843	44,482

Net income (loss)	$34,005	$(3,139)	(7,016)	$(1,765)

Capital Expenditures:
Mid-Continent	$73,490	$25,353	$207,862	$61,449
Appalachia	15,634	9,191	38,532	14,979

	$89,124	$34,544	$246,394	$76,428

(1)	The Partnership notes that interest expense has not been allocated to its reportable segments as it would be impracticable to reasonably do so for the periods presented.

	September 30, 2008	December 31, 2007
Balance sheet
Total assets:
Mid-Continent	$2,881,521	$2,813,049
Appalachia	106,806	43,860
Corporate other	70,009	20,605

	$3,058,336	$2,877,514

Goodwill:
Mid-Continent	$674,555	$706,978
Appalachia	2,305	2,305

	$676,860	$709,283

The following tables summarize the Partnership’s total revenues by product or service for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Natural gas and liquids:
Natural gas	$154,932	$76,895	$483,237	$161,004
NGLs	219,486	133,425	629,212	240,253
Condensate	15,747	10,208	50,751	14,941
Other (1)	14,017	9,363	46,387	20,661

Total	$404,182	$229,891	$1,209,587	$436,859

Transportation, compression and other fees:
Affiliates	$11,916	$8,494	$32,496	$24,673
Third Parties	12,153	12,949	39,724	33,374

Total	$24,069	$21,443	$72,220	$58,047

(1)	Includes treatment, processing, and other revenue associated with the products noted.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•

all of the incentive distribution rights in APL, which entitle it to receive increasing percentages, up to a maximum of 48.0%, of any cash distributed by APL as it reaches certain target distribution levels in excess of $0.42 per APL common unit in any quarter. In connection with APL’s acquisition of control of the Chaney Dell and Midkiff/Benedum systems (see “—Atlas Pipeline Partners, L.P.”), we, the holder of all the incentive distribution rights in APL, agreed to allocate up to $5.0 million of our incentive distribution rights per quarter back to APL through the quarter ended June 30, 2009, and up to $3.75 million per quarter thereafter. We also agreed that the resulting allocation of incentive distribution rights back to APL would be after we receive the initial $3.7 million per quarter of incentive distribution rights through the quarter ended December 31, 2007, and $7.0 million per quarter thereafter; and

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

Atlas Pipeline Partners, L.P.

APL is a publicly-traded Delaware limited partnership whose common units are listed on the New York Stock Exchange under the symbol “APL”. APL’s principal business objective is to generate cash for distribution to its unitholders. APL is a leading provider of natural gas gathering services in the Anadarko, Arkoma and Permian Basins and the Golden Trend in the southwestern and mid-continent United States and the Appalachian Basin in the eastern United States. In addition, APL is a leading provider of natural gas processing and treatment services in Oklahoma and Texas. APL also provides interstate gas transmission services in southeastern Oklahoma, Arkansas, southern Kansas and southeastern Missouri. APL’s business is conducted in the midstream segment of the natural gas industry through two reportable segments: its Mid-Continent operations and its Appalachian operations.

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

•

7,870 miles of active natural gas gathering systems located in Oklahoma, Arkansas, Kansas and Texas, which transport gas from wells and central delivery points in the Mid-Continent region to APL’s natural gas processing and treating plants or Ozark Gas Transmission, as well as third party pipelines.

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

In connection with this acquisition, APL reached an agreement with Pioneer Natural Resources Company (“Pioneer” – NYSE: PXD), which currently holds an approximate 27.2% undivided joint venture interest in the Midkiff/Benedum system, whereby Pioneer has an option to buy up to an additional 14.6% interest in the Midkiff/Benedum system, which began on June 15, 2008 and ended on November 1, 2008, and up to an additional 7.4% interest beginning on June 15, 2009 and ending on November 1, 2009 (the aggregate 22.0% additional interest can be entirely purchased during the period beginning June 15, 2009 and ending on November 1, 2009). If the option is fully exercised, Pioneer would increase its interest in the system to approximately 49.2%. Pioneer would pay approximately $230 million, subject to certain adjustments, for the additional 22% interest if fully exercised. APL will manage and control the Midkiff/Benedum system regardless of whether Pioneer exercised the purchase options.

Recent Events

In June 2008, we sold 308,109 common units through a private placement to Atlas America at a price of $32.50 per unit, for net proceeds of approximately $10.0 million. We utilized the net proceeds from the sale to purchase 278,000 common units of APL (see “Our Common Equity Offerings”), which in turn utilized the proceeds to partially fund the early termination of certain derivative agreements. Following our private placement, Atlas America had a 64.4% ownership interest in us.

In June 2008, APL sold 5,750,000 common units in a public offering at a price of $37.52 per unit, yielding net proceeds of approximately $206.6 million. Also in June 2008, APL sold 1,112,000 common units to Atlas America and 278,000 common units to us in a private placement at a net price of $36.02 per unit, resulting in net proceeds of approximately $50.1 million. APL also received a capital contribution from us of $5.4 million for it to maintain its 2.0% general partner interest in APL. APL utilized the net proceeds from both sales and the capital contribution to fund the early termination of certain derivative agreements.

The net proceeds from the public and private placement offerings of APL’s common units were utilized to fund the early termination of a majority of its crude oil derivative contracts that it entered into as proxy hedges for the prices it receives for the ethane and propane portion of its NGL equity volume. These hedges, which related to production periods ranging from the end of second quarter of 2008 through the fourth quarter of 2009, were put in place simultaneously with APL’s acquisition of the Chaney Dell and Midkiff/Benedum systems in July 2007 (see “Atlas Pipeline Partners, L.P.”) and had become less effective as a result of significant increases in the price of crude oil and less significant increases in the price of ethane and propane. APL estimates that it incurred a charge during the second quarter 2008 of approximately $10.6 million due to the decline in the price correlation of crude oil and ethane and propane. APL terminated these derivative contracts during June and July 2008 at an aggregate net cost of approximately $264.0 million. Our net income for the nine months ended September 30, 2008 includes our ownership interest in a $187.6 million cash derivative expense resulting from APL’s aggregate net payments of $264.0 million to unwind a portion of these derivative contracts.

In June 2008, APL issued $250.0 million of 10-year, 8.75% senior unsecured notes (the “APL 8.75% Notes”) in a private placement transaction. The sale of the APL 8.75% Senior Notes generated net proceeds of approximately $244.9 million, which APL utilized to repay indebtedness under its senior secured term loan and revolving credit facility.

In June 2008, APL obtained $80.0 million of increased commitments to its senior secured revolving credit facility, increasing its aggregate lender commitments to $380.0 million. In connection with this and the previously mentioned transactions, APL also amended its senior secured credit facility to, among other things, exclude from the calculation of Consolidated EBITDA the costs associated with its termination of hedging agreements to the extent such costs are financed with or paid out of the net proceeds of an equity offering. In addition, consistent with several other recent energy master limited partnership agreements, APL’s general partner’s managing board and conflicts committee approved an amendment to its limited partnership agreement which will allow the cash expenditure to terminate derivative contracts to not reduce APL’s distributable cash flow.

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

In APL’s Appalachian region, substantially all of the natural gas it transports is for Atlas Energy under percentage-of-proceeds (“POP”) contracts, as described below, in which APL earns a fee equal to a percentage, generally 16%, of the gross sales price for natural gas subject, in most cases, to a minimum of $0.35 to $0.40 per thousand cubic feet, or mcf, depending on the ownership of the well. Since APL’s inception in January 2000, its Appalachian system transportation fee has exceeded this minimum generally. The balance of the Appalachian system natural gas APL transports is for third-party operators generally under fixed-fee contracts.

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

APL is exposed to commodity prices as a result of being paid for certain services in the form of natural gas, NGLs and condensate rather than cash. We closely monitor the risks associated with commodity price changes on APL’s future operations and, where appropriate, use various commodity instruments such as natural gas, crude oil and NGL contracts to hedge a portion of the value of APL’s assets and operations from such price risks. APL does not realize the full impact of commodity price changes because some of its sales volumes were previously hedged at prices different than actual market prices. A 10% change in the average price of NGLs, natural gas and condensate APL processes and sells, based on estimated unhedged market prices of $0.78, $6.77 and $65.00 for NGLs, natural gas and condensate, respectively, would result in a change to our gross margin, excluding the effect of minority interest in APL net income (loss), for the twelve-month period ending September 30, 2009 of approximately $18.4 million.

Currently, there is an unprecedented uncertainty in the financial markets. This uncertainty presents additional potential risks to us and APL. These risks include the availability and costs associated with our and APL’s borrowing capabilities and APL’s raising additional capital, and an increase in the volatility of our and APL’s common units. While we and APL have no plans to access debt or equity in the capital markets, should we and APL decide to do so in the near future, the terms, size, and cost of new debt or equity could be less favorable than in previous transactions.

Results of Operations

The following table illustrates selected volumetric information related to APL’s reportable segments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating data(1):
Appalachia:
Average throughput volume – mcfd	91,829	71,876	84,007	66,888
Mid-Continent:
Velma system:
Gathered gas volume – mcfd	64,386	63,757	64,103	62,531
Processed gas volume – mcfd	60,902	61,968	60,972	60,555
Residue gas volume – mcfd	48,300	49,502	48,158	47,487
NGL volume – bpd	6,595	6,215	6,758	6,386
Condensate volume – bpd	308	254	286	222
Elk City/Sweetwater system:
Gathered gas volume – mcfd	279,145	299,450	292,307	298,724
Processed gas volume – mcfd	243,409	231,152	236,520	224,521
Residue gas volume – mcfd	219,945	211,368	213,668	206,011
NGL volume – bpd	11,486	9,782	10,874	9,351
Condensate volume – bpd	251	143	299	228
Chaney Dell system(2):
Gathered gas volume – mcfd	300,467	255,649	278,906	255,649
Processed gas volume – mcfd	234,529	249,982	246,365	249,982
Residue gas volume – mcfd	250,994	222,508	238,264	222,508
NGL volume – bpd	14,128	12,678	13,299	12,678
Condensate volume – bpd	759	564	774	564
Midkiff/Benedum system(2):
Gathered gas volume – mcfd	143,224	150,061	145,300	150,061
Processed gas volume – mcfd	136,656	144,280	138,178	144,280
Residue gas volume – mcfd	84,372	93,859	92,352	93,859
NGL volume – bpd	18,920	20,702	20,029	20,702
Condensate volume – bpd	1,573	1,754	1,288	1,754
NOARK system:
Average Ozark Gas Transmission throughput volume – mcfd	445,708	325,652	412,634	311,562

(1)	“Mcf” represents thousand cubic feet; “Mcfd” represents thousand cubic feet per day; “Bpd” represents barrels per day.
(2)	The Chaney Dell and Midkiff/Benedum systems were acquired on July 27, 2007.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenue. Natural gas and liquids revenue was $404.2 million for the three months ended September 30, 2008, an increase of $174.3 million from $229.9 million for the three months ended September 30, 2007. The increase was primarily attributable to higher revenue contribution from APL’s Chaney Dell and Midkiff/Benedum systems, which APL acquired in late July 2007, of $115.9 million and an increase of $17.4 million and $37.9 million from APL’s Velma and Elk City/Sweetwater systems, respectively, due principally to higher commodity prices and an increase in volumes. Processed natural gas volume on the Chaney Dell system was 234.5 MMcfd for the three months ended September 30, 2008, while the Midkiff/Benedum system had processed natural gas volume of 136.7 MMcfd for the same period. Processed natural gas volume averaged 60.9 MMcfd on the Velma system for the three months ended September 30, 2008, a decrease of 1.7% from the comparable prior year period. However, the Velma system increased its NGL production volume by 6.1% when compared to the prior year comparable quarter to 6,595 bpd for the three months ended September 30, 2008, representing an increase in production efficiency. Processed natural gas volume on the Elk City/Sweetwater system averaged 243.4 MMcfd for the three months ended September 30, 2008, an increase of 5.3% from the comparable prior year period. NGL production volume for the Elk City/Sweetwater system was 11,486 bpd, an increase of 17.4% from the prior year comparable period, as production efficiency of the processing plants has increased. APL enters into derivative instruments principally to hedge its forecasted natural gas, NGLs and condensate sales against the variability in expected cash flows attributable to changes in market prices. See further discussion of APL’s derivatives under Note 10 under Item 1, “Financial Statements”.

Transportation, compression and other fee revenue increased to $24.1 million for the three months ended September 30, 2008 compared with $21.4 million for the prior year comparable period. This $2.7 million increase was primarily due to higher throughput volume on APL’s Appalachia system and an increase in the average transportation rate. The Appalachia system’s average throughput volume was 91.8 MMcfd for the three months ended September 30, 2008 as compared with 71.9 MMcfd for the three months ended September 30, 2007, an increase of 27.8%. The increase in the Appalachia system average daily throughput volume was principally due to new wells connected to APL’s gathering system, APL’s acquisition of the McKean processing plant and gathering system in central Pennsylvania for $6.1 million in August 2007, and APL’s acquisition of the Vinland processing plant and gathering system in northeastern Tennessee for $9.1 million in February 2008. For APL’s NOARK system, average Ozark Gas Transmission volume was 445.7 MMcfd for the three months ended September 30, 2008, an increase of 36.9% from the prior year comparable period, due to an increase in throughput capacity to 400.0 MMcfd near the completion of the third quarter 2007 and higher customer demand.

Other income (loss), net, including the impact of certain gains and losses recognized on derivatives, was $153.9 million for the three months ended September 30, 2008, a favorable movement of $162.9 million from the prior year comparable period. This favorable movement was primarily due to a $243.4 million favorable movement in APL’s non-cash mark-to-market adjustments, partially offset by a $70.3 million net cash derivative expense related to APL’s early termination of a portion of its crude oil derivative contracts (see “Recent Events”) and an unfavorable movement of $17.4 million related to APL’s non-qualified derivative cash settlements. The $243.4 million favorable movement in APL’s non-cash mark-to-market adjustments was due principally to a decrease in forward crude oil market prices from June 30, 2008 to September 30, 2008 and their favorable mark-to-market impact on certain non-qualified derivative contracts APL has for production volumes in future periods. Average forward crude oil market prices, which are the basis for adjusting the fair value of APL’s crude oil derivative contracts, at September 30, 2008 were $102.50 per barrel, a decrease of $37.76 from average forward crude oil market prices at June 30, 2008 of $140.26 per barrel. APL enters into derivative instruments principally to hedge its forecasted natural gas, NGLs and condensate sales against the variability in expected future cash flows attributable to changes in market prices. See further discussion of derivatives under Note 9 under Item 1, “Financial Statements”.

Costs and Expenses. Natural gas and liquids cost of goods sold of $316.9 million and plant operating expenses of $16.7 million for the three months ended September 30, 2008 represent increases of $142.2 million and $7.6 million, respectively, from the comparable prior year amounts due primarily to a full quarter’s contribution from APL’s Chaney Dell and Midkiff/Benedum systems, which APL acquired in late July 2007, higher overall commodity prices and an increase in production volume on APL’s Velma and Elk City/Sweetwater systems. Transportation and compression expenses increased $1.2 million to $4.8 million for the three months ended September 30, 2008 due principally to an increase in APL’s Appalachia system operating and maintenance costs as a result of increased capacity, additional well connections and operating costs of APL’s McKean processing plant and gathering system it acquired in August 2007 and APL’s Vinland processing plant and gathering system it acquired in February 2008.

General and administrative expense (income), including amounts reimbursed to affiliates, decreased $39.7 million to income of $0.9 million for the three months ended September 30, 2008 compared with expense of $38.8 million for the prior year comparable period. This decrease was primarily related to a $44.5 million decrease in non-cash compensation expense, partially offset by higher costs of managing our and APL’s operations, including APL’s Chaney Dell and Midkiff/Benedum systems acquired in late July 2007 and APL’s acquisition and capital raising activities. The decrease in non-cash compensation expense was principally attributable to a $13.3 million mark-to-market gain recognized for certain APL common unit awards for which the ultimate amount to be issued will be determined after the completion of our 2008 fiscal year and is based upon the financial performance of APL’s acquired assets. The mark-to-market gain was the result of a significant change in APL’s common unit market price at September 30, 2008 when compared with the June 30, 2008 price, which is utilized in the estimate of APL’s non-cash compensation expense for these awards. Non-cash compensation expense of $31.8 million for the three months ended September 30, 2007 included $31.2 million recognized in connection with these common unit awards as a result of the effect APL’s Chaney Dell and Midkiff/Benedum acquisition had on the calculation of the awards.

Depreciation and amortization increased to $22.6 million for the three months ended September 30, 2008 compared with $16.2 million for the three months ended September 30, 2007 due primarily to the depreciation associated with APL’s Chaney Dell and Midkiff/Benedum acquired assets and APL’s expansion capital expenditures incurred subsequent to September 30, 2007.

Interest expense decreased to $22.3 million for the three months ended September 30, 2008 as compared with $24.4 million for the comparable prior year period. This $2.1 million decrease was primarily due to a $4.6 million decrease in amortization expense related to APL’s deferred financing costs and a $3.3 million decrease in interest expense associated with APL’s term loan issued in connection with its acquisition of the Chaney Dell and Midkiff/Benedum systems (see “—Term Loan and Credit Facility”), partially offset by a $5.5 million increase in interest expense related to APL’s additional senior notes issued during June 2008 (see “—Senior Notes”). In June 2008, APL issued $250.0 million of 10-year 8.75% senior unsecured notes in a private placement transaction, of which it utilized $122.8 million to repay a portion of the indebtedness under its senior secured term loan. Interest expense for the three months ended September 30, 2007 included $5.0 million of accelerated amortization associated with the replacement of APL’s previous credit facility with a new credit facility in July 2007.

Minority interest expense increased to $2.6 million for the three months ended September 30, 2008 compared with $1.4 million for the comparable prior year period. This increase was primarily due to the increase in net income of the Chaney Dell and Midkiff/Benedum joint ventures, which were formed to effect APL’s acquisition of control of the respective systems. The minority interest expense represents Anadarko’s 5% interest in the net income of the Chaney Dell and Midkiff/Benedum joint ventures.

Minority interest in APL’s net income (loss), which represents the allocation of APL’s earnings to its non-affiliated limited partners, was a loss of $163.2 million for the three months ended September 30, 2008 compared with income of $22.7 million for the comparable prior year period. This increase was primarily due to APL’s net income for the three months ended September 30, 2008 compared with a net loss for the three months ended September 30, 2007.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenue. Natural gas and liquids revenue was $1,209.6 million for the nine months ended September 30, 2008, an increase of $772.7 million from $436.9 million for the nine months ended September 30, 2007. The increase was primarily attributable to an increase in revenue contribution from APL’s Chaney Dell and Midkiff/Benedum systems, which it acquired in July 2007, of $620.3 million and an increase from APL’s Velma and Elk City/Sweetwater systems of $57.7 million and $85.1 million, respectively, due principally to higher commodity prices and an increase in volumes. Processed natural gas volume on the Chaney Dell system was 246.4 MMcfd for the nine months ended September 30, 2008, while the Midkiff/Benedum system had processed natural gas volume of 138.2 MMcfd for the same period. Processed natural gas volume averaged 61.0 MMcfd on the Velma system for the nine months ended September 30, 2008, an increase of 0.7% from the comparable prior year period. The Velma system increased its NGL production volume by 5.8% when compared to the prior year comparable quarter to 6,758 bpd for the nine months ended September 30, 2008, representing an increase in production efficiency. Processed natural gas volume on the Elk City/Sweetwater system averaged 236.5 MMcfd for the nine months ended September 30, 2008, an increase of 5.3% from the comparable prior year period. NGL production volume for the Elk City/Sweetwater system was 10,874 bpd, an increase of 16.3% from the prior year comparable period, as production efficiency of the processing plants has increased. APL enters into derivative instruments principally to hedge its forecasted natural gas, NGLs and condensate sales against the variability in expected cash flows attributable to changes in market prices. See further discussion of the derivatives under Note 10 under Item 1, “Financial Statements”.

Transportation, compression and other fee revenue increased to $72.2 million for the nine months ended September 30, 2008 compared with $58.0 million for the prior year comparable period. This $14.2 million increase was primarily due to an $8.6 million increase from APL’s Appalachia system, due to higher throughput volume and a higher average transportation rate, and $6.6 million of increased contributions from APL’s Chaney Dell and Midkiff/Benedum systems. The Appalachia system’s average throughput volume was 84.0 MMcfd for the nine months ended September 30, 2008 as compared with 66.9 MMcfd for the nine months ended September 30, 2007, an increase of 25.6%. The increase in the Appalachia system average daily throughput volume was principally due to new wells connected to APL’s gathering system and APL’s acquisition of the McKean and Vinland processing plants and gathering systems. For APL’s NOARK system, average Ozark Gas Transmission volume was 412.6 MMcfd for the nine months ended September 30, 2008, an increase of 101.0 MMcfd or 32.4% from the prior year comparable period due to an increase in throughput capacity to 400.0 MMcfd during the third quarter 2007 and higher customer demand.

Other income (loss), net, including the impact of certain gains and losses recognized on derivatives, was a loss of $247.1 million for the nine months ended September 30, 2008, an unfavorable movement of $207.5 million from the prior year comparable period. This unfavorable movement was due primarily to a net cash loss of $186.1 million and a non-cash derivative loss of $39.9 million related to the APL’s early termination of a portion of its crude oil derivative contracts (see “Recent Events”), and an unfavorable movement of $51.7 million related to APL’s non-qualified derivative cash settlements. These amounts were partially offset by a $62.6 million favorable movement in APL’s non-cash mark-to-market adjustments. APL enters into derivative instruments principally to hedge its forecasted natural gas, NGLs and condensate sales against the variability in expected future cash flows attributable to changes in market prices. See further discussion of derivatives under Note 10 under Item 1, “Financial Statements”.

Costs and Expenses. Natural gas and liquids cost of goods sold of $943.6 million and plant operating expenses of $46.4 million for the nine months ended September 30, 2008 represented increases of $594.0 million and $28.2 million, respectively, from the comparable prior year amounts due primarily to a full period’s contribution from APL’s Chaney Dell and Midkiff/Benedum systems, higher overall commodity prices and an increase in production volume on APL’s Velma and Elk City/Sweetwater systems. Transportation and compression expenses increased $3.0 million to $12.9 million for the nine months ended September 30, 2008 due to an increase in APL’s Appalachia system operating and maintenance costs as a result of increased capacity, additional well connections and operating costs of APL’s McKean and Vinland processing plants and gathering systems.

General and administrative expense, including amounts reimbursed to affiliates, decreased $38.0 million to $16.4 million for the nine months ended September 30, 2008 compared with $54.4 million for the prior year comparable period. The decrease was primarily related to a $50.5 million decrease in non-cash compensation expense, partially offset by higher costs of managing our and APL’s operations, including APL’s Chaney Dell and Midkiff/Benedum systems acquired in July 2007 and acquisition and capital raising activities. The decrease in non-cash compensation expense was principally attributable to a $49.7 million mark-to-market gain recognized for certain APL common unit awards for which the ultimate amount to be issued will be determined after the completion of our 2008 fiscal year and is based upon the financial performance of APL’s acquired assets. The mark-to-market gain was the result of a significant change in APL’s common unit market price at September 30, 2008 when compared with the December 31, 2007 price, which is utilized in the estimate of the non-cash compensation expense for these awards. Non-cash compensation expense of $38.3 million for the nine months ended September 30, 2007 included $33.6 million recognized in connection with these common unit awards as a result of the effect APL’s Chaney Dell and Midkiff/Benedum acquisition had on the calculation of the awards.

Depreciation and amortization increased to $74.6 million for the nine months ended September 30, 2008 compared with $29.4 million for the nine months ended September 30, 2007 due primarily to the depreciation associated with APL’s Chaney Dell and Midkiff/Benedum acquired assets, APL’s expansion capital expenditures incurred subsequent to September 30, 2007 and an $8.0 million write-off of costs related to an APL pipeline expansion project. The costs incurred consisted of a vendor deposit for the manufacture of pipeline which expired in accordance with APL’s contractual arrangement.

Interest expense increased to $62.9 million for the nine months ended September 30, 2008 as compared with $38.7 million for the comparable prior year period. This $24.2 million increase was primarily due to $21.6 million of interest associated with APL’s term loan issued in connection with its acquisition of the Chaney Dell and Midkiff/Benedum systems (see “—Term Loan and Credit Facility”) and a $5.8 million increase in interest expense related to APL’s additional senior notes issued during June 2008 (see “—Recent Events”).

Minority interest expense increased $6.4 million to $7.8 million for the nine months ended September 30, 2008 from $1.4 million for the comparable prior year period. This increase was primarily due to higher net income for the Chaney Dell and Midkiff/Benedum joint ventures, which were formed to effect APL’s acquisition of control of the respective systems. The minority interest expense represents Anadarko’s 5% interest in the net income of the Chaney Dell and Midkiff/Benedum joint ventures.

Minority interest in APL’s net income (loss), which represents the allocation of APL’s earnings to its non-affiliated limited partners, was income of $122.8 million for the nine months ended September 30, 2008 as compared with income of $44.5 million for the comparable prior year period. This change was primarily due to an increase in APL’s net loss between periods.

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

At September 30, 2008, we had $31.0 million outstanding and $19.0 million of remaining committed capacity under our credit facility, subject to covenant limitations (see “— Our Credit Facility”). APL had $175.0 million of outstanding borrowings under its $380.0 million senior secured credit facility at September 30, 2008 and $8.1 million of outstanding letters of credit, which are not reflected as borrowings on our consolidated balance sheet, with $196.9 million of remaining committed capacity under its credit facility, subject to covenant limitations (see “—APL Term Loan and Credit Facility”). In addition to the availability under its credit facility, APL has a universal shelf registration statement on file with the Securities and Exchange Commission, which allows it to issue equity or debt securities (see “—APL Shelf Registration Statement”) of which $136.4 million remains available at September 30, 2008. At September 30, 2008, we had a working capital deficit of $97.5 million compared with a working capital deficit of $78.7 million at December 31, 2007. This decrease in working capital was primarily due to a $49.0 million increase in accounts payable and a $15.6 million decrease in accounts receivable, partially offset by a $33.0 million increase in cash and cash equivalents and a $20.3 million decrease in the current portion of our hedge liability. We believe that we and APL have sufficient liquid assets, cash from operations and borrowing capacity to meet our financial commitments, debt service obligations, unitholder distributions, contingencies and anticipated capital expenditures. However, we and APL are subject to business and operational risks that could adversely affect our cash flow. We and APL may supplement our cash generation with proceeds from financing activities, including borrowings under our and APL’s credit facility and other borrowings and the issuance of additional limited partner units.

Cash Flows – Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net cash used in operating activities of $166.7 million for the nine months ended September 30, 2008 represented a decrease of $196.9 million from $30.2 million of net cash provided by operating activities for the comparable prior year period. The decrease was derived principally from a $267.9 million decrease in net income excluding non-cash charges, partially offset by a $71.1 million increase in cash flows from working capital changes. The decrease in net income excluding non-cash charges was principally due to the $187.6 million unfavorable cash impact from APL’s early termination of certain of its crude oil derivative instruments during June and July 2008 (see “Recent Events”). The non-cash charges which impacted net income include a $96.3 million increase in non-cash derivative gains and a $50.5 million decrease in non-cash compensation expense, partially offset by a $45.2 million increase in depreciation and amortization expense. The movement in non-cash derivative gains and losses resulted from decreases in commodity prices during the nine months ended September 30, 2008 and their favorable impact on the fair value of derivative contracts APL has for future periods. The increase in depreciation and amortization principally resulted from APL’s acquisition of the Chaney Dell and Midkiff/Benedum systems in July 2007. The decrease in non-cash compensation expense was principally attributable to a mark-to-market gain recognized during the nine months ended September 30, 2008 for certain APL common unit awards for which the ultimate amount to be issued will be determined after the completion of our 2008 fiscal year. The mark-to-market gain was the result of a decrease in APL’s common unit market price at September 30, 2008 when compared with the December 31, 2007 price, which is utilized in the estimate of the non-cash compensation expense for these awards.

Net cash used in investing activities was $213.9 million for the nine months ended September 30, 2008, a decrease of $1,736.8 million from $1,950.7 million for the comparable prior year period. This decrease was principally due to a $1,905.1 million decrease in net cash paid for acquisition, partially offset by a $170.0 million increase in APL’s capital expenditures. Net cash paid for acquisitions of $1,873.7 million in the prior year period represents the net amount paid for APL’s acquisition of the Chaney Dell and Midkiff/Benedum systems. The $31.4 million of net cash paid for acquisition in the current period principally represents the reimbursement of state sales tax APL initially paid for its prior year acquisition of the Chaney Dell and Midkiff/Benedum systems. See further discussion of capital expenditures under “—Capital Requirements”.

Net cash provided by financing activities was $413.5 million for the nine months ended September 30, 2008, a decrease of $1,529.8 million from $1,943.3 million for the comparable prior year period. This decrease was principally due to a $699.6 million decrease from the net proceeds from APL’s issuance of common units during June 2008, a $581.2 million decrease from the net proceeds from APL’s issuance of long-term debt, a $157.0 million decrease from the net proceeds from our issuance of common units, a $122.8 million increase in repayments of APL long-term debt, and a $19.1 million increase in distributions paid to our common limited partners, partially offset by a $55.5 million net increase in borrowings under our and APL’s revolving credit facility. The decrease in net proceeds from the issuance of our and APL’s common units and APL’s long-term debt were due to the prior year financing of APL’s acquisition of the Chaney Dell and Midkiff/Benedum systems.

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

The following table summarizes APL’s maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Maintenance capital expenditures	$1,711	$2,328	$5,375	$3,800
Expansion capital expenditures	87,413	32,216	241,019	72,628

Total	$89,124	$34,544	$246,394	$76,428

Expansion capital expenditures increased to $87.4 million and $241.0 million for the three and nine months ended September 30, 2008, respectively, due principally to the expansion of APL’s gathering systems and upgrades to processing facilities and compressors to accommodate new wells drilled in APL’s service areas, including the construction of a 60 MMcfd expansion of APL’s Sweetwater processing plant. The decrease in maintenance capital expenditures for the three months ended September 30, 2008 when compared with the prior year third quarter was due to changes in the timing of APL’s scheduled maintenance activity between periods. The increase in maintenance capital expenditures for the nine months ended September 30, 2008 when compared with the prior year comparable period was due to the maintenance capital requirements of APL’s Chaney Dell and Midkiff/Benedum systems, which it acquired in July 2007, and fluctuations in the timing of APL’s scheduled maintenance activity. As of September 30, 2008, APL is committed to expend approximately $153.9 million on pipeline extensions, compressor station upgrades and processing facility upgrades.

Our Credit Facility

At September 30, 2008 we, with Atlas Pipeline GP as guarantor, had a $50.0 million revolving credit facility with a syndicate of banks. At September 30, 2008, we had $31.0 million outstanding under our revolving credit facility, which was utilized to fund our capital contributions to APL to maintain our 2.0% general partner interest and underwriter fees and other transaction costs related to our July 2007 private placement of common units (see “—Atlas Pipeline Partners, L.P.”). Our credit facility matures in April 2010 and bears interest, at our option, at either (i) adjusted LIBOR (plus the applicable margin, as defined in the credit facility) or (ii) the higher of the federal funds rate plus 0.5% or the Wachovia Bank, National Association prime rate (each plus the applicable margin). The weighted average interest rate on our outstanding credit facility borrowings at September 30, 2008 was 6.0%. Borrowings under our credit facility are secured by a first-priority lien on a security interest in all of our assets, including a pledge of Atlas Pipeline GP’s interests in APL, and are guaranteed by Atlas Pipeline GP and our other subsidiaries (excluding APL and its subsidiaries). Our credit facility contains customary covenants, including restrictions on our ability to incur additional indebtedness; make certain acquisitions, loans or investments; make distribution payments to our unitholders if an event of default exists or would result from such distribution; or enter into a merger or sale of substantially all of our property or assets, including the sale or transfer of interests in our subsidiaries. We are in compliance with these covenants as of September 30, 2008.

The events which constitute an event of default under our credit facility are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreements, adverse judgments against us in excess of a specified amount, a change of control of Atlas America, our general partner or any other obligor, and termination of a material agreement and occurrence of a material adverse effect. Our credit facility requires us to maintain a combined leverage ratio, defined as the ratio of the sum of (i) our funded debt (as defined in our credit facility) and (ii) APL’s funded debt (as defined in APL’s credit facility) to APL’s EBITDA (as defined in APL’s credit facility)) of not more than 5.5 to 1.0. In addition, our credit facility requires us to maintain a funded debt (as defined in our credit facility) to EBITDA ratio of not more than 3.5 to 1.0; and an interest coverage ratio (as defined in our credit facility) of not less than 3.0 to 1.0. Our credit facility defines EBITDA for any period of four fiscal quarters as the sum of (i) four times the amount of cash distributions payable by APL to us in respect of our general partner interest, limited partner interest and incentive distribution rights in APL with respect to the last fiscal quarter in such period, and (ii) our consolidated net income (as defined in our credit facility and as adjusted as provided in our credit facility). As of September 30, 2008, our combined leverage ratio was 5.0 to 1.0, our senior secured debt to EBITDA was 0.5 to 1.0, and our interest coverage ratio was 34.1 to 1.0.

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

Available cash is initially distributed 98% to APL’s common limited partners and 2% to its general partner. These distribution percentages are modified to provide for incentive distributions to be paid to APL’s general partner if quarterly distributions to common limited partners exceed specified targets. Incentive distributions are generally defined as all cash distributions paid to APL’s general partner that are in excess of 2% of the aggregate amount of cash being distributed. During July 2007, we, as sole owner of APL’s general partner, agreed to allocate up to $5.0 million of our incentive distribution rights per quarter back to APL through the quarter ended June 30, 2009, and up to $3.75 million per quarter thereafter, in connection with APL’s acquisition of the Chaney Dell and Midkiff/Benedum systems (see “—Atlas Pipeline Partners, L.P.”). We also agreed that the resulting allocation of incentive distribution rights back to APL would be after we receive the initial $3.7 million per quarter of incentive distribution rights through the quarter ended December 31, 2007, and $7.0 million per quarter thereafter. Of the $37.3 million of incentive distributions declared by APL for the nine months ended September 30, 2008, the general partner received $23.5 million after the allocation of $13.8 million of its incentive distribution rights back to APL.

Our Common Equity Offerings

In June 2008, we sold 308,109 common units through a private placement to Atlas America at a price of $32.50 per unit, for net proceeds of approximately $10.0 million. We utilized the net proceeds from the sale to purchase 278,000 common units of APL (see “—Recent Events”), which in turn utilized the proceeds to partially fund the early termination of certain derivative agreements (see “—Recent Events”). Following our private placement, Atlas America had a 64.4% ownership interest in us.

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

APL Common Equity Offerings

In June 2008, APL sold 5,750,000 common units in a public offering at a price of $37.52 per unit, yielding net proceeds of approximately $206.6 million. Also on June 24, 2008, APL sold 1,112,000 common units to Atlas America and 278,000 common units to us in a private placement at a net price of $36.02 per unit, resulting in net proceeds of approximately $50.1 million. APL also received a capital contribution from us of $5.4 million for it to maintain its 2.0% general partner interest in APL. APL utilized the net proceeds from both sales and the capital contribution to fund the early termination of certain derivative agreements (see “—Recent Events”).

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

APL Shelf Registration Statement

APL has an effective shelf registration statement with the Securities and Exchange Commission that permits it to periodically issue equity and debt securities for a total value of up to $500 million. As of September 30, 2008, $136.4 million remains available for issuance under the shelf registration statement. However, the amount, type and timing of any offerings will depend upon, among other things, APL’s funding requirements, prevailing market conditions, and compliance with its credit facility covenants.

APL Private Placement of Convertible Preferred Units

In March 2006, APL entered into an agreement to sell 30,000 6.5% cumulative convertible preferred units representing limited partner interests to Sunlight Capital Partners, LLC (“Sunlight Capital”), an affiliate of Elliott & Associates, for aggregate gross proceeds of $30.0 million. APL also sold an additional 10,000 6.5% cumulative preferred units to Sunlight Capital for $10.0 million in May 2006, pursuant to its right under the agreement to require Sunlight Capital to purchase such additional units. The APL preferred units were originally entitled to receive dividends of 6.5% per annum commencing in March 2007 and were to have been accrued and paid quarterly on the same date as the distribution payment date for APL’s common units. In April 2007, APL and Sunlight Capital agreed to amend the terms of the preferred units effective as of that date. The terms of APL’s preferred units were amended to entitle them to receive dividends of 6.5% per annum commencing in March 2008 and to be convertible, at Sunlight Capital’s option, into APL common units commencing on the date immediately following the first record date for common unit distributions after March 2008 at a conversion price equal to the lesser of $43.00 or 95% of the market price of APL’s common units as of the date of the notice of conversion. APL may elect to pay cash rather than issue common units in satisfaction of a conversion request. APL has the right to call the preferred units at a specified premium. The applicable redemption price under the amended agreement was increased to $53.22. If not converted into APL common units or redeemed prior to May 2010, the APL preferred units will automatically be converted into its common units in accordance with the agreement. In consideration of Sunlight Capital’s consent to the amendment of the preferred units, APL issued $8.5 million of its 8.125% senior unsecured notes due 2015 (see “APL

Senior Notes”) to Sunlight Capital. We recorded the APL senior unsecured notes as long-term debt and a preferred unit dividend within minority interest in APL on its consolidated balance sheet and, during the nine months ended September 30, 2007, reduced minority interest in APL by $3.8 million of this amount, which is the portion deemed to be attributable to the concessions of APL’s common limited partners and its general partner to its preferred unitholder, on its consolidated statements of operations.

Sunlight Capital is entitled to receive the dividends on the preferred units pro rata from the March 2008 commencement date. Dividends previously paid and those to be paid on APL’s preferred units and the premium paid upon their redemption, if any, will be recognized within minority interest in APL in our consolidated statements of operations. If converted to APL common units, the preferred equity amount converted will be reclassified to common limited partners’ equity within minority interest in APL on our consolidated balance sheet.

APL Term Loan and Credit Facility

At September 30, 2008, APL had a senior secured credit facility with a syndicate of banks which consisted of a term loan which matures in July 2014 and a $380.0 million revolving credit facility which matures in July 2013. Borrowings under APL’s credit facility bear interest, at APL’s option, at either (i) adjusted LIBOR plus the applicable margin, as defined, or (ii) the higher of the federal funds rate plus 0.5% or the Wachovia Bank prime rate (each plus the applicable margin). The weighted average interest rate on the outstanding APL revolving credit facility borrowings at September 30, 2008 was 4.9%, and the weighted average interest rate on the outstanding APL term loan borrowings at September 30, 2008 was 6.2%. Up to $50.0 million of the credit facility may be utilized for letters of credit, of which $8.1 million was outstanding at September 30, 2008. These outstanding letter of credit amounts were not reflected as borrowings on our consolidated balance sheet.

In June 2008, APL entered into an amendment to its revolving credit facility and term loan agreement to revise the definition of “Consolidated EBITDA” to provide for the add-back of charges relating to APL’s early termination of certain derivative contracts (see “—Recent Events”) in calculating its Consolidated EBITDA. Pursuant to this amendment, in June 2008, APL repaid $122.8 million of its outstanding term loan and repaid $120.0 million of outstanding borrowings under the credit facility with proceeds from its issuance of $250.0 million of 10-year, 8.75% senior unsecured notes (see “—Senior Notes”). Additionally, pursuant to this amendment, in June 2008 APL’s lenders increased their commitments for its revolving credit facility by $80.0 million to $380.0 million.

Borrowings under the APL credit facility are secured by a lien on and security interest in all of APL’s property and that of its subsidiaries, except for the assets owned by the Chaney Dell and Midkiff/Benedum joint ventures, and by the guaranty of each of its consolidated subsidiaries other than the joint venture companies. The credit facility contains customary covenants, including restrictions on APL’s ability to incur additional indebtedness; make certain acquisitions, loans or investments; make distribution payments to its unitholders if an event of default exists; or enter into a merger or sale of assets, including the sale or transfer of interests in its subsidiaries. APL is in compliance with these covenants as of September 30, 2008. Mandatory prepayments of the amounts borrowed under the term loan portion of the credit facility are required from the net cash proceeds of debt issuances, and of dispositions of assets that exceed $50.0 million in the aggregate in any fiscal year that are not reinvested in replacement assets within 360 days. In connection with the new credit facility, APL agreed to remit an underwriting fee to the lead underwriting bank of the credit facility of 0.75% of the aggregate principal amount of the term loan outstanding on January 23, 2008. In January 2008, APL and the underwriting bank agreed to extend the agreement through June 30, 2008. In June 2008, APL and the underwriting bank agreed to extend the agreement through November 30, 2008 and amend the underwriting fee to be 0.50% of the aggregate principal amount of the term loan outstanding as of that date.

The events which constitute an event of default for APL’s credit facility are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreements, adverse judgments against APL in excess of a specified amount, and a change of control of APL’s General Partner. APL’s credit facility requires us to maintain a ratio of funded debt (as defined in the credit facility) to EBITDA (as defined in the credit facility) ratio of not more than 5.25 to 1.0, and an interest coverage ratio (as defined in the credit facility) of not less than 2.75 to 1.0. During a Specified Acquisition Period (as defined in the credit facility), for the first 2 full fiscal quarters subsequent to the closing of an acquisition with total consideration in excess of $75.0 million, the ratio of funded debt to EBITDA will be permitted to step up to 5.75 to 1.0. As of September 30, 2008, APL’s ratio of funded debt to EBITDA was 4.9 to 1.0 and its interest coverage ratio was 3.6 to 1.0.

APL is unable to borrow under its credit facility to pay distributions of available cash to unitholders because such borrowings would not constitute “working capital borrowings” pursuant to its partnership agreement.

APL Senior Notes

At September 30, 2008, APL had $250.0 million principal amount outstanding of 8.75% senior unsecured notes due on June 15, 2018 (“APL 8.75% Senior Notes”) and $293.5 million principal amount outstanding of 8.125% senior unsecured notes due on December 15, 2015 (“APL 8.125% Senior Notes”; collectively, the “APL Senior Notes”). The APL 8.125% Senior Notes are presented combined with $0.8 million of unamortized premium received as of September 30, 2008. The APL 8.75% Senior Notes were issued in June 2008 in a private placement transaction pursuant to Rule 144A and Regulation S under the Securities Act of 1933 for net proceeds of $244.9 million, after underwriting commissions and other transaction costs. Interest on the APL Senior Notes in the aggregate is payable semi-annually in arrears on June 15 and December 15. The APL Senior Notes are redeemable at any time at certain redemption prices, together with accrued and unpaid interest to the date of redemption. Prior to June 15, 2011, APL may redeem up to 35% of the aggregate principal amount of the APL 8.75% Senior Notes with the proceeds of certain equity offerings at a stated redemption price. A similar redemption option exists prior to December 15, 2008 with respect to the APL 8.125% Senior Notes. The Senior Notes in the aggregate are also subject to repurchase by APL at a price equal to 101% of their principal amount, plus accrued and unpaid interest, upon a change of control or upon certain asset sales if APL does not reinvest the net proceeds within 360 days. The APL Senior Notes are junior in right of payment to APL’s secured debt, including APL’s obligations under its Credit Facility.

Indentures governing the APL Senior Notes in the aggregate contain covenants, including limitations of APL’s ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of its assets. APL is in compliance with these covenants as of September 30, 2008.

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

Off Balance Sheet Arrangements

As of September 30, 2008, our off balance sheet arrangements are limited to APL’s letters of credit outstanding of $8.1 million and its commitments to expend approximately $153.9 million on capital projects.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires making estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenue and expenses during the reporting period. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our financial position, results of operations or cash flows. Significant items that are subject to such estimates and assumptions include revenue and expense accruals, depreciation and amortization, asset impairment, fair value of derivative instruments, stock compensation, the probability of forecasted transactions and the allocation of purchase price to the fair value of assets acquired. A discussion of our significant accounting policies we have adopted and followed in the preparation of our consolidated financial statements is included within our Annual Report on Form 10-K for the year ended December 31, 2007, and there have been no material changes to these policies through September 30, 2008.

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

SFAS No. 157’s hierarchy defines three levels of inputs that may be used to measure fair value:

Level 1 – Unadjusted quoted prices in active markets for identical, unrestricted assets and liabilities that the reporting entity has the ability to access at the measurement date.

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

We and APL use the fair value methodology outlined in SFAS No. 157 to value the assets and liabilities for its respective outstanding derivative contracts (see Note 10 under Item 1, “Financial Statements”). All of our and APL’s derivative contracts are defined as Level 2, with the exception of APL’s NGL fixed price swaps and crude oil options. APL’s Level 2 commodity hedges are calculated based on observable market data related to the change in price of the underlying commodity. Our and APL’s interest rate derivative contracts are valued using a LIBOR rate-based forward price curve model, and are therefore defined as Level 2. Valuations for APL’s NGL fixed price swaps are based on a forward price curve modeled on a regression analysis of natural gas, crude oil, and propane prices, and therefore are defined as Level 3. Valuations for APL’s crude oil options (including those associated with NGL sales) are based on forward price curves developed by the related financial institution based upon current quoted prices for crude oil futures, and therefore are defined as Level 3.

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

In March 2008, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships” (“EITF No. 07-4”), an update of EITF No. 03-6, “Participating Securities and the Two-Class Method Under FASB Statement No. 128” (“EITF No. 03-6”). EITF 07-4 considers whether the incentive distributions of a master limited partnership represent a participating security when considered in the calculation of earnings per unit under the two-class method. EITF 07-4 also considers whether the partnership agreement contains any contractual limitations concerning distributions to the incentive distribution rights that would impact the amount of earnings to allocate to the incentive distribution rights for each reporting period. If distributions are contractually limited to the incentive distribution rights’ share of currently designated available cash for distributions as defined under the partnership agreement, undistributed earnings in excess of available cash should not be allocated to the incentive distribution rights. EITF No. 07-4 is effective for fiscal years beginning after December 15, 2008, including interim periods within those fiscal years, and requires retrospective application of the guidance to all periods presented. Early adoption is prohibited. We currently do not expect the adoption of EITF 07-4 to have an impact on our financial position and results of operations.

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

We and APL are exposed to various market risks, principally fluctuating interest rates and changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We and APL manage these risks through regular operating and financing activities and periodical use of derivative financial instruments. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on September 30, 2008. Only the potential impact of hypothetical assumptions is analyzed. The analysis does not consider other possible effects that could impact our and APL’s business.

Current market conditions elevate our and APL’s concern over counterparty risks and may adversely affect the ability of these counterparties to fulfill their obligations to us and APL, if any. The counterparties to APL’s commodity derivative contracts and our and APL’s interest-rate derivative contracts are banking institutions who also participate in our and APL’s revolving credit facility. The creditworthiness of our and APL’s counterparties is constantly monitored, and we and APL are not aware of any inability on the part of our respective counterparties to perform under our contracts.

Interest Rate Risk. At September 30, 2008, we had a $50.0 million revolving credit facility with $31.0 million outstanding. The weighted average interest rate for these borrowings was 6.0% at September 30, 2008.

In May 2008, we entered into an interest rate derivative contract having an aggregate notional principal amount of $25.0 million. Under the terms of agreement, we will pay an interest rate of 3.01%, plus the applicable margin as defined under the terms of our revolving credit facility (see —”Our Credit Facility”), and will receive LIBOR, plus the applicable margin, on the notional principal amounts. This derivative effectively converts $25.0 million of our floating rate debt under the revolving credit facility to fixed-rate debt. The interest rate swap agreement began on May 30, 2008 and expires on May 28, 2010.

At September 30, 2008, APL had interest rate derivative contracts having aggregate notional principal amounts of $450.0 million. Under the terms of these agreements, APL will pay weighted average interest rates of 3.02%, plus the applicable margin as defined under the terms of its revolving credit facility (see —”APL Term Loan and Credit Facility”), and will receive LIBOR, plus the applicable margin, on the notional principal amounts. These derivatives effectively convert $450.0 million of APL’s floating rate debt under its term loan and revolving credit facility to fixed-rate debt. The APL interest rate swap agreements are effective as of September 30, 2008 and expire during periods ranging from January 30, 2010 through April 30, 2010.

At September 30, 2008, APL had a $380.0 million senior secured revolving credit facility ($175.0 million outstanding). APL also had $707.2 million outstanding under its senior secured term loan at September 30, 2008. The weighted average interest rate for APL’s revolving credit facility borrowings was 4.9% at September 30, 2008, and the weighted average interest rate for the term loan borrowings was 6.2% at September 30, 2008.

Holding all other variables constant, a 100 basis-point, or 1%, change in our and APL’s interest rates would change our consolidated annual interest expense by $4.4 million.

Commodity Price Risk. APL is exposed to commodity prices as a result of being paid for certain services in the form of natural gas, NGLs, and condensate rather than cash. For gathering services, APL receives fees or commodities from the producers to bring the raw natural gas from the wellhead to the processing plant. For processing services, APL either receives fees or commodities as payment for these services, based on the type of contractual agreement. A 10% change in the average price of NGLs, natural gas and condensate APL processes and sells, based on estimated unhedged market prices of $0.78, $6.77 and $65.00 for NGLs, natural gas and condensate, respectively, would result in a change to our gross margin for the twelve-month period ending September 30, 2009, excluding the effect of minority interests in APL net income (loss), of approximately $18.4 million.

We and APL use a number of different derivative instruments, principally swaps and options, in connection with our commodity price and interest rate risk management activities. APL enters into financial swap and option instruments to hedge its forecasted natural gas, NGLs and condensate sales against the variability in expected future cash flows attributable to changes in market prices. We and APL also enter into financial swap instruments to hedge certain portions of our floating interest rate debt against the variability in market interest rates. Swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas, NGLs and condensate is sold or interest payments on the underlying debt instrument is due. Under swap agreements, APL receives or pays a fixed price and receives or remits a floating price based on certain indices for the relevant contract period. Commodity-based option instruments are contractual agreements that grant the right, but not obligation, to purchase or sell natural gas, NGLs and condensate at a fixed price for the relevant contract period.

We and APL apply the provisions of SFAS No. 133 to our derivative instruments. We and APL formally document all relationships between hedging instruments and the items being hedged, including our risk management objective and strategy for undertaking the hedging transactions. This includes matching the derivative contracts to the forecasted transactions. Under SFAS No. 133, we and APL can assess, both at the inception of the derivative and on an ongoing basis, whether the derivative is effective in offsetting changes in the forecasted cash flow of the hedged item. If it is determined that a derivative is not effective as a hedge or that it has ceased to be an effective hedge due to the loss of adequate correlation between the hedging instrument and the underlying item being hedged, we and APL will discontinue hedge accounting for the derivative and subsequent changes in the derivative fair value, which is determined by us and APL through the utilization of market data, will be recognized within other income (loss) in our consolidated statements of operations. For APL’s derivatives previously qualifying as hedges, we recognized the effective portion of changes in fair value in partners’ capital as accumulated other comprehensive income (loss), and reclassified the portion relating to commodity derivatives to natural gas and liquids revenue and the portion relating to interest rate derivatives to interest expense within our consolidated statements of operations as the underlying transactions were settled. For APL’s non-qualifying derivatives and for the ineffective portion of qualifying derivatives, we recognize changes in fair value within other income (loss) in our consolidated statements of operations as they occur.

On July 1, 2008, APL elected to discontinue hedge accounting for its existing commodity derivatives which were qualified as hedges under SFAS No. 133. As such, subsequent changes in fair value of these derivatives are recognized immediately within other income (loss) in our consolidated statements of operations. The fair value of these commodity derivative instruments at June 30, 2008, which was recognized in accumulated other comprehensive loss within partners’ capital on our consolidated balance sheet, will be reclassified to our consolidated statements of operations in the future at the time the originally hedged physical transactions effect earnings.

During June and July 2008, APL made net payments of $264.0 million related to the early termination of crude oil derivative contracts that it entered into as proxy hedges for the prices received on the ethane and propane portion of its NGL equity volume. These derivative contracts were put into place simultaneously with the APL’s acquisition of the Chaney Dell and Midkiff/Benedum systems in July 2007 and related to production periods ranging from the end of the second quarter of 2008 through the fourth quarter of 2009. During the three and nine months ended September 30, 2008, we recognized the following derivative activity related to APL’s termination of these derivative instruments (amounts in thousands):

	Early Termination of Derivative Contracts
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net cash derivative expense included within other income (loss) on our consolidated statements of operations	$(70,258)	$—	$(186,068)	$—
Net cash derivative expense included within natural gas and liquids revenue on our consolidated statements of operations	(1,258)	—	(1,573)	—
Net non-cash derivative income (expense) included within other income (loss), net on our consolidated statements of operations	6,488	—	(39,857)	—
Net non-cash derivative expense included within natural gas and liquids on our consolidated statements of operations	(19,514)	—	(19,514)	—

The following table summarizes our and APL’s cumulative derivative activity for the periods indicated (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Loss from cash settlement of qualifying hedge instruments(1)	$(27,419)	$(12,850)	$(78,214)	$(23,548)
Gain/(loss) from change in market value of non-qualifying derivatives(2)	(190,013)	(15,595)	17,919	(35,731)
Gain/(loss) from change in market value of ineffective portion of qualifying derivatives(2)	(44,997)	7,164	(41,271)	(3,526)
Loss from cash settlement of non-qualifying derivatives(2)	(84,207)	(3,037)	(280,696)	(3,037)
Loss from cash settlement of interest rate derivatives(3)	(708)	—	(915)	—

(1)	Included within natural gas and liquids revenue on our consolidated statements of operations.

(2)	Included within other income (loss), net on our consolidated statements of operations.
(3)	Included within interest expense on our consolidated statements of operations.

As of September 30, 2008, we had the following interest rate derivatives:

Interest Fixed-Rate Swap

Term	Notional Amount	Type	Contract Period Ended December 31,	Fair Value Asset/(Liability)(1)
				(in thousands)
May 2008 - May 2010	$25,000,000	Pay 3.01% — Receive LIBOR	2008	$46
			2009	(4)
			2010	40

				$82

(1)	Fair value based on independent, third-party statements, supported by observable levels at which transactions are executed in the marketplace.

As of September 30, 2008, APL had the following interest rate and commodity derivatives, including derivatives that do not qualify for hedge accounting:

Interest Fixed-Rate Swap

Term	Notional Amount	Type	Contract Period Ended December 31,	Fair Value Asset/(Liability)(1)
				(in thousands)
January 2008 - January 2010	$200,000,000	Pay 2.88% — Receive LIBOR	2008	$413
			2009	238
			2010	65

				$716

April 2008 - April 2010	$250,000,000	Pay 3.14% — Receive LIBOR	2008	$365
			2009	(339)
			2010	197

				$223

Natural Gas Liquids Sales – Fixed Price Swaps

Production Period Ended December 31,	Volumes	Average Fixed Price	Fair Value Liability(2)
	(gallons)	(per gallon)	(in thousands)
2008	7,434,000	$0.697	$(3,642)
2009	8,568,000	$0.746	(3,607)

			$(7,249)

Crude Oil Sales Options (associated with NGL volume)

Production Period Ended December 31,	Crude Volume	Associated NGL Volume	Average Crude Strike Price	Fair Value Asset/(Liability)(3)	Option Type
	(barrels)	(gallons)	(per barrel)	(in thousands)
2008	536,400	29,972,124	$70.16	$110	Puts purchased
2008	126,000	11,219,040	$127.55	(3,531)	Puts sold(4)
2008	126,000	11,219,040	$140.00	65	Calls purchased(4)
2008	473,400	25,764,984	$80.13	(10,104)	Calls sold
2009	1,584,000	85,038,534	$80.00	2,372	Puts purchased
2009	304,200	27,085,968	$126.05	(9,082)	Puts sold(4)
2009	304,200	27,085,968	$143.00	1,026	Calls purchased(4)
2009	2,121,600	114,072,336	$81.01	(51,161)	Calls sold
2010	3,127,500	202,370,490	$81.09	(90,981)	Calls sold
2010	714,000	45,415,440	$120.00	8,966	Calls purchased(4)
2011	606,000	32,578,560	$95.56	(13,597)	Calls sold
2011	252,000	13,547,520	$120.00	3,462	Calls purchased(4)
2012	450,000	24,192,000	$97.10	(9,981)	Calls sold
2012	180,000	9,676,800	$120.00	2,629	Calls purchased(4)

				$(169,807)

Natural Gas Sales – Fixed Price Swaps

Production Period Ended December 31,	Volumes	Average Fixed Price	Fair Value Asset/(Liability)(3)
	(mmbtu)(5)	(per mmbtu)(5)	(in thousands)
2008	1,371,000	$8.823	$1,722
2009	5,724,000	$8.611	2,667
2010	4,560,000	$8.526	(269)
2011	2,160,000	$8.270	(583)
2012	1,560,000	$8.250	(251)

			$3,286

Natural Gas Basis Sales

Production Period Ended December 31,	Volumes	Average Fixed Price	Fair Value Asset(3)
	(mmbtu)(5)	(per mmbtu)(5)	(in thousands)
2008	1,371,000	$(0.744)	$2,042
2009	5,724,000	$(0.558)	1,599
2010	4,560,000	$(0.622)	732
2011	2,160,000	$(0.664)	217
2012	1,560,000	$(0.601)	97

			$4,687

Natural Gas Purchases – Fixed Price Swaps

Production Period Ended December 31,	Volumes	Average Fixed Price		Fair Value Asset/(Liability)(3)
	(mmbtu)(5)	(per mmbtu)(5)		(in thousands)
2008	4,065,000	$8.274	(6)	$(5,622)
2009	15,564,000	$8.680		(8,329)
2010	8,940,000	$8.580		196
2011	2,160,000	$8.270		583
2012	1,560,000	$8.250		251

				$(12,921)

Natural Gas Basis Purchases

Production Period Ended December 31,	Volumes	Average Fixed Price	Fair Value Liability(3)
	(mmbtu)(5)	(per mmbtu)(5)	(in thousands)
2008	4,065,000	$(1.114)	$(6,761)
2009	15,564,000	$(0.654)	(5,362)
2010	8,940,000	$(0.600)	(2,118)
2011	2,160,000	$(0.700)	(50)
2012	1,560,000	$(0.610)	(49)

			$(14,340)

Ethane Put Options

Production Period Ended December 31,	Associated NGL Volume	Average Crude Strike Price	Fair Value Asset(2)	Option Type
	(gallons)	(per gallon)	(in thousands)
2008	7,560,000	$0.7885	$399	Puts purchased
2009	16,254,000	$0.6928	196	Puts purchased

			$595

Propane Put Options

Production Period Ended December 31,	Associated NGL Volume	Average Crude Strike Price	Fair Value Asset(2)	Option Type
	(gallons)	(per gallon)	(in thousands)
2008	8,946,000	$1.4752	$174	Puts purchased
2009	23,310,000	$1.3935	368	Puts purchased

			$542

Crude Oil Sales

Production Period Ended December 31,	Volumes	Average Fixed Price	Fair Value Liability(3)
	(barrels)	(per barrel)	(in thousands)
2008	14,100	$60.569	$(563)
2009	33,000	$62.700	(1,305)

			$(1,868)

Crude Oil Sales Options

Production Period Ended December 31,	Volumes	Average Strike Price	Fair Value Asset/(Liability)(3)	Option Type
	(barrels)	(per barrel)	(in thousands)
2008	69,000	$68.000	$10	Puts purchased
2008	69,000	$78.055	(1,589)	Calls sold
2009	168,000	$90.000	253	Puts purchased
2009	306,000	$80.017	(13,525)	Calls sold
2010	234,000	$83.027	(9,382)	Calls sold
2011	72,000	$87.296	(1,938)	Calls sold
2012	48,000	$83.944	(1,380)	Calls sold

			$(27,551)

Total net liability			$(223,605)

(1)	Fair value based on independent, third-party statements, supported by observable levels at which transactions are executed in the marketplace.
(2)	Fair value based upon management estimates, including forecasted forward NGL prices as a function of forward NYMEX natural gas, light crude and propane prices.
(3)	Fair value based on forward NYMEX natural gas and light crude prices, as applicable.

(4)

Puts sold and calls purchased in 2008 and 2009 represent costless collars entered into by APL as offsetting positions for the calls sold related to ethane and propane production. In addition, calls were purchased by APL for 2010 through 2012 to offset positions for calls sold. These offsetting positions were entered into to limit the loss which could be incurred if crude oil prices continued to rise.

(5)	Mmbtu represents million British Thermal Units.
(6)	Includes APL’s premium received from its sale of an option for it to sell 234,000 mmbtu of natural gas for the year ended December 31, 2008 at $18.00 per mmbtu.

ITEM 4.	CONTROLS AND PROCEDURES

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

Under the supervision of our General Partner’s Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our General Partner’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level at September 30, 2008.

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

ATLAS PIPELINE HOLDINGS, L.P.

	By:	Atlas Pipeline Holdings GP, LLC, its General Partner

Date: November 6, 2008	By:	/s/ EDWARD E. COHEN
Edward E. Cohen
Chairman of the Board of the General Partner
Chief Executive Officer of the General Partner

Date: November 6, 2008	By:	/s/ MATTHEW A. JONES
Matthew A. Jones
Chief Financial Officer and Director of the General Partner

Date: November 6, 2008	By:	/s/ SEAN P. MCGRATH
Sean P. McGrath
Chief Accounting Officer of the General Partner