Form 10-Q
period 2009-06-30
Atlas Pipeline Holdings, L.P.
filed 2009-08-10
CIK 1347218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of common units of the registrant outstanding on August 5, 2009 was 27,659,154.

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$2,164	$7,285
Accounts receivable – affiliates	—	341
Accounts receivable	77,118	100,000
Current portion of derivative asset	1,815	44,961
Prepaid expenses and other	13,401	10,998
Current assets of discontinued operations	—	13,441

Total current assets	94,498	177,026
Property, plant and equipment, net	1,726,027	1,781,011
Intangible assets, net	180,869	193,647
Investment in joint venture	133,803	—
Long-term portion of derivative asset	1,606	—
Other assets, net	34,157	25,135
Long-term assets of discontinued operations	—	242,165

	$2,170,960	$2,418,984

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current portion of long-term debt	$31,000	$—
Accounts payable – affiliates	1,595	—
Accounts payable	21,348	66,571
Accrued liabilities	20,785	15,862
Current portion of derivative liability	58,204	60,947
Accrued producer liabilities	47,066	66,846
Current liabilities of discontinued operations	—	10,572

Total current liabilities	179,998	220,798
Long-term derivative liability	12,748	48,333
Long-term debt, less current portion	1,276,300	1,539,427
Other long-term liability	490	574
Commitments and contingencies
Partners’ capital:
Common limited partners’ interests	3,938	(5,463)
Accumulated other comprehensive loss	(10,686)	(15,788)
	(6,748)	(21,251)
Non-controlling interests	(29,936)	(32,337)
Non-controlling interest in Atlas Pipeline Partners, L.P.	738,108	663,440

Total partners’ capital	701,424	609,852

	$2,170,960	$2,418,984

See accompanying notes to consolidated financial statements

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
Natural gas and liquids	$176,888	$430,334	$332,038	$789,949
Transportation, compression and other fees – affiliates	6,429	11,421	16,497	20,580
Transportation, compression and other fees – third parties	3,981	5,671	7,855	10,667
Equity income in joint venture	710	—	710	—
Gain on asset sale	109,941	—	109,941	—
Other loss, net	(15,841)	(314,256)	(10,691)	(401,007)

Total revenue and other loss, net	282,108	133,170	456,350	420,189

Costs and expenses:
Natural gas and liquids	129,676	349,711	264,421	623,537
Plant operating	14,128	14,831	27,951	29,766
Transportation and compression	2,791	2,645	6,122	4,959
General and administrative	6,938	9,049	16,705	13,945
Compensation reimbursement – affiliates	375	1,390	750	2,519
Depreciation and amortization	22,999	20,412	45,667	40,459
Interest	26,852	20,204	48,517	41,396

Total costs and expenses	203,759	418,242	410,133	756,581

Income (loss) from continuing operations	78,349	(285,072)	46,217	(336,392)

Discontinued operations:
Gain on sale of discontinued operations	51,078	—	51,078	—
Income from discontinued operations	2,541	8,245	11,417	14,491

Income from discontinued operations	53,619	8,245	62,495	14,491

Net income (loss)	131,968	(276,827)	108,712	(321,901)
Income attributable to non-controlling interests	(652)	(3,112)	(1,121)	(5,202)
(Income) loss attributable to non-controlling interest in Atlas Pipeline Partners, L.P.	(114,330)	241,738	(93,688)	286,082

Net income (loss) attributable to common limited partners	$16,986	$(38,201)	$13,903	$(41,021)

Net income (loss) attributable to common limited partners per unit:
Basic:
Continuing operations	$0.34	$(1.42)	$0.18	$(1.54)
Discontinued operations	0.27	0.04	0.32	0.05

	$0.61	$(1.38)	$0.50	$(1.49)

Diluted:
Continuing operations	$0.34	$(1.42)	$0.18	$(1.54)
Discontinued operations	0.27	0.04	0.32	0.05

	$0.61	$(1.38)	$0.50	$(1.49)

Weighted average common limited partner units outstanding:
Basic	27,659	27,374	27,659	27,362

Diluted	27,659	27,374	27,659	27,362

Amounts attributable to common limited partners:
Continuing operations	$9,547	$(39,310)	$5,034	(42,415)
Discontinued operations	7,439	1,109	8,869	1,394

Net income (loss) attributable to common limited partners	$16,986	$(38,201)	$13,903	$(41,021)

See accompanying notes to consolidated financial statements

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(in thousands, except unit data)

(Unaudited)

	Common Limited Partners’ Capital		Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Non-Controlling Interest in Atlas Pipeline Partners L.P.	Total Partners’ Capital (Deficit)
	Units	$
Balance at January 1, 2009	27,659,154	$(5,463)	$(15,788)	$(32,337)	$663,440	$609,852
Issuance of common limited partner units	—	(39)	—	—	—	(39)
Distributions to non-controlling interests	—	—	—	1,280	(44,716)	(43,436)
Unissued common units under incentive plans	—	(368)	—	—	—	(368)
Distributions paid to common limited partners	—	(1,660)	—	—	—	(1,660)
Distributions equivalent rights paid on unissued units under incentive plans	—	(15)	—	—	—	(15)
Other comprehensive income	—	—	5,102	—	25,696	30,798
Net loss on purchase and sale of subsidiary equity	—	(2,420)	—	—	—	(2,420)
Net income	—	13,903	—	1,121	93,688	108,712

Balance at June 30, 2009	27,659,154	$3,938	$(10,686)	$(29,936)	$738,108	$701,424

See accompanying notes to consolidated financial statements

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$108,712	$(321,901)
Less: Income from discontinued operations	62,495	14,491

Net income (loss) from continuing operations	46,217	(336,392)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Distributions paid to non-controlling interests in Atlas Pipeline Partners, L.P.	(22,337)	(62,397)
Depreciation and amortization	45,667	40,459
Non-cash loss on derivative value, net	34,010	201,834
Equity income in joint venture	(710)	—
Gain on asset sale	(109,941)	—
Distribution received from joint venture	164	—
Non-cash compensation income	(109)	(244)
Amortization of deferred finance costs	4,715	2,669
Net distributions to non-controlling interests	1,280	(5,052)
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, prepaid expenses and other	20,405	(42,342)
Accounts payable and accrued liabilities	(18,655)	182,064
Accounts payable and accounts receivable – affiliates	1,935	(259)

Net cash provided by (used in) continuing operations	2,641	(19,660)
Net cash provided by discontinued operations	16,935	21,851

Net cash provided by operating activities	19,576	2,191

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition purchase price adjustment	—	31,429
Capital expenditures	(130,494)	(142,054)
Net proceeds from asset sale	87,795	—
Other	(2,346)	342

Net cash used in continuing investing activities	(45,045)	(110,283)
Net cash provided by (used in) discontinued investing activities	290,594	(15,143)

Net cash provided by (used in) investing activities	245,549	(125,426)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Atlas Pipeline Partners, L.P. debt	(247,295)	(122,820)
Net proceeds from subordinate loan with Atlas America, Inc.	15,000	—
Net proceeds from issuance of Atlas Pipeline Partners, L.P. debt	—	244,854
Borrowings under credit facility	—	6,000
Borrowings under Atlas Pipeline Partners, L.P. credit facility	325,000	163,000
Repayments under Atlas Pipeline Partners, L.P. credit facility	(305,000)	(248,000)
Repayments under credit facility	(30,000)	—
Net proceeds from issuance of common limited partner units	—	10,014
Net proceeds from issuance of Atlas Pipeline Partners, L.P. common limited partner units	—	247,161
Redemption of Atlas Pipeline Partners, L.P. Class A preferred units	(15,000)	—
Distributions paid to common limited partners	(1,660)	(21,060)
Other	(11,291)	(5,532)

Net cash provided by (used in) financing activities	(270,246)	273,617

Net change in cash and cash equivalents	(5,121)	150,382
Cash and cash equivalents, beginning of period	7,285	12,490

Cash and cash equivalents, end of period	$2,164	$162,872

See accompanying notes to consolidated financial statements

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Atlas Pipeline Holdings, L.P. (“Atlas Pipeline Holdings” or the “Partnership”) is a publicly-traded Delaware limited partnership (NYSE: AHD). The Partnership’s wholly-owned subsidiary, Atlas Pipeline Partners GP, LLC (“Atlas Pipeline GP” or “General Partner”), a Delaware limited liability company, is the general partner of Atlas Pipeline Partners, L.P. (“APL” – NYSE: APL). The Partnership’s general partner, Atlas Pipeline Holdings GP, LLC (“Atlas Pipeline Holdings GP”), which does not have an economic interest in the Partnership and is not entitled to receive any distributions from the Partnership, manages the operations and activities of the Partnership and owes a fiduciary duty to the Partnership’s common unitholders. At June 30, 2009, the Partnership had 27,659,154 common limited partnership units outstanding.

APL is a publicly-traded Delaware limited partnership and a midstream energy service provider engaged in the transmission, gathering and processing of natural gas in the Mid-Continent and Appalachian regions. APL’s operations are conducted through subsidiary entities whose equity interests are owned by Atlas Pipeline Operating Partnership, L.P. (the “Operating Partnership”), a wholly-owned subsidiary of APL. The Partnership, through its general partner interests in APL and the Operating Partnership, owns a 2% general partner interest in the consolidated pipeline operations of APL, through which it manages and effectively controls both APL and the Operating Partnership. The remaining 98% ownership interest in the consolidated pipeline operations consists of limited partner interests in APL. The Partnership also owns 5,754,253 common limited partner units in APL (see Note 6) and 15,000 $1,000 par value Class B preferred limited partner units in APL (see Note 7). At June 30, 2009, APL had 47,804,175 common limited partnership units outstanding, including the 5,754,253 common units held by the Partnership and the 15,000 $1,000 par value Class B preferred units held by the Partnership (see Note 7).

The Partnership’s assets consist principally of 100% ownership interest in Atlas Pipeline GP, which owns:

•	a 2.0% general partner interest in APL, which entitles it to receive 2.0% of the cash distributed by APL;

•

all of the incentive distribution rights in APL, which entitle it to receive increasing percentages, up to a maximum of 48.0%, of any cash distributed by APL as it reaches certain target distribution levels in excess of $0.42 per APL common unit in any quarter. In connection with APL’s acquisition of control of the Chaney Dell and Midkiff/Benedum systems, Atlas Pipeline GP agreed to allocate up to $5.0 million of its incentive distribution rights per quarter back to APL through the quarter ended June 30, 2009, and up to $3.75 million per quarter thereafter; Atlas Pipeline GP also agreed that the resulting allocation of incentive distribution rights back to APL would be after Atlas Pipeline GP receives the initial $3.7 million per quarter of incentive distribution rights through the quarter ended December 31, 2007, and $7.0 million per quarter thereafter;

•	5,754,253 common units of APL, representing approximately 12.0% of the 47,804,175 outstanding common limited partnership units of APL; and

•	15,000 $1,000 par value 12.0% Class B cumulative preferred limited partner units at June 30, 2009.

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

Atlas America, Inc. and its affiliates (“Atlas America”), a publicly-traded company (NASDAQ: ATLS), owns 100% of Atlas Pipeline Holdings GP, the general partner of the Partnership, and a 64.4% ownership interest in the Partnership at June 30, 2009. In addition to its ownership interest in the Partnership, Atlas America also owns 1,112,000 of APL’s common limited partnership units, representing a 2.3% ownership interest in it, and a 48.3% ownership interest in Atlas Energy Resources, LLC and subsidiaries (“Atlas Energy”), a publicly-traded company (NYSE: ATN). The majority of the natural gas APL and its affiliates, including Laurel Mountain, (see Note 3) transports in the Appalachian basin is derived from wells operated by Atlas Energy.

The accompanying consolidated financial statements, which are unaudited except that the balance sheet at December 31, 2008, is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. Management has evaluated subsequent events through August 10, 2009, the date the financial statements were issued. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008. On May 4, 2009, APL completed the sale of its NOARK gas gathering and interstate pipeline system (see Note 4). As such, the Partnership has adjusted the prior period consolidated financial statements and related footnote disclosures presented within this Form 10-Q to reflect the amounts related to the operations of the NOARK gas gathering and interstate pipeline system as discontinued operations. The results of operations for the three and six month periods ended June 30, 2009 may not necessarily be indicative of the results of operations for the full year ending December 31, 2009.

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

The Midkiff/Benedum joint venture has a 72.8% undivided joint venture interest in the Midkiff/Benedum system, of which the remaining 27.2% interest is owned by Pioneer Natural Resources Company (NYSE: PXD) (“Pioneer”). Due to the Midkiff/Benedum system’s status as an undivided joint venture, the Midkiff/Benedum joint venture proportionally consolidates its 72.8% ownership interest in the assets and liabilities and operating results of the Midkiff/Benedum system. APL has an agreement with Pioneer whereby Pioneer has an option to buy up to an additional 22.0% interest in the Midkiff/Benedum system which began on June 15, 2009 and ends on November 1, 2009. If the option is fully exercised, Pioneer would increase its interest in the system to approximately 49.2%. Pioneer would pay approximately $230 million, subject to certain adjustments, for the additional 22.0% interest if fully exercised. APL will manage and control the Midkiff/Benedum system regardless of whether Pioneer exercises the purchase option.

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

The natural gas industry principally conducts its business by processing actual transactions at the end of the month following the month of delivery. Consequently, the most current month’s financial results were recorded using estimated volumes and commodity market prices. Differences between estimated and actual amounts are recorded in the following month’s financial results. Management believes that the operating results presented for the three and six months ended June 30, 2009 represent actual results in all material respects (see “– Revenue Recognition” accounting policy for further description).

Net Income (Loss) Per Common Unit

Basic net income (loss) attributable to common limited partners per unit is computed by dividing net income (loss) attributable to common limited partners, which is determined after the deduction of net income (loss) attributable to participating securities, by the weighted average number of common limited partner units outstanding during the period.

On January 1, 2009, the Partnership adopted the Emerging Issues Task Force’s (“EITF”) Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 applies to the calculation of earnings per share (“EPS”) described in paragraphs 60 and 61 of Financial Accounting Standards Board (“FASB”) Statement No. 128, “Earnings per Share” for share-based payment awards with rights to dividends or dividend equivalents. It states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. The Partnership’s phantom unit awards, which consist of common units issuable under the terms of its long-term incentive plan and incentive compensation agreements (see Note 15), contain non-forfeitable rights to distribution equivalents of the Partnership. The participation rights result in a non-contingent transfer of value each time the Partnership declares a distribution or distribution equivalent right during the award’s vesting period. As such, FSP EITF 03-6-1 provides that the net income (loss) utilized in the calculation of net income (loss) per unit must be after the allocation of income (loss) to the phantom units on a pro-rata basis. FSP EITF 03-6-1 requires entities to retroactively adjust all prior period earnings per unit computations per its guidance.

The following is a reconciliation of net income (loss) from continuing operations and net income from discontinued operations allocated to the common limited partners for purposes of calculating net income (loss) attributable to common limited partners per unit (in thousands, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008(1)	2009	2008(1)
Continuing operations:
Net income (loss)	$78,349	$(285,072)	$46,217	$(336,392)
Income attributable to non-controlling interests	(652)	(3,112)	(1,121)	(5,202)
(Income) loss attributable to non-controlling interests – Atlas Pipeline Partners, L.P.	(68,150)	248,874	(40,062)	299,179

Net income (loss) attributable to common limited partners	9,547	(39,310)	5,034	(42,415)
Less: Net income (loss) attributable to participating securities – phantom units(2)	62	(321)	36	(345)

Net income (loss) utilized in the calculation of net income (loss) from continuing operations attributable to common limited partners per unit	$9,485	$(38,989)	$4,998	$(42,070)

Discontinued operations:
Net income	$53,619	$8,245	$62,495	$14,491
Income attributable to non-controlling interests – Atlas Pipeline Partners, L.P.	(46,180)	(7,136)	(53,626)	(13,097)

Net income utilized in the calculation of net income from discontinued operations attributable to common limited partners per unit	$7,439	$1,109	$8,869	$1,394

(1)	Restated to reflect amounts reclassified to discontinued operations due to APL’s sale of its NOARK gas gathering and interstate pipeline system (see Note 4).

(2)

In accordance with FSP EITF 03-6-1, net income (loss) attributable to common limited partners’ ownership interest is allocated to the phantom units on a pro-rata basis (weighted average phantom units outstanding as a percentage of the sum of the weighted average phantom units and common limited partner units outstanding).

Diluted net income (loss) attributable to common limited partners per unit is calculated by dividing net income (loss) attributable to common limited partners, less income (loss) allocable to participating securities, by the sum of the weighted average number of common limited partner units outstanding and the dilutive effect of unit option awards, as calculated by the treasury stock method. Unit options consist of common units issuable upon payment of an exercise price by the participant under the terms of the Partnership’s long-term incentive plan (see Note 15). The following table sets forth the reconciliation of the Partnership’s weighted average number of common limited partner units used to compute basic net income (loss) attributable to common limited partners per unit with those used to compute diluted net income (loss) attributable to common limited partners per unit (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted average number of common limited partner units – basic	27,659	27,374	27,659	27,362
Add: effect of dilutive option incentive awards(1)	—	—	—	—

Weighted average number of common limited partner units – diluted	27,659	27,374	27,659	27,362

(1)

For the three months ended June 30, 2009 and 2008, approximately 1.0 million and 1.2 million unit options, respectively, were excluded from the computation of diluted earnings attributable to common limited partners per unit because the inclusion of such unit options would have been anti-dilutive. For the six months ended June 30, 2009 and 2008, approximately 1.0 million and 1.2 million unit options, respectively, were excluded from the computation of diluted earnings attributable to common limited partners per unit because the inclusion of such unit options would have been anti-dilutive.

Non-Controlling Interest in Atlas Pipeline Partners, L.P.

The non-controlling interest in APL on the Partnership’s consolidated financial statements reflects the outside ownership interests in APL, which was 86.2% and 84.1% at June 30, 2009 and December 31, 2008, respectively. The non-controlling interests in APL in the Partnership’s consolidated statements of operations is calculated quarterly by multiplying (i) the weighted average APL common limited partner units outstanding held by non-affiliated third parties by (ii) the consolidated net income (loss) per APL common limited partner unit for the respective quarter. The net income (loss) per APL common limited partner unit is calculated by dividing the net income (loss) allocated to common limited partners, after the allocation of net income (loss) to the Partnership as general partner in accordance with the terms of the APL partnership agreement, by the total weighted average APL common limited partner units outstanding. The Partnership’s general partner interest in the net income (loss) of APL is based upon its 2% general partner ownership interest and incentive distributions, with a priority allocation of APL’s net income (loss) in an amount equal to the incentive distributions (see Note 8), in accordance with the APL partnership agreement, and the remaining APL net income (loss) allocated with respect to the general partner’s and APL’s limited partners’ ownership interests. The non-controlling interest in APL on the Partnership’s consolidated balance sheets principally reflects the sum of the allocation of APL’s consolidated net income (loss) to the non-controlling interest in APL and the contributed capital of non-controlling interests through the sale of limited partner units in APL, partially offset by APL quarterly cash distributions to the non-controlling interest owners.

During the six months ended June 30, 2009, APL issued 348,620 common units to certain key employees covered under incentive compensation agreements (see Note 15). Additionally, APL issued 1,465,653 of its common units upon conversion of 5,000 preferred units previously held by Sunlight Capital Partners, LLC (see Note 7). As a result of these transactions, the Partnership’s ownership percentage in APL, including its 2% interest as General Partner, was reduced. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary” (“SAB No. 51”), during the six months ended June 30, 2009, the Partnership recorded a $2.4 million increase to non-controlling interest in APL with a corresponding decrease to its limited partners’ capital, which represents the difference between the Partnership’s share of the underlying book value in APL before and after the respective common unit transactions, on its consolidated balance sheet.

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

Capitalized Interest

APL capitalizes interest on borrowed funds related to capital projects only for periods that activities are in progress to bring these projects to their intended use. The weighted average rate used to capitalize interest on borrowed funds by APL was 5.8% and 5.9% for the three months ended June 30, 2009 and 2008, respectively, and 5.3% and 6.3% for the six months ended June 30, 2009 and 2008, respectively. The amount of interest capitalized was $0.5 million and $1.9 million for the three months ended June 30, 2009 and 2008, respectively, and $1.9 million and $3.5 million for the six months ended June 30, 2009 and 2008, respectively.

Intangible Assets

APL has recorded intangible assets with finite lives in connection with certain consummated acquisitions. The following table reflects the components of intangible assets being amortized at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008	Estimated Useful Lives In Years
Gross Carrying Amount:
Customer contracts	$12,810	$12,810	8
Customer relationships	222,572	222,572	7–20

	$235,382	$235,382

Accumulated Amortization:
Customer contracts	$(6,602)	$(5,806)
Customer relationships	(47,911)	(35,929)

	$(54,513)	$(41,735)

Net Carrying Amount:
Customer contracts	$6,208	$7,004
Customer relationships	174,661	186,643

	$180,869	$193,647

Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) requires that intangible assets with finite useful lives be amortized over their estimated useful lives. If an intangible asset has a finite useful life, but the precise length of that life is not known, that intangible asset must be amortized over the best estimate of its useful life. At a minimum, APL will assess the useful lives and residual values of all intangible assets on an annual basis to determine if adjustments are required. The estimated useful life for APL’s customer contract intangible assets is based upon the approximate average length of customer contracts in existence and expected renewals at the date of acquisition. The estimated useful life for APL’s customer relationship intangible assets is based upon the estimated average length of non-contracted customer relationships in existence at the date of acquisition, adjusted for APL management’s estimate of whether these individual relationships will continue in excess or less than the average length. Amortization expense on intangible assets was $6.4 million for both of the three month periods ended June 30, 2009 and 2008, and $12.8 million for both of the six month periods ended June 30, 2009 and 2008. Amortization expense related to APL’s intangible assets is estimated to be as follows for each of the next five calendar years: 2009 to 2012 - $25.6 million; 2013 - $24.5 million.

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2009 and 2008 were as follows (in thousands):

	Six Months Ended June 30,
	2009	2008
Balance, beginning of period	$—	$709,283
Post-closing purchase price adjustment with seller and purchase price allocation adjustment - Chaney Dell and Midkiff/Benedum acquisition	—	(2,217)
Recovery of state sales tax initially paid on transaction – Chaney Dell and Midkiff/ Benedum acquisition	—	(30,206)

Balance, end of period	$—	$676,860

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

During April 2008, APL received a $30.2 million cash reimbursement for sales tax initially paid on its transaction to acquire the Chaney Dell and Midkiff/Benedum systems in July 2007. The $30.2 million was initially capitalized as an acquisition cost and allocated to the assets acquired, including goodwill, based upon their estimated fair values at the date of acquisition. Based upon the reimbursement of the sales tax received in April 2008, APL reduced goodwill recognized in connection with the acquisition at June 30, 2008.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net income (loss), are referred to as “other comprehensive income (loss)” and for the Partnership include only changes in the fair value of unsettled APL derivative contracts which are accounted for as cash flow hedges (see Note 11). The following table sets forth the calculation of the Partnership’s comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$131,968	$(276,827)	$108,712	$(321,901)
Income attributable to non-controlling interests	(652)	(3,112)	(1,121)	(5,202)
(Income) loss attributable to non-controlling interests - Atlas Pipeline Partners, L.P.	(114,330)	241,738	(93,688)	286,082

Net income (loss) attributable to common limited partners	16,986	(38,201)	13,903	(41,021)

Other comprehensive income (loss):
Change in fair value of derivative instruments accounted for as cash flow hedges	(869)	(127,834)	(2,246)	(109,249)
Changes in non-controlling interest related to items in other comprehensive income (loss)	(9,115)	92,280	(25,696)	62,899
Add: adjustment for realized losses reclassified to net income (loss)	14,019	18,677	33,044	36,320

Total other comprehensive income (loss)	4,035	(16,877)	5,102	(10,030)

Comprehensive income (loss)	$21,021	$(55,078)	$19,005	$(51,051)

Revenue Recognition

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

Revenue in APL’s Appalachia segment is principally recognized at the time the natural gas is transported through its gathering systems.

APL accrues unbilled revenue due to timing differences between the delivery of natural gas, NGLs, and condensate and the receipt of a delivery statement. This revenue is recorded based upon volumetric data from APL’s records and management estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices (see “–Use of Estimates” accounting policy for further description). APL had unbilled revenues at June 30, 2009 and December 31, 2008 of $45.9 million and $50.1 million, respectively, which are included in accounts receivable and accounts receivable-affiliates within the Partnership’s consolidated balance sheets.

Recently Adopted Accounting Standards

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires management of a reporting entity to evaluate events or transactions that may occur after the balance sheet date for potential recognition or disclosure in the financial statements and provides guidance for disclosures that an entity should make about those events. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009 and shall be applied prospectively. The Partnership adopted the requirements of SFAS No. 165 on June 30, 2009 and it did not have a material impact to its financial position or results of operations or related disclosures. The adoption of SFAS 165 does not change the Partnership’s current practices with respect to evaluating, recording and disclosing subsequent events.

In April 2009, the FASB issued Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 applies to all fair value measurements and provides additional clarification on estimating fair value when the market activity for an asset has declined significantly. FSP FAS 157-4 also requires an entity to disclose a change in valuation technique and related inputs to the valuation calculation and to quantify its effects, if practicable. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Partnership adopted the requirements of FSP FAS 157-4 on April 1, 2009 and its adoption did not have a material impact on the Partnership’s financial position and results of operations.

In April 2009, the FASB issued Staff Position 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 change existing guidance for determining whether an impairment is other than temporary for debt securities. FSP FAS 115-2 and FAS 124-2 replaces the existing requirement that an entity’s management assess it has both the intent and ability to hold an impaired security until recovery with a requirement that management assess that it does not have the intent to sell the security and that it is more likely than not that it will not have to sell the security before recovery of its cost basis. FSP FAS 115-2 and FAS 124-2 also requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security and for the entity to present the total other-than-temporary impairment in the statement of operations with an offset for the amount recognized in other comprehensive income. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Partnership adopted the requirements of FSP FAS 115-2 and FAS 124-2 on April 1, 2009 and its adoption did not have a material impact on the Partnership’s financial position and results of operations.

In April 2009, the FASB issued Staff Position 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 APB 28-1 requires an entity to provide disclosures about fair value of financial instruments in interim financial information. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. FSP FAS 107-1 APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Partnership adopted the requirements of FSP FAS 107-1 APB 28-1 on April 1, 2009 and its adoption did not have a material impact on the Partnership’s financial position and results of operations.

In April 2009, the FASB issued Staff Position 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”). FSP 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”. FSP 141(R)-1 also eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. FSP FAS 141(R)-1 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (January 1, 2009 for the Partnership). The Partnership adopted the requirements of FSP 141(R)-1 on January 1, 2009 and its adoption did not have a material impact on the Partnership’s financial position and results of operations.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 applies to the calculation of earnings per share (“EPS”) described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share” for share-based payment awards with rights to dividends or dividend equivalents. It states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption was prohibited. The Partnership adopted the requirements of FSP EITF 03-6-1 on January 1, 2009 and its adoption did not have a material impact on the Partnership’s financial position and results of operations (see “Net Income (Loss) Per Common Unit”). Prior-period net loss per common limited partner unit data presented has been adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1.

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No 141(R), “Business Combinations” (“SFAS No. 141(R)”), and other U.S. Generally Accepted Accounting Principles. The Partnership adopted the requirements of FSP FAS 142-3 on January 1, 2009 and its adoption did not have a material impact on its financial position and results of operations.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), to require enhanced disclosure about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Partnership adopted the requirements of SFAS No. 161 on January 1, 2009 and it did not have a material impact on its financial position or results of operations (see Note 11).

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also requires consolidated net income to be reported and disclosed on the face of the consolidated statement of operations at amounts that include the amounts attributable to both the parent and the non-controlling interest. Additionally, SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and that the parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and adjust its remaining investment, if any, at fair value. The Partnership adopted the requirements of SFAS No. 160 on January 1, 2009 and adjusted its presentation of its financial position and results of operations. Prior period financial position and results of operations have been adjusted retrospectively to conform to the provisions of SFAS No. 160.

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

Recently Issued Accounting Standards

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. The Codification supersedes all existing non-Securities and Exchange Commission accounting and reporting standards. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the Codification. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Partnership will apply the requirements of SFAS No. 168 to its financial statements for the interim period ending September 30, 2009 and does not expect it to have a material impact to its financial position or results of operations or related disclosures.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 is a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS No. 167 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS No. 167 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009 (January 1, 2010 for the Partnership). The Partnership will apply the requirements of SFAS No. 167 upon its adoption on January 1, 2010 and does not expect it to have a material impact to its financial position or results of operations or related disclosures.

NOTE 3 – APL INVESTMENT IN JOINT VENTURE

On May 31, 2009, APL and subsidiaries of The Williams Companies, Inc. (NYSE: WMB) (“Williams”) completed the formation of Laurel Mountain Midstream LLC (“Laurel Mountain”), a joint venture which will own and operate APL’s Appalachia Basin natural gas gathering system, excluding APL’s Northern Tennessee operations. To the joint venture, Williams contributed cash of $100.0 million, of which APL received approximately $87.8 million, net of working capital adjustments, and a note receivable of $25.5 million. APL contributed its Appalachia Basin natural gas gathering system and retained a 49% ownership interest in Laurel Mountain. APL is also entitled to preferred distribution rights relating to all payments on the note receivable. Williams retained the remaining 51% ownership interest in Laurel Mountain. Upon completion of the transaction, APL recognized its 49% ownership interest in Laurel Mountain as an investment in joint venture on the Partnership’s consolidated balance sheet at fair value and recognized a gain on sale of $109.9 million, including $79.7 million associated with the remeasurement of APL’s investment in Laurel Mountain to fair value. APL used the net proceeds from the transaction to reduce borrowings under its senior secured credit facility (see Note 13). In addition, Atlas Energy sold to Laurel Mountain two natural gas processing plants and associated pipelines located in Southwestern Pennsylvania for $10.0 million. Upon the completion of the contribution of APL’s Appalachia gathering systems to Laurel Mountain, Laurel Mountain entered into new gas gathering agreements with Atlas Energy which superseded the existing natural gas gathering agreements and omnibus agreement between APL and Atlas Energy. Under the new gas gathering agreement, Atlas Energy is obligated to pay the joint venture all of the gathering fees it collects from its investment drilling partnerships plus any excess amount over the amount of the competitive gathering fee (which is currently defined as 13% of the gross sales price received for the partnerships’ gas). APL has accounted for its ownership interest in Laurel Mountain under the equity method of accounting, with recognition of its ownership interest in the income of Laurel Mountain as equity income on the Partnership’s consolidated statements of operations.

The following table provides summarized statement of operations and balance sheet data on a 100 % basis for Laurel Mountain for the three and six months ended June 30, 2009 and as of June 30, 2009 (in thousands):

	Three Months Ended June 30, 2009(1)	Six Months Ended June 30, 2009(1)
Statement of Operations data:
Total revenue	$3,068	$3,068
Net income	1,278	1,278

	June 30, 2009
Balance Sheet data:
Current assets	$7,565
Long-term assets	245,395
Current liabilities	11,104
Long-term liabilities	15,500
Net equity	226,356

(1)	Represents the period from May 31, 2009, the date of initial formation, through June 30, 2009.

NOTE 4 – DISCONTINUED OPERATIONS

On May 4, 2009, APL completed the sale of its NOARK gas gathering and interstate pipeline system to Spectra Energy Partners OLP, LP (NYSE:SEP) (“Spectra”) for net proceeds of $292.0 million in cash, net of working capital adjustments. APL received an additional $2.5 million in cash in July 2009 upon the delivery of audited financial statements for the NOARK system assets to Spectra (see Note 18). APL used the net proceeds from the transaction to reduce borrowings under its senior secured term loan and revolving credit facility (see Note 13). The Partnership accounted for the sale of the NOARK system assets as discontinued operations within its consolidated financial statements and recorded a gain of $51.1 million on the sale of APL’s NOARK assets within income from discontinued operations on its consolidated statements of operations for the three and six months ended June 30, 2009. The following table summarizes the components included within income from discontinued operations on the Partnership’s consolidated statements of operations (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Total revenue and other loss, net	$5,269	$15,988	$21,274	$32,359
Total costs and expenses	(2,728)	(7,743)	(9,857)	(17,868)

Income from discontinued operations	$2,541	$8,245	$11,417	$14,491

The following table summarizes the components included within total assets and liabilities of discontinued operations within the Partnership’s consolidated balance sheet for the period indicated (amounts in thousands):

December 31, 2008
Cash and cash equivalents	$75
Accounts receivable	12,365
Prepaid expenses and other	1,001

Total current assets of discontinued operations	13,441
Property, plant and equipment, net	241,926
Other assets, net	239

Total assets of discontinued operations	$255,606

Accounts payable	$4,120
Accrued liabilities	5,892
Accrued producer liabilities	560

Total current liabilities of discontinued operations	$10,572

NOTE 5 – ATLAS PIPELINE HOLDINGS EQUITY OFFERINGS

On June 1, 2009, a newly created, wholly-owned subsidiary of the Partnership, Atlas Pipeline Holdings II, LLC (“AHD Sub”), issued $15.0 million of $1,000 par value 12.0% Class B preferred equity (“AHD Sub Preferred Units”) to APL for cash pursuant to a certificate of designation. The Partnership utilized the net proceeds from the issuance to reduce borrowings under its senior secured credit facility (see Note 13). Distributions on the AHD Sub Preferred Units are payable quarterly on the same date as the distribution payment date for the Partnership’s common units. Distributions on the AHD Sub Preferred Units shall initially be paid in cash or by increasing the amount of the AHD Sub Preferred Unit equity by the amount of the distribution. However, under the terms of the certificate of designation, prior to the repayment of all outstanding borrowings under the Partnership’s credit facility (see Note 13), AHD Sub may only pay a cash distribution on the AHD Sub Preferred Units if the Partnership has received distributions on APL’s 12.0% Class B preferred units (see Note 7). After the Partnership has repaid all outstanding borrowings under its credit facility, all subsequent distributions declared by AHD Sub on the AHD Sub Preferred Units shall be paid in cash. AHD Sub has the option of redeeming some or all of the AHD Sub Preferred Units, subject to certain limitations under the terms of the certificate of designation. As APL owns all of the outstanding AHD Sub Preferred Units in an amount equal to the Class B Preferred Units of APL that the Partnership owns (see Note 7), the amounts eliminate in consolidation of the Partnership’s consolidated balance sheet as of June 30, 2009.

In June 2008, the Partnership sold 308,109 common units through a private placement to Atlas America at a price of $32.50 per unit, for net proceeds of approximately $10.0 million. The Partnership utilized the net proceeds from the sale to purchase 278,000 common units of APL (see Note 6), which in turn utilized the proceeds to partially fund the early termination of certain derivative agreements (see Note 11). Following the Partnership’s private placement, Atlas America had a 64.4% ownership interest in the Partnership.

NOTE 6 – APL COMMON UNIT EQUITY OFFERING

In June 2008, APL sold 5,750,000 common units in a public offering at a price of $37.52 per unit, yielding net proceeds of approximately $206.6 million. Also in June 2008, APL sold 1,112,000 common units to Atlas America and 278,000 common units to the Partnership in a private placement at a net price of $36.02 per unit, resulting in net proceeds of approximately $50.1 million. APL also received a capital contribution from the Partnership of $5.4 million for it to maintain its 2.0% general partner interest in APL. APL utilized the net proceeds from both sales and the capital contribution to fund the early termination of certain derivative agreements (see Note 11).

NOTE 7 – APL PREFERRED UNIT EQUITY OFFERINGS

APL Class A Preferred Units

In January 2009, APL and Sunlight Capital Partners, LLC (“Sunlight Capital”), an affiliate of Elliott & Associates, agreed to amend certain terms of the preferred unit certificate of designation for the then-outstanding 30,000 $1,000 par value 12.0% cumulative convertible Class A preferred units of limited partner interests (the “APL Class A Preferred Units”), which was initially entered into in March 2006. The amendment (a) increased the dividend yield from 6.5% to 12.0% per annum, effective January 1, 2009, (b) established a new conversion commencement date on the outstanding APL Class A Preferred Units of April 1, 2009, (c) established Sunlight Capital’s new conversion option price of $22.00, enabling the APL Class A Preferred Units to be converted at the lesser of $22.00 or 95% of the market value of its common units, and (d) established a new price for APL’s call redemption right of $27.25.

The amendment to the preferred units certificate of designation also required that APL issue Sunlight Capital $15.0 million of its 8.125% senior unsecured notes due 2015 (see Note 13) to redeem 10,000 APL Class A Preferred Units. APL’s management estimated that the fair value of the $15.0 million 8.125% senior unsecured notes issued to redeem the Class A Preferred Units was approximately $10.0 million at the date of redemption based upon the market price of the publicly-traded senior notes. As such, the Partnership recorded the redemption by recognizing a $10.0 million reduction of non-controlling interest in APL, $15.0 million of additional long-term debt for the face value of the APL senior unsecured notes issued and a $5.0 million discount on the issuance of the senior unsecured notes which is presented as a reduction of long-term debt on the Partnership’s consolidated balance sheet. The discount recognized upon APL’s issuance of the senior unsecured notes will be amortized to interest expense within the Partnership’s consolidated statements of operations over the term of the notes based upon the effective interest rate method.

The amendment to the preferred units certificate of designation also required that (a) APL redeem 10,000 of the APL Class A Preferred Units for cash at the liquidation value on April 1, 2009 and (b) that if Sunlight Capital made a conversion request of the remaining 10,000 APL Class A Preferred Units between April 1, 2009 and June 1, 2009, APL has the option of redeeming the APL Class A Preferred Units for cash at the stipulated liquidation value or converting the APL Class A Preferred Units into its common limited partner units at the stipulated conversion price. If Sunlight Capital made a conversion request subsequent to June 1, 2009, 5,000 of the 10,000 APL Class A Preferred Units would have been required to be redeemed in cash, while APL had the option of redeeming the remaining 5,000 APL Class A Preferred Units in cash or converting the preferred units into its common limited partner units.

On April 1, 2009, APL redeemed 10,000 of the APL Class A Preferred Units held by Sunlight Capital for cash at the liquidation value of $1,000 per unit, or $10.0 million, in accordance with the terms of the amended preferred units certificate of designation. Additionally on April 1, 2009, APL paid Sunlight a preferred dividend of $0.3 million, representing the quarterly dividend on the 10,000 preferred units held by Sunlight prior to APL’s redemption. On April 13, 2009, APL converted 5,000 of the APL Class A Preferred Units into 1,465,653 APL common units in accordance with the terms of the amended preferred units certificate of designation. On May 5, 2009, APL redeemed the remaining 5,000 APL Class A Preferred Units held by Sunlight Capital for cash at the liquidation value of $1,000 per unit, or $5.0 million, pursuant to the terms of the amended preferred units certificate of designation. Additionally on May 5, 2009, APL paid Sunlight a preferred dividend of $0.2 million, representing the quarterly dividend on the 5,000 preferred units held by Sunlight prior to APL’s redemption.

In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 68, “Increasing Rate Preferred Stock,” the initial issuances of the 40,000 Class A Preferred Units were recorded on the consolidated balance sheet at the amount of net proceeds received less an imputed dividend cost. As a result of an amendment to the preferred units certificate of designation in March 2007, APL, in lieu of dividend payments to Sunlight Capital, recognized an imputed dividend cost of $2.5 million that was amortized over a twelve-month period commencing March 2007 and was based upon the present value of the net proceeds received using the then-6.5% stated dividend yield. During the three months ended March 31, 2008, APL amortized the remaining $0.5 million of this imputed dividend cost, which is presented within non-controlling interests in APL on the Partnership’s consolidated statements of operations for the six months ended June 30, 2008.

APL recognized $0.7 million of preferred dividend cost for the three months ended June 30, 2008 and $0.4 million and $0.8 million of preferred dividend cost for the six months ended June 30, 2009 and 2008, respectively, for dividends paid to the APL Class A preferred units, which is presented as a reduction of net income (loss) to determine net income (loss) attributable to common limited partners on the Partnership’s consolidated statements of operations.

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

The cumulative sale of the APL Class B Preferred Units to the Partnership was exempt from the registration requirements of the Securities Act of 1933. The Partnership received $0.5 million in preferred dividends for the six months ended June 30, 2009.

NOTE 8 – CASH DISTRIBUTIONS

Atlas Pipeline Holdings Cash Distributions

The Partnership has a cash distribution policy under which it distributes, within 50 days after the end of each quarter, all of its available cash (as defined in the partnership agreement) for that quarter to its common unitholders. Distributions declared by the Partnership for the period from January 1, 2008 through June 30, 2009 were as follows:

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

There was no cash distribution declared by the Partnership for the quarters ended March 31, 2009 or June 30, 2009. On June 1, 2009, the Partnership entered into an amendment to its credit facility agreement which, among other changes, prohibited it from paying any cash distributions on its equity while the credit facility is in effect (see Note 13).

APL Cash Distributions

APL is required to distribute, within 45 days after the end of each quarter, all of its available cash (as defined in its partnership agreement) for that quarter to its common unitholders and the Partnership, as general partner. If APL’s common unit distributions in any quarter exceed specified target levels, the Partnership will receive between 15% and 50% of such distributions in excess of the specified target levels. Common unit and General Partner distributions declared by APL for the period from January 1, 2008 through June 30, 2009 were as follows:

Date Cash Distribution Paid	For Quarter Ended	APL Cash Distribution per Common Limited Partner Unit	Total APL Cash Distribution To Common Limited Partners	Total APL Cash Distribution To the General Partner
			(in thousands)	(in thousands)
February 14, 2008	December 31, 2007	$0.93	$36,051	$5,092
May 15, 2008	March 31, 2008	$0.94	$36,450	$7,891
August 14, 2008	June 30, 2008	$0.96	$44,096	$9,308
November 14, 2008	September 30, 2008	$0.96	$44,105	$9,312
February 13, 2009	December 31, 2008	$0.38	$17,463	$358
May 15, 2009	March 31, 2009	$0.15	$7,149	$147

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

APL did not declare a cash distribution for the quarter ended June 30, 2009. On May 29, 2009, APL entered into an amendment to its senior secured credit facility (see Note 13) which, among other changes, requires that it pay no cash distributions during the remainder of the year ended December 31, 2009 and allows it to pay cash distributions beginning January 1, 2010 if its senior secured leverage ratio is above certain thresholds and it has minimum liquidity (both as defined in the credit agreement) of at least $50.0 million.

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment (in thousands):

	June 30, 2009	December 31, 2008(1)	Estimated Useful Lives in Years
Pipelines, processing and compression facilities	$1,657,201	$1,707,046	15 – 40
Rights of way	166,595	168,057	20 – 40
Buildings	8,923	8,920	40
Furniture and equipment	9,417	9,279	3 – 7
Other	12,736	13,002	3 – 10

	1,854,872	1,906,304
Less – accumulated depreciation	(128,845)	(125,293)

	$1,726,027	$1,781,011

(1)	Restated to reflect amounts reclassified to discontinued operations due to APL’s sale of its NOARK gas gathering and interstate pipeline system (see Note 4).

NOTE 10 – OTHER ASSETS

The following is a summary of other assets (in thousands):

	June 30, 2009	December 31, 2008(1)
Deferred finance costs, net of accumulated amortization of $22,290 and $17,575 at June 30, 2009 and December 31, 2008, respectively	$30,451	$23,818
Long-term pipeline lease prepayment	2,043	—
Security deposits	1,663	1,317

	$34,157	$25,135

(1)	Restated to reflect amounts reclassified to discontinued operations due to APL’s sale of its NOARK gas gathering and interstate pipeline system (see Note 4).

Deferred finance costs are recorded at cost and amortized over the term of the respective debt agreement (see Note 13). During May 2009, APL recorded $2.3 million of accelerated amortization of deferred financing costs associated with the retirement of a portion of its term loan with the proceeds from the sale of its NOARK system (see Note 4). In June 2008, APL recorded $1.2 million for accelerated amortization of deferred financing costs associated with the retirement of a portion of its term loan with a portion of the net proceeds from its issuance of senior notes (see Note 13).

NOTE 11 — DERIVATIVE INSTRUMENTS

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

The Partnership and APL apply the provisions of SFAS No. 133 to their derivative instruments. APL formally documents all relationships between hedging instruments and the items being hedged, including their risk management objective and strategy for undertaking the hedging transactions. This includes matching derivative contracts to the forecasted transactions. Under SFAS No. 133, the Partnership and APL can assess, both at the inception of the derivative and on an ongoing basis, whether the derivative is effective in offsetting changes in the forecasted cash flow of the hedged item. If it is determined that a derivative is not effective as a hedge or that it has ceased to be an effective hedge due to the loss of adequate correlation between the hedging instrument and the underlying item being hedged, the Partnership and APL will discontinue hedge accounting for the derivative and subsequent changes in the derivative fair value, which is determined by the Partnership and APL through the utilization of market data, will be recognized within other income (loss), net in the Partnership’s consolidated statements of operations. For APL’s derivatives previously qualifying as hedges, the Partnership recognized the effective portion of changes in fair value in partners’ capital as accumulated other comprehensive income (loss) and reclassified the portion relating to commodity derivatives to natural gas and liquids revenue and the portion relating to interest rate derivatives to interest expense within its consolidated statements of operations as the underlying transactions were settled. For APL’s non-qualifying derivatives and for the ineffective portion of qualifying derivatives, the Partnership recognizes changes in fair value within other loss, net in its consolidated statements of operations as they occur.

Beginning July 1, 2008, APL discontinued hedge accounting for its existing commodity derivatives which were qualified as hedges under SFAS No. 133. As such, subsequent changes in fair value of these derivatives are recognized immediately within other loss, net in the Partnership’s consolidated statements of operations. The fair value of these commodity derivative instruments at June 30, 2008, which was recognized in accumulated other comprehensive loss within partners’ capital on the Partnership’s consolidated balance sheet, will be reclassified to the Partnership’s consolidated statements of operations in the future at the time the originally hedged physical transactions affect earnings.

During the six months ended June 30, 2009 and year ended December 31 2008, APL made net payments of $5.0 million and $274.0 million, respectively, related to the early termination of derivative contracts. Substantially all of these derivative contracts were put into place simultaneously with APL’s acquisition of the Chaney Dell and Midkiff/Benedum systems in July 2007 and related to production periods ranging from the end of the second quarter of 2008 through the fourth quarter of 2009. During the three and six months ended June 30, 2009 and 2008, the Partnership recognized the following derivative activity related to APL’s termination of these derivative instruments within its consolidated statements of operations (amounts in thousands):

	Early Termination of Derivative Contracts
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net cash derivative expense included within other loss, net	$—	$(115,810)	$(5,000)	$(115,810)
Net cash derivative expense included within natural gas and liquids revenue	—	(315)	—	(315)
Net non-cash derivative income (expense) included within other loss, net	7,117	(46,345)	19,220	(46,345)
Net non-cash derivative expense included within natural gas and liquids	(12,123)	—	(34,067)	—

At June 30, 2009, the Partnership had an interest rate derivative contract having an aggregate notional principal amount of $25.0 million. Under the terms of agreement, the Partnership will pay an interest rate of 3.01%, plus the applicable margin as defined under the terms of its revolving credit facility (see Note 13), and will receive LIBOR, plus the applicable margin, on the notional principal amounts. The interest rate swap agreement is effective at June 30, 2009 and expires on May 28, 2010. In June 2009, the Partnership repaid a portion of its borrowings under the credit facility, with a resulting balance of $16.0 million outstanding under the credit facility at June 30, 2009. In addition, in accordance with the June 2009 amendment to its credit facility (see Note 13), the Partnership is prohibited from borrowing additional amounts under its credit facility once the amounts have been repaid. In accordance with SFAS No. 133, the portion of any gain or loss in other comprehensive income related to forecasted hedge transactions that are no longer expected to occur are to be removed from other comprehensive income and recognized within the statements of operations. As a result of this reduction in borrowings under the credit facility below the notional amount of the interest rate derivative contract, the Partnership recognized an expense of $0.2 million within other loss, net in its consolidated statement of operations for the three and six months ended June 30, 2009.

At June 30, 2009, APL had interest rate derivative contracts having aggregate notional principal amounts of $450.0 million. Under the terms of these agreements, APL will pay weighted average interest rates of 3.02%, plus the applicable margin as defined under the terms of its credit facility (see Note 13), and will receive LIBOR, plus the applicable margin, on the notional principal amounts. The APL interest rate swap agreements were in effect as of June 30, 2009 and expire during periods ranging from January 30, 2010 through April 30, 2010. Beginning May 29, 2009, APL discontinued hedge accounting for its interest rate derivatives which were qualified as hedges under SFAS No. 133. As such, subsequent changes in fair value of these derivatives will be recognized immediately within other loss, net in the Partnership’s consolidated statements of operations. The fair value of these derivative instruments at May 29, 2009, which was recognized within partners’ capital on the Partnership’s consolidated balance sheet, will be reclassified to the Partnership’s consolidated statements of operations in the future at the time the originally hedged physical transactions affect earnings.

The Partnership’s and APL’s derivatives are recorded on the Partnership’s consolidated balance sheet as assets or liabilities at fair value. At June 30, 2009 and December 31, 2008, the Partnership reflected net derivative liabilities on its consolidated balance sheets of $67.5 million and $64.3 million, respectively. Of the $10.7 million of net loss in accumulated other comprehensive loss within partners’ capital on the Partnership’s consolidated balance sheet at June 30, 2009, if the fair values of the instruments remain at current market values, the Partnership will reclassify $6.2 million of losses to the Partnership’s consolidated statements of operations over the next twelve month period, consisting of $4.7 million of losses to natural gas and liquids revenue and $1.5 million of losses to interest expense. Aggregate losses of $4.5 million will be reclassified to the Partnership’s consolidated statements of operations in later periods, all consisting of losses to natural gas and liquids revenue. Actual amounts that will be reclassified will vary as a result of future price or interest rate changes.

The fair value of the Partnership’s derivative instruments was included in its consolidated balance sheets as follows (in thousands):

	June 30, 2009	December 31, 2008
Current portion of derivative asset	$1,815	$44,961
Long-term derivative asset	1,606	—
Current portion of derivative liability	(58,204)	(60,947)
Long-term derivative liability	(12,748)	(48,333)

	$(67,531)	$(64,319)

The following table summarizes the Partnership’s and APL’s cumulative derivative activity for the periods indicated (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Loss from cash and non-cash settlement of qualifying hedge instruments(1)	$(7,327)	$(33,152)	$(27,502)	$(50,795)
Gain (loss) from change in market value of non-qualifying derivatives(2)	2,509	(136,736)	(42,481)	(207,932)
Gain (loss) from change in market value of ineffective portion of qualifying derivatives(2)	—	1,934	10,813	(3,726)
Loss from cash and non-cash settlement of non-qualifying derivatives(2)	(21,105)	(184,564)	13,390	(196,489)
Loss from cash settlement of interest rate derivatives(3)	(3,125)	(207)	(6,179)	(207)

(1)	Included within natural gas and liquids revenue on the Partnership’s consolidated statements of operations.

(2)	Included within other loss, net on the Partnership’s consolidated statements of operations.

(3)	Included within interest expense on the Partnership’s consolidated statements of operations.

The following table summarizes the Partnership’s and APL’s gross fair values of cumulative derivative instruments for the period indicated (amounts in thousands):

	June 30, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS No. 133:
N/A
Derivatives not designated as hedging instruments under SFAS No. 133:
Interest rate contracts			Current portion of derivative liability	$(8,715)
Commodity contracts	Current portion of derivative asset	$1,815
Commodity contracts	Long-term derivative asset	1,606
Commodity contracts	Current portion of derivative liability	6,848	Current portion of derivative liability	(56,337)
Commodity contracts	Long-term derivative liability	3,151	Long-term derivative liability	(15,899)

		$13,420		$(80,951)

The following table summarizes the gross effect of the Partnership’s and APL’s derivative instruments on the Partnership’s consolidated statement of operations for the period indicated (amounts in thousands):

	Three months ended June 30, 2009
	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in SFAS No. 133 cash flow hedging relationships:
N/A
Derivatives not designated as hedging instruments under SFAS No. 133:
Interest rate contracts	$(3,125)	Interest expense	$—	N/A
Commodity contracts(1)	(10,894)	Natural gas and liquids revenue	(13,381)	Other loss, net
Commodity contracts(2)	—	N/A	(4,155)	Other loss, net

	$(14,019)		$(17,536)

(1)	Hedges previously designated as cash flow hedges

(2)	Dedesignated cash flow hedges and non-designated hedges

	Six months ended June 30, 2009
	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in SFAS No. 133 cash flow hedging relationships:
N/A
Derivatives not designated as hedging instruments under SFAS No. 133:
Interest rate contracts	$(6,179)	Interest expense	$—	N/A
Commodity contracts(1)	(26,864)	Natural gas and liquids revenue	(22,908)	Other loss, net
Commodity contracts(2)	—	N/A	35,665	Other loss, net

	$(33,043)		$12,757

(1)	Hedges previously designated as cash flow hedges

(2)	Dedesignated cash flow hedges and non-designated hedges

As of June 30, 2009, the Partnership had the following interest rate derivatives, including derivatives that do not qualify for hedge accounting:

Interest Fixed-Rate Swap

Term	Notional Amount	Type	Contract Period Ended December 31,	Fair Value Liability(1)
				(in thousands)
May 2008-May 2010	$25,000,000	Pay 3.01% —Receive LIBOR	2009	$(323)
			2010	(221)

				$(544)

(1)	Fair value based on independent, third-party statements, supported by observable levels at which transactions are executed in the marketplace.

As of June 30, 2009, APL had the following interest rate and commodity derivatives, including derivatives that do not qualify for hedge accounting:

Interest Fixed-Rate Swap

Term	Notional Amount	Type	Contract Period Ended December 31,	Fair Value Liability(1)
				(in thousands)
January 2008-January 2010	$200,000,000	Pay 2.88% —Receive LIBOR	2009	$(2,480)
			2010	(351)

				$(2,831)

April 2008-April 2010	$250,000,000	Pay 3.14% —Receive LIBOR	2009	$(3,430)
			2010	(1,910)

				$(5,340)

Natural Gas Liquids Sales – Fixed Price Swaps

Production Period Ended December 31,	Volumes	Average Fixed Price	Fair Value Liability(2)
	(gallons)	(per gallon)	(in thousands)
2009	11,088,000	$0.745	$(573)

Crude Oil Sales Options (associated with NGL volume)

Production Period Ended December 31,	Crude Volume	Associated NGL Volume	Average Crude Price (4)	Fair Value Asset/(Liability)(3)	Option Type
	(barrels)	(gallons)	(per barrel)	(in thousands)
2009	234,000	13,185,000	$60.97	$1,234	Puts purchased
2009	1,055,400	59,081,820	$84.75	(2,622)	Calls sold
2010	486,000	27,356,700	$61.24	3,838	Puts purchased
2010	3,127,500	213,088,050	$86.20	(22,103)	Calls sold
2010	714,000	45,415,440	$132.17	708	Calls purchased(5)
2011	606,000	33,145,560	$100.70	(4,065)	Calls sold
2011	252,000	13,547,520	$133.16	764	Calls purchased(5)
2012	450,000	25,893,000	$102.71	(3,746)	Calls sold
2012	180,000	9,676,800	$134.27	801	Calls purchased(5)

				$(25,191)

Natural Gas Sales – Fixed Price Swaps

Production Period Ended December 31,	Volumes	Average Fixed Price	Fair Value Asset (3)
	(mmbtu)(6)	(per mmbtu) (6)	(in thousands)
2009	240,000	$8.000	$866

Natural Gas Basis Sales

Production Period Ended December 31,	Volumes	Average Fixed Price	Fair Value Asset (3)
	(mmbtu)(6)	(per mmbtu)(6)	(in thousands)
2009	2,460,000	$(0.558)	$27
2010	2,220,000	$(0.607)	124

			$151

Natural Gas Purchases – Fixed Price Swaps

Production Period Ended December 31,	Volumes	Average Fixed Price	Fair Value Liability(3)
	(mmbtu)(6)	(per mmbtu)(6)	(in thousands)
2009	5,160,000	$8.687	$(22,156)
2010	4,380,000	$8.635	(12,414)

			$(34,570)

Natural Gas Basis Purchases

Production Period Ended December 31,	Volumes	Average Fixed Price	Fair Value Liability(3)
	(mmbtu)(6)	(per mmbtu)(6)	(in thousands)
2009	7,380,000	$(0.659)	$(83)
2010	6,600,000	$(0.590)	(111)

			$(194)

Ethane Put Options

Production Period Ended December 31,	Associated NGL Volume	Average Price(4)	Fair Value Liability(1)	Option Type
	(gallons)	(per gallon)	(in thousands)
2009	630,000	$0.340	$(40)	Puts purchased

Propane Put Options

Production Period Ended December 31,	Associated NGL Volume	Average Price(4)	Fair Value Asset(1)	Option Type
	(gallons)	(per gallon)	(in thousands)
2009	15,498,000	$0.767	$752	Puts purchased

Isobutane Put Options

Production Period Ended December 31,	Associated NGL Volume	Average Price(4)	Fair Value Asset (1)	Option Type
	(gallons)	(per gallon)	(in thousands)
2009	1,134,000	$0.969	$20	Puts purchased

Normal Butane Put Options
Production Period Ended December 31,	Associated NGL Volume	Average Price(4)	Fair Value Asset(1)	Option Type
	(gallons)	(per gallon)	(in thousands)
2009	9,324,000	$0.964	$585	Puts purchased

Natural Gasoline Put Options
Production Period Ended December 31,	Associated NGL Volume	Average Price(4)	Fair Value Asset(1)	Option Type
	(gallons)	(per gallon)	(in thousands)
2009	5,796,000	$1.267	$358	Puts purchased

Crude Oil Sales

Production Period Ended December 31,	Volumes	Average Fixed Price	Fair Value Liability(3)
	(barrels)	(per barrel)	(in thousands)
2009	15,000	$62.700	$(131)

Crude Oil Sales Options

Production Period Ended December 31,	Volumes	Average Crude Price(4)	Fair Value Asset(Liability)(3)	Option Type
	(barrels)	(per barrel)	(in thousands)
2009	231,000	$63.017	$1,100	Puts purchased
2009	153,000	$84.881	(434)	Calls sold
2010	174,000	$61.111	1,361	Puts purchased
2010	234,000	$88.088	(1,557)	Calls sold
2011	72,000	$93.109	(699)	Calls sold
2012	48,000	$90.314	(620)	Calls sold

			$(849)

	Total net liability		$(66,987)

(1)	Fair value based on independent, third-party statements, supported by observable levels at which transactions are executed in the marketplace.

(2)	Fair value based upon management estimates, including forecasted forward NGL prices as a function of forward NYMEX natural gas, light crude and propane prices.

(3)	Fair value based on forward NYMEX natural gas and light crude prices, as applicable.

(4)	Average price of options based upon average strike price adjusted by average premium paid or received.

(5)

Calls purchased for 2010 through 2012 represent offsetting positions for calls sold. These offsetting positions were entered into to limit the loss which could be incurred if crude oil prices continued to rise.

(6)	Mmbtu represents million British Thermal Units.

NOTE 12 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Partnership uses the fair value methodology outlined in SFAS No. 157 to value the assets and liabilities for its respective outstanding derivative contracts (see Note 11). All of the Partnership’s and APL’s derivative contracts are defined as Level 2, with the exception of APL’s NGL fixed price swaps and NGL options. APL’s Level 2 commodity hedges are calculated based on observable market data related to the change in price of the underlying commodity. The Partnership’s and APL’s interest rate derivative contracts are valued using a LIBOR rate-based forward price curve model, and are therefore defined as Level 2. Valuations for APL’s NGL fixed price swaps are based on a forward price curve modeled on a regression analysis of natural gas, crude oil, and propane prices, and therefore are defined as Level 3. Valuations for APL’s NGL options are based on forward price curves developed by the related financial institution, and therefore are defined at Level 3. In accordance with SFAS No. 157, the following table represents the Partnership’s assets and liabilities recorded at fair value as of June 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Commodity-based derivatives	$—	$(59,919)	$1,103	$(58,816)
Interest rate swap-based derivatives	—	(8,715)	—	(8,715)

Total	$—	$(68,634)	$1,103	$(67,531)

APL’s Level 3 fair value amount relates to its derivative contracts on NGL fixed price swaps and NGL options. The following table provides a summary of changes in fair value of APL’s Level 3 derivative instruments as of June 30, 2009 (in thousands):

	NGL Fixed Price Swaps	NGL Sales Options	Total
Balance – December 31, 2008	$1,509	$12,316	$13,825
New options contracts	—	(1,024)	(1,024)
Cash settlements from unrealized gain (loss)(1)	(4,215)	(11,410)	(15,625)
Cash settlements from other comprehensive income(1)	3,700	—	3,700
Net change in unrealized gain (loss)(2)	(1,567)	(1,061)	(2,628)
Deferred option premium recognition	—	2,855	2,855
Net change in other comprehensive loss	—	—	—

Balance – June 30, 2009	$(573)	$1,676	$1,103

(1)	Included within natural gas and liquids revenue on the Partnership’s consolidated statements of operations.

(2)	Included within other loss, net on the Partnership’s consolidated statements of operations.

Other Financial Instruments

The estimated fair value of the Partnership’s other financial instruments has been determined based upon its assessment of available market information and valuation methodologies. However, these estimates may not necessarily be indicative of the amounts that the Partnership could realize upon the sale or refinancing of such financial instruments.

The Partnership’s current assets and liabilities on the consolidated balance sheets are financial instruments. The estimated fair values of these instruments approximate their carrying amounts due to their short-term nature. The estimated fair values of the Partnership’s total debt at June 30, 2009 and December 31, 2008, which consists principally of the Partnership’s subordinate loan with Atlas America, borrowings under the Partnership’s and APL’s credit facility, APL’s Term Loan and APL’s Senior Notes, was $1,141.0 million and $1,199.2 million, respectively, compared with the carrying amount of $1,307.3 million and $1,539.4 million, respectively. The APL term loan and APL Senior Notes were valued based upon available market data for similar issues. The carrying value of outstanding borrowings under the Partnership’s and APL’s credit facility, which bear interest at a variable interest rate, approximates their estimated fair value.

NOTE 13 — DEBT

Total debt consists of the following (in thousands):

	June 30, 2009	December 31, 2008
Credit facility	$16,000	$46,000
Subordinate loan with Atlas America, Inc.	15,000	—
APL revolving credit facility	322,000	302,000
APL term loan	459,885	707,180
APL 8.125% Senior notes – due 2015	271,365	261,197
APL 8.75% Senior notes – due 2018	223,050	223,050

Total debt	1,307,300	1,539,427
Less current maturities	(31,000)	—

Total long term debt	$1,276,300	$1,539,427

Atlas Pipeline Holdings Credit Facility

At June 30, 2009, the Partnership, with Atlas Pipeline GP as guarantor, had $16.0 million outstanding under a credit facility with a syndicate of banks. On June 1, 2009, the Partnership entered into an amendment to its credit facility agreement which, among other changes:

•	required the Partnership to immediately repay $30.0 million of then-outstanding $46.0 million of borrowings under the credit facility;

•

required the Partnership to repay $4.0 million of the remaining $16.0 million outstanding under the credit facility on each of July 13, 2009, October 13, 2009 and January 13, 2010, with the balance of the indebtedness being due on the original maturity date of the credit facility of April 13, 2010. The Partnership repaid $4.0 million of its outstanding credit facility borrowings on July 13, 2009 in accordance with the amendment through a subordinate loan with Atlas America. The Partnership may not borrow additional amounts under the credit facility or issue letters of credit;

•

required the Partnership to use any of its “excess cash flow”, which the amendment generally defines as cash in excess of $1.5 million as of the last business day of each month, to repay outstanding borrowings under the credit facility. In addition, the amendment requires the Partnership to repay borrowings under the credit facility with the net proceeds of any sales of its common units in APL;

•

eliminated all financial covenants in the credit agreement, including the leverage ratio, the combined leverage ratio with APL, and the interest coverage ratio (all as defined within the credit facility agreement);

•

prohibits the Partnership from paying any cash distributions on or redeeming any of its equity while the credit facility is in effect and permits the Partnership to pay operating expenses only to the extent incurred or paid in the ordinary course of business; and

•

reduces the applicable margin above LIBOR, the federal funds rate plus 0.5% or the Wachovia Bank, National Association prime rate to be 0.75% for LIBOR loans and 0.0% for federal funds rate or prime rate loans. The weighted average interest rate on the outstanding credit facility borrowings at June 30, 2009 was 1.1%.

Borrowings under the Partnership’s credit facility are secured by a first-priority lien on a security interest in all of the Partnership’s assets, including the pledge of Atlas Pipeline GP’s interests in APL, and are guaranteed by Atlas Pipeline GP and the Partnership’s other subsidiaries (excluding APL and its subsidiaries). The Partnership’s credit facility contains customary covenants, including restrictions on its ability to incur additional indebtedness; make certain acquisitions, loans or investments; make distribution payments to the Partnership’s unitholders if an event of default exists or would result from such distribution; or enter into a merger or sale of substantially all of the Partnership’s property or assets, including the sale or transfer of interest in its subsidiaries. The Partnership is in compliance with these covenants as of June 30, 2009. The events which constitute an event of default under the Partnership’s credit facility are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreements, adverse judgments against the Partnership in excess of a specified amount, a change of control of Atlas America, the Partnership’s general partner or any other obligor, and termination of a material agreement and occurrence of a material adverse effect.

On June 1, 2009, in connection with the Partnership’s amendment of the credit facility, Atlas America guaranteed the remaining balance outstanding under the credit facility under a guarantee agreement with the administrative agent of the credit facility. In consideration for this guarantee, the Partnership issued to Atlas America a promissory note which requires it to pay interest to Atlas America in an amount based upon the principal amount outstanding under the credit facility. The maturity date of the promissory note is the day following the date that the Partnership repays all outstanding borrowings under its credit facility. Interest on the promissory note, which is calculated on the outstanding balance under the credit facility, accrues quarterly at the rate of 3.75% per annum. However, prior to the maturity date of the promissory note, interest under the promissory note will not be payable in cash, but instead the principal amount upon which interest is calculated will be increased by the interest amount payable.

Atlas Pipeline Holdings Subordinate Loan with Atlas America

On June 1, 2009, in connection with its amendment of the credit facility, the Partnership borrowed $15.0 million from Atlas America under a subordinate loan. The maturity date of the subordinate loan is generally the day following the date that the Partnership repays all outstanding borrowings under its credit facility. Interest on the outstanding balance under the loan accrues quarterly at the rate of 12.0% per annum. However, prior to the maturity date of the subordinate loan, interest on the outstanding balance under the subordinate loan will not be payable in cash, but instead the principal amount of the loan will be increased by the interest amount payable.

APL Term Loan and Revolving Credit Facility

At June 30, 2009, APL has a senior secured credit facility with a syndicate of banks which consisted of a term loan which matures in July 2014 and a $380.0 million revolving credit facility which matures in July 2013. Borrowings under APL’s credit facility bear interest, at APL’s option, at either (i) adjusted LIBOR plus the applicable margin, as defined, or (ii) the higher of the federal funds rate plus 0.5% or the Wachovia Bank prime rate (each plus the applicable margin). The weighted average interest rate on the outstanding APL revolving credit facility borrowings at June 30, 2009 was 6.8%, and the weighted average interest rate on the outstanding APL term loan borrowings at June 30, 2009 was 6.8%. Up to $50.0 million of the credit facility may be utilized for letters of credit, of which $3.5 million was outstanding at June 30, 2009. These outstanding letter of credit amounts were not reflected as borrowings on the Partnership’s consolidated balance sheet.

On May 29, 2009, APL entered into an amendment to its credit facility agreement which, among other changes:

•	increased the applicable margin above adjusted LIBOR, the federal funds rate plus 0.5% or the Wachovia Bank prime rate upon which borrowings under the credit facility bear interest;

•	for borrowings under the credit facility that bear interest at LIBOR plus the applicable margin, set a floor for the adjusted LIBOR interest rate of 2.0% per annum;

•

increased the maximum ratios of funded debt (as defined in the credit agreement) to consolidated EBITDA (as defined in the credit agreement; the “leverage ratio”) and interest coverage (as defined in the credit agreement) that the credit facility requires APL to maintain;

•	instituted a maximum ratio of senior secured debt (as defined in the credit agreement) to consolidated EBITDA (the “senior secured leverage ratio”) that the credit facility requires APL to maintain;

•

requires that APL pay no cash distributions during the remainder of the year ended December 31, 2009 and allows it to pay cash distributions beginning January 1, 2010 if its senior secured leverage ratio is less than 2.75x and it has minimum liquidity (as defined in the credit agreement) of at least $50.0 million;

•	generally limits APL’s annual capital expenditures to $95.0 million for the remainder of fiscal 2009 and $70.0 million each year thereafter;

•

permitted APL to retain (i) up to $135.0 million of net cash proceeds from dispositions completed in fiscal 2009 for reinvestment in similar replacement assets within 360 days, and (ii) up to $50.0 million of net cash proceeds from dispositions completed in any subsequent fiscal year subject to certain limitations as defined within the credit agreement; and

•	instituted a mandatory repayment requirement of the outstanding senior secured term loan from excess cash flow (as defined in the credit agreement) based upon APL’s leverage ratio.

In June 2008, APL entered into an amendment to the credit facility agreement to revise the definition of “Consolidated EBITDA” to provide for the add-back of charges relating to its early termination of certain derivative contracts (see Note 11) in calculating Consolidated EBITDA. Pursuant to this amendment, in June 2008, APL repaid $122.8 million of its outstanding term loan and repaid $120.0 million of outstanding borrowings under the revolving credit facility with proceeds from its issuance of $250.0 million of 10-year 8.75% senior unsecured notes. Additionally, pursuant to this amendment, in June 2008 APL’s lenders increased their commitments for the revolving credit facility by $80.0 million to $380.0 million.

Borrowings under the credit facility are secured by a lien on and security interest in all of APL’s property and that of its subsidiaries, except for the assets owned by Chaney Dell and Midkiff/Benedum joint ventures and APL’s investment in the Laurel Mountain joint venture, and by the guaranty of each of APL’s consolidated subsidiaries other than the joint venture companies. The credit facility contains customary covenants, including restrictions on APL’s ability to incur additional indebtedness; make certain acquisitions, loans or investments; make distribution payments to its unitholders if an event of default exists; or enter into a merger or sale of assets, including the sale or transfer of interests in its subsidiaries. APL is also unable to borrow under its credit facility to pay distributions of available cash to unitholders because such borrowings would not constitute “working capital borrowings” pursuant to its partnership agreement. APL is in compliance with these covenants as of June 30, 2009.

The events which constitute an event of default for the credit facility are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreement, adverse judgments against APL in excess of a specified amount, and a change of control of APL’s General Partner. The credit facility requires APL to maintain the following ratios:

Fiscal quarter ending:	Maximum Leverage Ratio	Maximum Senior Secured Leverage Ratio	Minimum Interest Coverage Ratio
June 30, 2009	5.50x	3.00x	2.50x
September 30, 2009	6.50x	3.75x	2.50x
December 31, 2009	8.50x	5.25x	1.70x
March 31, 2010	9.25x	5.75x	1.40x
June 30, 2010	8.00x	5.00x	1.65x
September 30, 2010	7.00x	4.25x	1.90x
December 31, 2010	6.00x	3.75x	2.20x
Thereafter	5.00x	3.00x	2.75x

As of June 30, 2009, APL’s leverage ratio was 3.6 to 1.0, its senior secured leverage ratio was 2.2 to 1.0, and its interest coverage ratio was 4.2 to 1.0.

APL Senior Notes

At June 30, 2009, APL had $223.1 million principal amount outstanding of 8.75% senior unsecured notes due on June 15, 2018 (“APL 8.75% Senior Notes”) and $275.5 million principal amount outstanding of 8.125% senior unsecured notes due on December 15, 2015 (“APL 8.125% Senior Notes”; collectively, the “APL Senior Notes”). The APL 8.125% Senior Notes are presented combined with a net $4.1 million of unamortized discount as of June 30, 2009. Interest on the APL Senior Notes in the aggregate is payable semi-annually in arrears on June 15 and December 15. The APL Senior Notes are redeemable at any time at certain redemption prices, together with accrued and unpaid interest to the date of redemption. Prior to June 15, 2011, APL may redeem up to 35% of the aggregate principal amount of the APL 8.75% Senior Notes with the proceeds of certain equity offerings at a stated redemption price. The Senior Notes in the aggregate are also subject to repurchase by APL at a price equal to 101% of their principal amount, plus accrued and unpaid interest, upon a change of control or upon certain asset sales if APL does not reinvest the net proceeds within 360 days. The APL Senior Notes are junior in right of payment to APL’s secured debt, including APL’s obligations under its credit facility.

In January 2009, APL issued Sunlight Capital $15.0 million of its 8.125% Senior Notes to redeem 10,000 APL Class A Preferred Units (see Note 7). Management of the Partnership estimated that the fair value of the $15.0 million 8.125% Senior Notes issued was approximately $10.0 million at the date of issuance based upon the market price of the publicly-traded Senior Notes. As such, the Partnership recognized a $5.0 million discount on the issuance of the Senior Notes, which is presented as a reduction of long-term debt on the Partnership’s consolidated balance sheets. The discount recognized upon issuance of the Senior Notes will be amortized to interest expense within the Partnership’s consolidated statements of operations over the term of the 8.125% Senior Notes based upon the effective interest rate method.

Indentures governing the APL Senior Notes in the aggregate contain covenants, including limitations of APL’s ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of its assets. APL is in compliance with these covenants as of June 30, 2009.

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

NOTE 14 — COMMITMENTS AND CONTINGENCIES

APL is a party to various routine legal proceedings arising out of the ordinary course of its business. Management of the Partnership believes that the ultimate resolution of these actions, individually or in the aggregate, will not have a material adverse effect on its financial condition or results of operations.

As of June 30, 2009, APL is committed to expend approximately $19.2 million on pipeline extensions, compressor station upgrades and processing facility upgrades.

In January 2009, in the matter captioned “Elk City Oklahoma Pipeline, L.P. v. Northern Natural Gas Company”, (District Court of Tulsa County, Oklahoma), Elk City Oklahoma Pipeline, L.P. (“Elk City”), a subsidiary of APL, filed a petition against Northern Natural Gas Company (“NNG”), seeking a declaratory judgment related to the interpretation of a Purchase and Sale Agreement for certain pipeline and assets in Western Oklahoma which was entered into between the two parties on June 12, 2008 (the “PSA”). In March 2009, NNG filed a petition together with a motion for summary judgment alleging breach of the PSA for Elk City’s failure to complete the purchase and seeking specific performance or, alternatively, damages, in the matter captioned “Northern Natural Gas Company vs. Elk City Oklahoma Pipeline, L.P.”, (District Court of Tulsa County, Oklahoma). These matters were previously described in the Partnership’s quarterly report on Form 10-Q for the quarter ended March 31, 2009. Both matters were settled by agreement dated May 19, 2009. The settlement involved a monetary payment by Elk City, but does not require Elk City to purchase the pipeline assets. The amounts Elk City agreed to pay in connection with the settlement do not have a material impact on the Partnership’s financial condition or results of operations.

NOTE 15 — BENEFIT PLANS

The Partnership and APL follow the provisions of SFAS No. 123(R), “Share-Based Payment”, as revised
(“SFAS No. 123(R)”), for their stock compensation. Generally, the approach to accounting in SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

Partnership’s Long-Term Incentive Plan. In November 2006, the Board of Directors approved and adopted the Partnership’s Long-Term Incentive Plan (“LTIP”), which provides performance incentive awards to officers, employees and board members and employees of its affiliates, consultants and joint-venture partners (collectively, the “Participants”) who perform services for the Partnership. The LTIP is administered by a committee (the “LTIP Committee”), appointed by the Partnership’s board. Under the LTIP, phantom units and/or unit options may be granted, at the discretion of the LTIP Committee, to all or designated Participants, at the discretion of the LTIP Committee. The LTIP Committee may grant such awards of either phantom units or unit options for an aggregate of 2,100,000 common limited partner units. At June 30, 2009, the Partnership had 1,136,300 phantom units and unit options outstanding under the Partnership’s LTIP, with 962,650 phantom units and unit options available for grant.

Partnership Phantom Units. A phantom unit entitles a Participant to receive a common unit of the Partnership, without payment of an exercise price, upon vesting of the phantom unit or, at the discretion of the Partnership’s LTIP Committee, cash equivalent to the then fair market value of a common limited partner unit of the Partnership. In tandem with phantom unit grants, the Partnership’s LTIP Committee may grant a Participant a distribution equivalent right (“DER”), which is the right to receive cash per phantom unit in an amount equal to, and at the same time as, the cash distributions the Partnership makes on a common unit during the period such phantom unit is outstanding. The Partnership’s LTIP Committee will determine the vesting period for phantom units. Through June 30, 2009, phantom units granted under the LTIP generally will vest 25% three years from the date of grant and 100% four years from the date of grant. The vesting of awards may also be contingent upon the attainment of predetermined performance targets, which could increase or decrease the actual award settlement, as determined by the Partnership’s LTIP Committee, although no awards currently outstanding contain any such provision. Awards will automatically vest upon a change of control of the Partnership, as defined in the Partnership’s LTIP. Of the phantom units outstanding under the Partnership’s LTIP at June 30, 2009, 44,425 units will vest within the following twelve months. All phantom units outstanding under the Partnership’s LTIP at June 30, 2009 include DERs granted to the Participants by the Partnership’s LTIP Committee. The amounts paid with respect to the Partnership’s LTIP DERs were $0.1 million for the three months ended June 30, 2008 and $14,000 and $0.2 million for the six months ended June 30, 2009 and 2008, respectively. There were no amounts paid with respect to the Partnership’s LTIP DERs for the three months ended June 30, 2009. These amounts were recorded as reductions of partners’ capital on the Partnership’s consolidated balance sheet.

The following table sets forth the Partnership’s LTIP phantom unit activity for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Outstanding, beginning of period	181,300	225,475	226,300	220,825
Granted(1)	—	—	—	4,650
Matured	—	—	—	—
Forfeited	—	—	(45,000)	—

Outstanding, end of period(2)	181,300	225,475	181,300	225,475

Non-cash compensation expense recognized (in thousands)	$291	$372	$(17)	$738

(1)

The weighted average price for phantom unit awards on the date of grant, which is utilized in the calculation of compensation expense and does not represent an exercise price to be paid by the recipient, was $32.28 for the six months ended June 30, 2008. There were no phantom units granted for the three months ended June 30, 2009 and 2008 and the six months ended June 30, 2009.

(2)	The aggregate intrinsic value for phantom unit awards outstanding at June 30, 2009 was $0.3 million.

At June 30, 2009, the Partnership had approximately $1.2 million of unrecognized compensation expense related to unvested phantom units outstanding under its LTIP based upon the fair value of the awards.

Partnership Unit Options. A unit option entitles a Participant to receive a common unit of the Partnership upon payment of the exercise price for the option after completion of vesting of the unit option. The exercise price of the unit option may be equal to or more than the fair market value of the Partnership’s common unit as determined by the Partnership’s LTIP Committee on the date of grant of the option. The Partnership’s LTIP Committee also shall determine how the exercise price may be paid by the Participant. The Partnership’s LTIP Committee will determine the vesting and exercise period for unit options. Unit option awards expire 10 years from the date of grant. Through June 30, 2009, unit options granted under the Partnership’s LTIP generally will vest 25% three years from the date of grant and 100% four years from the date of grant. The vesting of awards may also be contingent upon the attainment of predetermined performance targets, which could increase or decrease the actual award settlement, as determined by the Partnership’s LTIP Committee, although no awards currently outstanding contain any such provision. Awards will automatically vest upon a change of control of the Partnership, as defined in the Partnership’s LTIP. There are 213,750 unit options outstanding under the Partnership’s LTIP at June 30, 2009 that will vest within the following twelve months. The following table sets forth the LTIP unit option activity for the periods indicated:

	Three Months Ended June 30,
	2009		2008
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of period	955,000	$20.54	1,215,000	$22.56
Granted	—	—	—	—
Matured	—	—	—	—
Forfeited	—	—	—	—

Outstanding, end of period(1)(2)	955,000	$20.54	1,215,000	$22.56

Options exercisable, end of period	—	—	—	—

Non-cash compensation expense recognized (in thousands)	$222		$309

	Six Months Ended June 30,
	2009		2008
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of period	1,215,000	$22.56	1,215,000	$22.56
Granted	100,000	$3.24	—	—
Matured	—	—	—	—
Forfeited	(360,000)	$22.56	—	—

Outstanding, end of period(1)(2)	955,000	$20.54	1,215,000	$22.56

Options exercisable, end of period	—	—	—	—

Non-cash compensation expense recognized (in thousands)	$(351)		$619

(1)	The weighted average remaining contractual lives for outstanding options at June 30, 2009 and 2008 were 7.6 years and 8.4 years, respectively.

(2)	There was no intrinsic value of options outstanding at June 30, 2009. The aggregate intrinsic value of options outstanding at June 30, 2008 was approximately $13.3 million.

At June 30, 2009, the Partnership had approximately $0.9 million of unrecognized compensation expense related to unvested unit options outstanding under the Partnership’s LTIP based upon the fair value of the awards.

The Partnership used the Black-Scholes option pricing model to estimate the weighted average fair value of options granted. The following weighted average assumptions were used for the period indicated:

Three & Six Months Ended June 30, 2009
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

A unit option entitles the grantee to purchase APL’s common limited partner units at an exercise price determined by the APL LTIP Committee at its discretion. The APL LTIP Committee also has discretion to determine how the exercise price may be paid by the participant. Except for phantom units awarded to non-employee managing board members of the Partnership, the APL LTIP Committee will determine the vesting period for phantom units and the exercise period for options. Through June 30, 2009, phantom units granted under the APL LTIP generally had vesting periods of four years. The vesting of awards may also be contingent upon the attainment of predetermined performance targets, which could increase or decrease the actual award settlement, as determined by the APL LTIP Committee, although no awards currently outstanding contain any such provision. Phantom units awarded to non-employee managing board members will vest over a four year period. Awards will automatically vest upon a change of control, as defined in the APL LTIP. Of the units outstanding under the APL LTIP at June 30, 2009, 29,376 units will vest within the following twelve months. All phantom units outstanding under the APL LTIP at June 30, 2009 include DERs granted to the participants by the APL LTIP Committee. The amounts paid with respect to APL LTIP DERs were $11,000 and $0.2 million for the three months ended June 30, 2009 and 2008, respectively, and $0.1 million and $0.3 million for the six months ended June 30, 2009 and 2008, respectively. These amounts were recorded as reductions of non-controlling interest in APL on the Partnership’s consolidated balance sheet.

The following table sets forth the APL LTIP phantom unit activity for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Outstanding, beginning of period	101,929	171,087	126,565	129,746
Granted(1)	500	345	2,000	54,296
Matured(2)	(25,208)	(21,509)	(35,094)	(33,369)
Forfeited	(500)	—	(16,750)	(750)

Outstanding, end of period(3)	76,721	149,923	76,721	149,923

Non-cash compensation expense recognized (in thousands)	$351	$697	$256	$1,183

(1)

The weighted average prices for phantom unit awards on the date of grant, which is utilized in the calculation of compensation expense and does not represent an exercise price to be paid by the recipient, were $5.20 and $43.42 for awards granted for the three months ended June 30, 2009 and 2008, respectively, and $4.75 and $44.43 for awards granted for the six months ended June 30, 2009 and 2008, respectively.

(2)

The intrinsic values for phantom unit awards vested during the three months ended June 30, 2009 and 2008 were $0.1 million and $0.9 million, respectively, and $0.2 million and $1.4 million during the six months ended June 30, 2009 and 2008, respectively.

(3)	The aggregate intrinsic value for phantom unit awards outstanding at June 30, 2009 was $0.6 million.

At June 30, 2009, APL had approximately $1.1 million of unrecognized compensation expense related to unvested phantom units outstanding under the APL LTIP based upon the fair value of the awards.

APL Unit Options. A unit option entitles a Participant to receive a common unit of APL upon payment of the exercise price for the option after completion of vesting of the unit option. The exercise price of the unit option may be equal to or more than the fair market value of APL’s common unit as determined by the APL LTIP Committee on the date of grant of the option. The APL LTIP Committee also shall determine how the exercise price may be paid by the Participant. The APL LTIP Committee will determine the vesting and exercise period for unit options. Unit option awards expire 10 years from the date of grant. Through June 30, 2009, unit options granted under APL’s LTIP generally will vest 25% on each of the next four anniversaries of the date of grant. The vesting of awards may also be contingent upon the attainment of predetermined performance targets, which could increase or decrease the actual award settlement, as determined by the APL LTIP Committee, although no awards currently outstanding contain any such provision. Awards will automatically vest upon a change of control of APL, as defined in the APL’s LTIP. There are 25,000 unit options outstanding under the APL’s LTIP at June 30, 2009 that will vest within the following twelve months. The following table sets forth the LTIP unit option activity for the periods indicated:

	Three Months Ended June 30,
	2009		2008
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of period	100,000	$6.24	—	—
Granted	—	—	—	—
Matured	—	—	—	—
Forfeited	—	—	—	—

Outstanding, end of period(1)(2)	100,000	$6.24	—	—

Options exercisable, end of period	—	—	—	—

Weighted average fair value of unit options per unit granted during the period Weighted average fair value of unit	100,000	$0.14	—	—

Non-cash compensation expense recognized (in thousands)	$2		—

	Six Months Ended June 30,
	2009		2008
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of period	—	$—	—	—
Granted	100,000	6.24	—	—
Matured	—	—	—	—
Forfeited	—	—	—	—

Outstanding, end of period(1)(2)	100,000	$6.24	—	—

Options exercisable, end of period	—	—	—	—

Weighted average fair value of unit options per unit granted during the period Weighted average fair value of unit	100,000	$0.14

Non-cash compensation expense recognized (in thousands)	$4		—

(1)	The weighted average remaining contractual life for outstanding options at June 30, 2009 was 9.5 years.

(2)	The aggregate intrinsic value of options outstanding at June 30, 2009 was $0.2 million.

At June 30, 2009, APL had approximately $10,000 of unrecognized compensation expense related to unvested unit options outstanding under the Partnership’s LTIP based upon the fair value of the awards.

APL used the Black-Scholes option pricing model to estimate the weighted average fair value of options granted. The following weighted average assumptions were used for the period indicated:

Three and Six Months Ended June 30, 2009
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

As of December 31, 2008, APL recognized in full within its consolidated statements of operations the compensation expense associated with the vesting of awards issued under its incentive compensation agreements, therefore no compensation expense was recognized during the three and six months ended June 30, 2009. APL recognized compensation expense of $0.5 million and a reduction compensation expense of $2.8 million for the three and six months ended June 30, 2008 related to the vesting of awards under its incentive compensation agreements. The non-cash compensation expense adjustments for the three and six months ended June 30, 2008 were principally attributable to changes in APL’s common unit market price, which was utilized in the calculation of the non-cash compensation expense for these awards, at June 30, 2008 when compared with the common unit market price at earlier periods and adjustments based upon the achievement of actual financial performance targets through June 30, 2008. APL follows SFAS No. 123(R) and recognized compensation expense related to these awards based upon the fair value method. During the six months ended June 30, 2009, APL issued 348,620 common units to the certain key employees covered under APL’s incentive compensation agreements. No additional common units will be issued with regard to these agreements.

APL Executive Incentive Plan

In June 2009, APL adopted an executive incentive plan (the “APL Plan”), which provides cash incentive awards to certain employees of APL, but not “Named Executive Officers” of APL, as defined under Securities and Exchange Commission regulations (the “APL Plan Participants”). The APL Plan is administered by a committee (the “APL Plan Committee”) appointed by APL’s chief executive officer. Under the APL Plan, cash bonus units (“Bonus Unit”) may be awarded to the APL Plan Participants at the discretion of the APL Plan Committee. A Bonus Unit entitles an APL Plan Participant to receive the cash equivalent of the then-fair market value of an APL common limited partner unit, without payment of an exercise price, upon vesting of the Bonus Unit. The APL Plan Committee will determine the vesting period for Bonus Units. Through June 30, 2009, Bonus Units granted under the APL Plan vest ratably over a three year period from the date of grant. Awards under the APL Plan will automatically vest upon a change of control of APL, as defined in the APL Plan, and vesting will terminate upon termination of employment. During the three and six months ended June 30, 2009, the APL Plan Committee granted 325,000 Bonus Units to APL Plan Participants under the APL Plan. Of the Bonus Units outstanding under the APL Plan at June 30, 2009, 107,250 Bonus Units will vest within the following twelve months. APL follows SFAS No. 123(R) and recognized compensation expense related to these awards based upon the fair value. During the three and six months ended June 30, 2009, the Partnership recognized $0.1 million of compensation expense within general and administrative expense on its consolidated statements of operations with respect to the vesting of these awards. At June 30, 2009, the Partnership has recognized $0.1 million within accrued liabilities on its consolidated balance sheet with regard to the awards, which represents their fair value at June 30, 2009.

NOTE 16 — RELATED PARTY TRANSACTIONS

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

APL’s partnership agreement provides that the Partnership will determine the costs and expenses that are allocable to APL in any reasonable manner determined by the Partnership at its sole discretion. APL reimbursed the Partnership and its affiliates $0.4 million and $1.4 million for the three months ended June 30, 2009 and 2008, respectively, and $0.8 million and $2.5 million for the six months ended June 30, 2009 and 2008, respectively, for compensation and benefits related to their employees. There were no direct reimbursements by APL to the Partnership and its affiliates for the three and six months ended June 30, 2009 and 2008. The Partnership believes that the method utilized in allocating costs to APL is reasonable.

NOTE 17 — SEGMENT INFORMATION

The Partnership’s assets primarily consist of its ownership interests in APL. APL has two reportable segments: natural gas transmission, gathering and processing assets located in the Mid-Continent area (“Mid-Continent”) of primarily Oklahoma, northern and western Texas, the Texas Panhandle and southern Kansas, and natural gas transmission, gathering and processing assets located in the Appalachian Basin area (“Appalachia”) of eastern Ohio, western New York, western Pennsylvania and northeastern Tennessee. Effective May 31, 2009, the Appalachia operations were principally conducted through APL’s 49% ownership interest in Laurel Mountain, a joint venture to which APL contributed its natural gas transmission, gathering and processing assets located in eastern Ohio, western New York, and western Pennsylvania. APL recognizes its ownership interest in Laurel Mountain under the equity method of accounting. Mid-Continent revenues are primarily derived from the sale of residue gas and NGLs and transport of natural gas. Appalachia revenues are principally based on contractual arrangements with Atlas Energy and its affiliates. These reportable segments reflect the way APL manages its operations.

The following summarizes the Partnership’s reportable segment data for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008(1)	2009	2008(1)
Mid-Continent
Revenue:
Natural gas and liquids	$176,674	$429,211	$331,453	$787,866
Transportation, compression and other fees	3,519	5,350	7,012	10,099
Other loss, net	(15,711)	(314,348)	(10,635)	(401,214)

Total revenue and other loss, net	164,482	120,213	327,830	396,751

Costs and expenses:
Natural gas and liquids	129,595	349,206	264,151	622,550
Plant operating	14,128	14,831	27,951	29,766
General and administrative	4,956	6,514	13,270	8,663
Depreciation and amortization	21,619	18,868	42,368	37,533

Total costs and expenses	170,298	389,419	347,740	698,512

Segment loss	$(5,816)	$(269,206)	$(19,910)	$(301,761)

Appalachia
Revenue:
Natural gas and liquids	$214	$1,123	$585	$2,083
Transportation, compression and other fees – affiliates	6,429	11,421	16,497	20,580
Transportation, compression and other fees – third parties	462	321	843	568
Equity income in joint venture	710	—	710	—
Gain on APL asset sale	109,941	—	109,941	—
Other income, net	66	89	139	200

Total revenue and other income, net	117,822	12,954	128,715	23,431

Costs and expenses:
Natural gas and liquids	81	505	270	987
Transportation and compression	2,791	2,645	6,122	4,959
General and administrative	792	1,523	1,974	3,007
Depreciation and amortization	1,380	1,544	3,299	2,926

Total costs and expenses	5,044	6,217	11,665	11,879

Segment profit	$112,778	$6,737	$117,050	$11,552

Reconciliation of segment profit (loss) to net income (loss):
Segment profit (loss):
Mid-Continent	$(5,816)	$(269,206)	$(19,910)	$(301,761)
Appalachia	112,778	6,737	117,050	11,552

Total segment income (loss)	106,962	(262,469)	97,140	(290,209)
Corporate general and administrative expenses	(1,761)	(2,399)	(2,406)	(4,787)
Interest expense(2)	(26,852)	(20,204)	(48,517)	(41,396)

Income (loss) from continuing operations	78,349	(285,072)	46,217	(336,392)
Income from discontinued operations	53,619	8,245	62,495	14,491

Net income (loss)	$131,968	$(276,827)	$108,712	$(321,901)

Capital Expenditures:
Mid-Continent	$53,842	$57,669	$120,791	$119,156
Appalachia	4,457	8,512	9,703	22,898

	$58,299	$66,181	$130,494	$142,054

(1)	Restated to reflect amounts reclassified to discontinued operations due to APL’s sale of its NOARK gas gathering and interstate pipeline system (see Note 4).

(2)	The Partnership notes that interest expense has not been allocated to its reportable segments as it would be impracticable to reasonably do so for the periods presented.

	June 30, 2009	December 31, 2008(1)
Balance Sheet
Total assets:
Mid-Continent	$1,993,188	$2,018,684
Appalachia	145,266	114,166
Discontinued operations	—	255,606
Corporate other	32,506	30,528

	$2,170,960	$2,418,984

(1)	Restated to reflect amounts reclassified to discontinued operations due to APL’s sale of its NOARK gas gathering and interstate pipeline system (see Note 4).

The following tables summarize the Partnership’s total revenues by product or service for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008(1)	2009	2008(1)
Natural gas and liquids:
Natural gas	$57,922	$185,117	$134,498	$322,681
NGLs	98,228	211,033	164,522	409,726
Condensate	8,539	22,324	9,333	35,003
Other(2)	12,199	11,860	23,685	22,539

Total	$176,888	$430,334	$332,038	$789,949

Transportation, compression and other fees:
Affiliates	$6,429	$11,421	$16,497	$20,580
Third Parties	3,981	5,671	7,855	10,667

Total	$10,410	$17,092	$24,352	$31,247

(1)	Restated to reflect amounts reclassified to discontinued operations due to APL’s sale of its NOARK gas gathering and interstate pipeline system (see Note 4).

(2)	Includes treatment, processing, and other revenue associated with the products noted.

NOTE 18 — SUBSEQUENT EVENTS

On July 13, 2009, APL sold a natural gas processing facility and a one-third undivided interest in other associated assets located in its Mid-Continent operating segment for approximately $22.6 million in cash. The facility was sold to Penn Virginia Resource Partners, L.P. (NYSE: PVR), who will provide natural gas volumes to the facility and reimburse APL for its proportionate share of the operating expenses. APL will continue to operate the facility. APL used the proceeds from this transaction to reduce outstanding borrowings under its senior secured credit facility.

On July 7, 2009, APL received an additional $2.5 million in cash upon the delivery of audited financial statements for the NOARK system assets to Spectra in connection with the completion of APL’s sale of its NOARK gas gathering and interstate pipeline system to Spectra for net proceeds of $292.0 million in cash, net of working capital adjustments (see Note 4).

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

General

The following discussion provides information to assist in understanding our financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this report.

Overview

We are a publicly-traded Delaware limited partnership (NYSE: AHD). Our wholly-owned subsidiary, Atlas Pipeline Partners GP, LLC (“Atlas Pipeline GP”), a Delaware limited liability company, is the general partner of Atlas Pipeline Partners, L.P. (“APL” – NYSE: APL). APL is a midstream energy service provider engaged in the transmission, gathering and processing of natural gas in the Mid-Continent and Appalachian regions. Our cash generating assets currently consist solely of our interests in APL, a publicly traded Delaware limited partnership. Our interests in APL consist of a 100% ownership in Atlas Pipeline GP, their general partner, which owns at June 30, 2009:

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

•	5,754,253 common units of APL, representing approximately 12.0% of the outstanding common units of APL, or a 11.8% limited partner interest in APL; and

•	15,000 $1,000 par value 12.0% cumulative preferred limited partner units at June 30, 2009.

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

We did not declare a cash distribution for the quarters ended June 30, 2009 and March 31, 2009. On June 1, 2009, we entered into an amendment to our credit facility agreement which, among other changes, prohibited us from paying any cash distributions on our equity while the credit facility is in effect (see “—Our Credit Facility”).

Atlas Pipeline Partners, L.P.

APL is a publicly-traded Delaware limited partnership whose common units are listed on the New York Stock Exchange under the symbol “APL”. APL’s principal business objective is to generate cash for distribution to its unitholders. APL is a leading provider of natural gas gathering services in the Anadarko and Permian Basins and the Golden Trend in the southwestern and mid-continent United States and the Appalachian Basin in the eastern United States. In addition, APL is a leading provider of natural gas processing and treatment services in Oklahoma and Texas. APL’s business is conducted in the midstream segment of the natural gas industry through two reportable segments: its Mid-Continent operations and its Appalachian operations.

As of June 30, 2009, through its Mid-Continent operations, APL owns and operates:

•	eight active natural gas processing plants with aggregate capacity of approximately 810 MMcfd and one treating facility with a capacity of approximately 200 MMcfd, located in Oklahoma and Texas; and

•

8,750 miles of active natural gas gathering systems located in Oklahoma, Kansas and Texas, which transport gas from wells and central delivery points in the Mid-Continent region to APL’s natural gas processing and treating plants or third party pipelines.

As of June 30, 2009, APL’s Appalachia operations are conducted principally through its 49% ownership interest in Laurel Mountain Midstream, LLC (“Laurel Mountain” – see “Recent Events”), a joint venture which owns and operates a 1,770 mile natural gas gathering system in the Appalachia Basin located in eastern Ohio, western New York, and western Pennsylvania. APL also owns a 65 mile natural gas gathering system in northeastern Tennessee. Laurel Mountain gathers the majority all of the natural gas from wells operated by Atlas Energy Resources, LLC and subsidiaries (“Atlas Energy”), a publicly traded company (NYSE: ATN).

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

Recent Events

On June 1, 2009, we entered into an amendment to our credit facility agreement which, among other changes:

•	required us to immediately repay $30.0 million of then-outstanding $46.0 million of borrowings under the credit facility;

•

required us to repay $4.0 million of the remaining $16.0 million outstanding under the credit facility on each of July 13, 2009, October 13, 2009 and January 13, 2010, with the balance of the indebtedness being due on the original maturity date of the credit facility of April 13, 2010. We repaid $4.0 million of our outstanding credit facility borrowings on July 13, 2009 in accordance with the amendment through a subordinate loan with Atlas America. We may not borrow additional amounts under the credit facility or issue letters of credit;

•

required us to use any of our “excess cash flow”, which the amendment generally defines as cash in excess of $1.5 million as of the last business day of each month, to repay outstanding borrowings under the credit facility. In addition, the amendment requires us to repay borrowings under the credit facility with the net proceeds of any sales of our common units in APL;

•

eliminated all financial covenants in the credit agreement, including the leverage ratio, the combined leverage ratio with APL, and the interest coverage ratio (all as defined within the credit facility agreement);

•

prohibits us from paying any cash distributions on or redeeming any of our equity while the credit facility is in effect and permits us to pay operating expenses only to the extent incurred or paid in the ordinary course of business; and

•

reduces the applicable margin above LIBOR, the federal funds rate plus 0.5% or the Wachovia Bank, National Association prime rate to be 0.75% for LIBOR loans and 0.0% for federal funds rate or prime rate loans.

On June 1, 2009, in connection with our amendment of the credit facility, we borrowed $15.0 million from Atlas America under a subordinate loan. The maturity date of the subordinate loan is generally the day following the date that we repay all outstanding borrowings under our credit facility. Interest on the outstanding balance under the loan accrues quarterly at the rate of 12.0% per annum. However, prior to the maturity date of the subordinate loan, interest on the outstanding balance under the subordinate loan will not be payable in cash, but instead the principal amount of the loan will be increased by the interest amount payable.

On June 1, 2009, in connection with our amendment of the credit facility, Atlas America guaranteed the remaining balance outstanding under our credit facility under a guarantee agreement with the administrative agent of our credit facility. In consideration for this guarantee, we issued to Atlas America a promissory note which requires us to pay interest to Atlas America in an amount equal to the principal amount outstanding under our credit facility. The maturity date of the promissory note is the day following the date that we repay all outstanding borrowings under our credit facility. Interest on the promissory note, which is calculated on the outstanding balance under the credit facility, accrues quarterly at the rate of 3.75% per annum. However, prior to the maturity date of the promissory note, interest under the promissory note will not be payable in cash, but instead the principal amount upon which interest is calculated will be increased by the interest amount payable.

On June 1, 2009, a newly created, wholly-owned subsidiary of ours, Atlas Pipeline Holdings II, LLC (“AHD Sub”), issued $15.0 million of $1,000 par value 12.0% Class B preferred equity (“AHD Sub Preferred Units”) to APL for cash pursuant to a certificate of designation. We utilized the net proceeds from the issuance to reduce borrowings under our credit facility. Distributions on the AHD Sub Preferred Units are payable quarterly on the same date as the distribution payment date for our common units. Distributions on the AHD Sub Preferred Units shall initially be paid in cash or by increasing the amount of the AHD Sub Preferred Unit equity by the amount of the distribution. However, under the terms of the certificate of designation, prior to the repayment of all outstanding borrowings under our credit facility, AHD Sub may only pay a cash distribution on the AHD Sub Preferred Units if we have received distributions on APL’s 12.0% Class B preferred units. After we have repaid all outstanding borrowings under our credit facility, all subsequent distributions declared by AHD Sub on the AHD Sub Preferred Units shall be paid in cash. AHD Sub has the option of redeeming some or all of the AHD Sub Preferred Units, subject to certain limitations under the terms of the certificate of designation. As APL owns all of the outstanding AHD Sub Preferred Units in an amount equal to the Class B Preferred Units of APL that we own (see Note 7 to the consolidated financial statements in Item 1, “Financial Statements”), the amounts eliminate in consolidation of our consolidated balance sheet as of June 30, 2009.

On May 31, 2009, APL and subsidiaries of The Williams Companies, Inc. (NYSE: WMB) (“Williams”) completed the formation of the Laurel Mountain Midstream, LLC joint venture (“Laurel Mountain”), which currently owns and operates APL’s former Appalachia Basin natural gas gathering system, excluding its Northern Tennessee operations. To Laurel Mountain, Williams contributed cash of $100.0 million, of which APL received approximately $87.8 million, net of working capital adjustments, and a note receivable of $25.5 million. APL contributed the Appalachia Basin natural gas gathering system and retained a 49% ownership interest in Laurel Mountain, which includes entitlement to preferred distribution rights relating to all payments on the note receivable. Williams retained the remaining 51% ownership interest in Laurel Mountain. Upon completion of the transaction, APL recognized its 49% ownership interest in Laurel Mountain as an investment in joint venture on the Partnership’s consolidated balance sheet at fair value and recognized a gain on sale of $109.9 million, including $79.7 million associated with the remeasurement of APL’s investment in Laurel Mountain to fair value. In addition, Atlas Energy sold to Laurel Mountain two natural gas processing plants and associated pipelines located in Southwestern Pennsylvania for $10.0 million. Upon the completion of the transaction, Laurel Mountain entered into new gas gathering agreements with Atlas Energy which superseded the existing natural gas gathering agreements and omnibus agreement between APL and Atlas Energy. Under the new gas gathering agreement, Atlas Energy will be obligated to pay Laurel Mountain all of the gathering fees it collects from its investment drilling partnerships plus any excess amount over the amount of the competitive gathering fee (which is currently defined as 13% of the gross sales price received for the partnerships’ gas). The new gathering agreement contains additional provisions which define certain obligations and options of each party to build and connect newly drilled wells to any Laurel Mountain gathering system. APL’s ownership interest in Laurel Mountain has been recognized in accordance with the equity method of accounting within our consolidated financial statements. APL used the net proceeds from the transaction to reduce borrowings under its senior secured credit facility (see “—APL Term Loan and Revolving Credit Facility”).

On May 29, 2009, APL entered into an amendment to its credit facility agreement which, among other changes:

•	increased the applicable margin above adjusted LIBOR, the federal funds rate plus 0.5% or the Wachovia Bank prime rate upon which borrowings under the credit facility bear interest;

•	for borrowings under the credit facility that bear interest at LIBOR plus the applicable margin, set a floor for the adjusted LIBOR interest rate of 2.0% per annum;

•

increased the maximum ratios of funded debt (as defined in the credit agreement) to consolidated EBITDA (as defined in the credit agreement; the “leverage ratio”) and interest coverage (as defined in the credit agreement) that the credit facility requires APL to maintain;

•	instituted a maximum ratio of senior secured debt (as defined in the credit agreement) to consolidated EBITDA (the “senior secured leverage ratio”) that the credit facility requires APL to maintain;

•

requires that APL pay no cash distributions during the remainder of the year ended December 31, 2009 and allows APL to pay cash distributions beginning January 1, 2010 if its senior secured leverage ratio is less than 2.75x and APL have minimum liquidity (as defined in the credit agreement) of at least $50.0 million;

•	generally limits APL’s annual capital expenditures to $95.0 million for the remainder of fiscal 2009 and $70.0 million each year thereafter;

•

permitted APL to retain (i) up to $135.0 million of net cash proceeds from dispositions completed in fiscal 2009 for reinvestment in similar replacement assets within 360 days, and (ii) up to $50.0 million of net cash proceeds from dispositions completed in any subsequent fiscal year subject to certain limitations as defined within the credit agreement; and

•	instituted a mandatory repayment requirement of the outstanding senior secured term loan from excess cash flow (as defined in the credit agreement) based upon APL’s leverage ratio.

On May 5, 2009, APL redeemed the remaining 5,000 APL Class A Preferred Units held by Sunlight Capital for cash at the liquidation value of $1,000 per unit, or $5.0 million, pursuant to the terms of the amended preferred units certificate of designation (see “APL Preferred Units”). Additionally on May 5, 2009, APL paid Sunlight a preferred dividend of $0.2 million, representing the quarterly dividend on the 5,000 APL Class A Preferred Units held by Sunlight prior to APL’s redemption. On April 13, 2009, APL converted 5,000 of the APL Class A Preferred Units held by Sunlight Capital, at Sunlight Capital’s option, into 1,465,653 APL common limited partner units in accordance with the terms of the agreement. On April 1, 2009, APL redeemed 10,000 of the Class A Preferred Units held by Sunlight Capital for cash at the liquidation value of $1,000 per unit, or $10.0 million, pursuant to the terms of the agreement. Additionally on April 1, 2009, APL paid Sunlight a preferred dividend of $0.3 million, representing the quarterly dividend on the 10,000 APL Class A Preferred Units held by Sunlight prior to APL’s redemption.

On May 4, 2009, APL completed the sale of its NOARK gas gathering and interstate pipeline system to Spectra Energy Partners OLP, LP (NYSE: SEP) (“Spectra”) for net proceeds of $292.0 million in cash, net of working capital adjustments. APL received an additional $2.5 million in cash in July 2009 upon the delivery of audited financial statements for the NOARK system assets to Spectra. APL used the net proceeds from the transaction to reduce borrowings under its senior secured term loan and revolving credit facility (see “—APL Term Loan and Revolving Credit Facility”). APL has recognized the sale of the NOARK system assets as discontinued operations within our consolidated financial statements.

Subsequent Events

On July 13, 2009, APL sold a natural gas processing facility and a one-third undivided interest in other associated assets located in its Mid-Continent operating segment for approximately $22.6 million in cash. The facility was sold to Penn Virginia Resource Partners, L.P. (NYSE: PVR), who will provide natural gas volumes to the facility and reimburse APL for its proportionate share of the operating expenses. APL will continue to operate the facility. APL used the proceeds from this transaction to reduce outstanding borrowings under its senior secured credit facility.

On July 7, 2009, APL received an additional $2.5 million in cash upon the delivery of audited financial statements for the NOARK system assets to Spectra in connection with the completion of APL’s sale of its NOARK gas gathering and interstate pipeline system to Spectra for net proceeds of $292.0 million in cash, net of working capital adjustments (see “—Recent Events”).

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

Revenue in APL’s Appalachia segment is principally recognized at the time the natural gas is transported through its gathering systems.

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

As a result of APL’s POP and keep-whole contracts, its results of operations and financial condition substantially depend upon the price of natural gas and NGLs. APL believes that future natural gas prices will be influenced by supply deliverability, the severity of winter and summer weather and the level of United States economic growth. Based on historical trends, APL generally expects NGL prices to follow changes in crude oil prices over the long term, which APL believes will in large part be determined by the level of production from major crude oil exporting countries and the demand generated by growth in the world economy. However, energy market uncertainty has negatively impacted North American drilling activity in the recent past. Lower drilling levels and shut-in wells over a sustained period would have a negative effect on natural gas volumes gathered and processed.

APL is exposed to commodity prices as a result of being paid for certain services in the form of natural gas, NGLs and condensate rather than cash. We closely monitor the risks associated with commodity price changes on APL’s future operations and, where appropriate, use various commodity instruments such as natural gas, crude oil and NGL contracts to hedge a portion of the value of APL’s assets and operations from such price risks. APL does not realize the full impact of commodity price changes because some of its sales volumes were previously hedged at prices different than actual market prices. A 10% change in the average price of NGLs, natural gas and condensate APL processes and sells, based on estimated unhedged market prices of $0.79 per gallon, $5.00 per mmbtu and $69.54 per barrel for NGLs, natural gas and condensate, respectively, would change our gross margin, excluding the effect of non-controlling interest in APL net income (loss), for the twelve-month period ending June 30, 2010 by approximately $23.4 million.

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

Results of Operations

The following table illustrates selected volumetric information related to APL’s reportable segments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating data(1):
Appalachia:
Average throughput volume – mcfd(2)	107,428	84,475	103,003	80,054
Mid-Continent:
Velma system:
Gathered gas volume – mcfd	80,068	65,519	73,050	63,960
Processed gas volume – mcfd	77,300	62,148	70,625	61,008
Residue gas volume – mcfd	61,354	49,033	55,794	48,086
NGL volume – bpd	8,497	6,993	7,770	6,841
Condensate volume – bpd	416	296	381	277
Elk City/Sweetwater system:
Gathered gas volume – mcfd	221,192	292,544	237,445	298,961
Processed gas volume – mcfd	216,804	229,673	235,258	233,038
Residue gas volume – mcfd	196,613	207,859	214,228	210,495
NGL volume – bpd	11,581	10,452	11,650	10,565
Condensate volume – bpd	337	284	432	324
Chaney Dell system:
Gathered gas volume – mcfd	276,901	284,528	289,889	268,008
Processed gas volume – mcfd	219,129	256,835	223,468	252,348
Residue gas volume – mcfd	240,518	243,465	248,204	231,830
NGL volume – bpd	13,663	13,358	13,674	12,880
Condensate volume – bpd	909	855	918	781
Midkiff/Benedum system:
Gathered gas volume – mcfd	161,355	150,157	157,687	146,350
Processed gas volume – mcfd	150,111	141,240	148,094	138,947
Residue gas volume – mcfd	99,106	96,160	102,155	96,386
NGL volume – bpd	20,473	20,830	21,555	20,590
Condensate volume – bpd	1,533	1,567	1,163	1,144

(1)	“Mcf” represents thousand cubic feet; “Mcfd” represents thousand cubic feet per day; “Bpd” represents barrels per day.

(2)	Includes 100% of the throughput volume of Laurel Mountain, a joint venture in which APL has a 49% ownership interest, for the period May 31 – June 30, 2009.

Financial Presentation

On May 4, 2009, APL completed the sale of its NOARK gas gathering and interstate pipeline system (see “—Recent Events”). As such, we have adjusted the prior period consolidated financial information presented to reflect the amounts related to the operations of the NOARK gas gathering and interstate pipeline system as discontinued operations.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenue. Natural gas and liquids revenue was $176.9 million for the three months ended June 30, 2009, a decrease of $253.4 million from $430.3 million for the comparable prior year period. The decline was primarily attributable to decreases in production revenue from APL’s Chaney Dell system of $98.3 million, APL’s Midkiff/Benedum system of $72.4 million, APL’s Velma system of $42.5 million and APL’s Elk City/Sweetwater system of $39.3 million, which were all impacted principally by significantly lower average commodity prices in comparison to the prior year comparable period. Processed natural gas volume on the Elk City/Sweetwater system averaged 216.8 MMcfd for the three months ended June 30, 2009, a decrease of 5.6% from the comparable prior year period. However, NGL production volume for the Elk City/Sweetwater system was 11,581 bpd, an increase of 10.8% from the comparable prior year period, representing an increase in plant production efficiency. The Midkiff/Benedum system had processed natural gas volume of 150.1 MMcfd for the three months ended June 30, 2009, an increase of 6.3% compared to 141.2 MMcfd for the comparable prior year period. Processed natural gas volume averaged 77.3 MMcfd on the Velma system for the three months ended June 30, 2009, an increase of 24.4% from the comparable prior year period. The Velma system’s NGL production volume increased 21.5% from the comparable prior year period to 8,497 bpd. Processed natural gas volume on the Chaney Dell system was 219.1 MMcfd for the three months ended June 30, 2009, a decrease of 14.7% compared to 256.8 MMcfd for the comparable prior year period. However, the Chaney Dell system’s NGL production volume increased 2.3% from the comparable prior year period to 13,663 bpd for the three months ended June 30, 2009. APL enters into derivative instruments solely to hedge its forecasted natural gas, NGLs and condensate sales against the variability in expected future cash flows attributable to changes in market prices. See further discussion of derivatives under Note 11 to the consolidated financial statements in Item 1, “Financial Statements”.

Transportation, compression and other fee revenue decreased to $10.4 million for the three months ended June 30, 2009 compared with $17.1 million for the comparable prior year period. This $6.7 million decrease was primarily due to a $4.9 million decrease from APL’s Appalachia system and a $1.7 million decrease from APL’s Chaney Dell system. The decrease from the Appalachia system was due to APL’s contribution of the majority of the system to Laurel Mountain, a joint venture in which APL has a 49% ownership interest, on May 31, 2009, after which APL has recognized its ownership interest in the net income of Laurel Mountain as equity income on our consolidated statements of operations. The decrease from the Chaney Dell system was due to lower fee-based volumes.

Equity income of $0.7 million for the three months ended June 30, 2009 represents APL’s ownership interest in the net income of Laurel Mountain, a joint venture in which APL owns a 49% interest (see “—Recent Events”), for the period from formation on May 31, 2009 through June 30, 2009.

Gain on asset sale of $109.9 million for the three months ended June 30, 2009 represents the gain recognized on APL’s sale of a 51% ownership interest in its Appalachia natural gas gathering system (see “—Recent Events”).

Other loss, net, including the impact of certain gains and losses recognized on derivatives, was a loss of $15.8 million for the three months ended June 30, 2009, which represents a favorable movement of $298.5 million from the comparable prior year period loss of $314.3 million. This favorable movement was due primarily to a $137.3 million favorable movement in non-cash mark-to-market adjustments on APL’s derivatives, the absence in the current year period of $115.8 million of net cash derivative expense related to APL’s early termination of a portion of its derivative contracts during June 2008 (see Note 11 to the consolidated financial statements in Item 1, “Financial Statements”) and a favorable movement of $53.5 million for non-cash derivative gains related to APL’s early termination of a portion of its derivative contracts, partially offset by a $5.8 million unfavorable movement related to cash settlements on APL’s derivatives that were not designated as hedges. The $137.3 million favorable movement in non-cash mark-to-market adjustments on derivatives was due principally to the recognition of a $134.8 million loss during the three months ended June 30, 2008, which was due to an increase in forward crude oil market prices from March 31, 2008 to June 30, 2008 and their unfavorable mark-to-market impact on certain non-hedge derivative contracts APL had for production volumes in future periods. For example, average forward crude oil prices, which are the basis for adjusting the fair value of APL’s crude oil derivative contracts, at June 30, 2008 were $140.26 per barrel, an increase of $43.32 per barrel from average forward crude oil market prices at March 31, 2008 of $96.94 per barrel. APL enters into derivative instruments solely to hedge its forecasted natural gas, NGLs and condensate sales against the variability in expected future cash flows attributable to changes in market prices. See further discussion of derivatives under Item 3, “Quantitative and Qualitative Discussion About Market Risk”.

Costs and Expenses. Natural gas and liquids cost of goods sold of $129.7 million for the three months ended June 30, 2009 represented a decrease of $220.0 million from the prior year comparable period due primarily to a significant decrease in APL’s average commodity prices in comparison to the prior year period. Plant operating expenses of $14.1 million for the three months ended June 30, 2009 represented a decrease of $0.7 million from the prior year comparable period due primarily to a $0.8 million decrease associated with APL’s Chaney Dell system resulting from lower operating and maintenance costs. Transportation and compression expenses increased slightly to $2.8 million for the three months ended June 30, 2009 compared with $2.6 million for the prior year comparable period due to higher APL Appalachia system operating and maintenance expenses as a result of increased capacity in comparison to the prior year period.

General and administrative expense, including amounts reimbursed to affiliates, decreased $3.1 million to $7.3 million for the three months ended June 30, 2009 compared with $10.4 million for the prior year comparable period. The decrease was primarily related to a $1.0 million decrease in executive management’s allocable time devoted to APL projects and a $1.0 million decrease in non-cash compensation expense.

Depreciation and amortization increased to $23.0 million for the three months ended June 30, 2009 compared with $20.4 million for the three months ended June 30, 2008 due primarily to APL’s expansion capital expenditures incurred subsequent to June 30, 2008.

Interest expense increased to $26.9 million for the three months ended June 30, 2009 as compared with $20.2 million for the comparable prior year period. This $6.7 million increase was primarily due to a $4.6 million increase in interest expense related to APL’s additional senior notes issued during June 2008 (see “—APL Senior Notes”), a $1.7 million increase in the amortization of deferred finance costs due principally to accelerated amortization associated with APL’s retirement of a portion of its term loan with the proceeds from the sale of its NOARK system (see “—Recent Events”) and a $1.6 million increase in interest expense associated with outstanding borrowings on APL’s revolving credit facility, partially offset by a $2.5 million decrease in interest expense associated with APL’s senior secured term loan primarily due to the repayment of $370.1 million of indebtedness since June 2008 (see “—APL Term Loan and Revolving Credit Facility”) and lower unhedged interest rates.

Income from discontinued operations consists of amounts associated with APL’s NOARK gas gathering and interstate pipeline system, which it sold on May 4, 2009 (see “—Recent Events”). Income from discontinued operations increased to $53.6 million for the three months ended June 30, 2009 compared with $8.2 million for the comparable prior year period. The increase was due to the $51.1 million gain APL recognized on the sale of the NOARK system, partially offset by a $5.7 million decrease in the operating results of the NOARK system due to the sale of the system on May 4, 2009.

Income attributable to non-controlling interests decreased $2.4 million to a net income reduction of $0.7 million for the three months ended June 30, 2009 compared with $3.1 million for the comparable prior year period. This decrease was primarily due to lower net income for APL’s Chaney Dell and Midkiff/Benedum joint ventures, which were formed to effect its acquisition of control of the respective systems. The income attributable to non-controlling interests represents Anadarko’s 5% interest in the net income of the Chaney Dell and Midkiff/Benedum joint ventures.

Income attributable to non-controlling interest in APL, which represents the allocation of APL’s earnings to its non-affiliated limited partners, decreased $356.0 million to an expense of $114.3 million for the three months ended June 30, 2009 compared with income of $241.7 million for the comparable prior year period. This change was primarily due to an increase in APL’s net earnings between periods.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenue. Natural gas and liquids revenue was $332.0 million for the six months ended June 30, 2009, a decrease of $457.9 million from $789.9 million for the comparable prior year period. The decline was primarily attributable to decreases in production revenue from APL’s Chaney Dell system of $168.1 million, APL’s Midkiff/Benedum system of $127.9 million, APL’s Elk City/Sweetwater system of $82.3 million and APL’s Velma system of $78.1 million, which were all impacted principally by significantly lower average commodity prices in comparison to the prior year comparable period. Processed natural gas volume on the Elk City/Sweetwater system averaged 235.3 MMcfd for the six months ended June 30, 2009, an increase of 1.0% from the comparable prior year period. However, NGL production volume for the Elk City/Sweetwater system was 11,650 bpd, an increase of 10.3% from the comparable prior year period, representing an increase in plant production efficiency. The Midkiff/Benedum system had processed natural gas volume of 148.1 MMcfd for the six months ended June 30, 2009, an increase of 6.6% compared to 138.9 MMcfd for the comparable prior year period. NGL production volume for the Midkiff/Benedum system was 21,555 bpd, an increase of 4.7% from the comparable prior year period. Processed natural gas volume averaged 70.6 MMcfd on the Velma system for the six months ended June 30, 2009, an increase of 15.8% from the comparable prior year period. The Velma system’s NGL production volume increased 13.6% from the comparable prior year period to 7,770 bpd. Processed natural gas volume on the Chaney Dell system was 223.5 MMcfd for the six months ended June 30, 2009, a decrease of 11.4% compared to 252.3 MMcfd for the comparable prior year period. However, the Chaney Dell system’s NGL production volume increased 6.2% from the comparable prior year period to 13,674 bpd for the six months ended June 30, 2009. APL enters into derivative instruments solely to hedge its forecasted natural gas, NGLs and condensate sales against the variability in expected future cash flows attributable to changes in market prices. See further discussion of derivatives under Note 11 to the consolidated financial statements in Item 1, “Financial Statements”.

Transportation, compression and other fee revenue decreased to $24.4 million for the six months ended June 30, 2009 compared with $31.2 million for the comparable prior year period. This $6.8 million decrease was primarily due to a $3.8 million decrease from APL’s Appalachia system and a $3.1 million decrease from APL’s Chaney Dell system. The decrease from the Appalachia system was due to APL’s contribution of the majority of the system to Laurel Mountain, a joint venture in which APL has a 49% ownership interest, on May 31, 2009, after which APL has recognized its ownership interest in the net income of Laurel Mountain as equity income on our consolidated statements of operations. The decrease from the Chaney Dell system was due to lower fee-based volumes.

Equity income of $0.7 million for the six months ended June 30, 2009 represents APL’s ownership interest in the net income of Laurel Mountain, a joint venture in which APL owns a 49% interest (see “—Recent Events”), for the period from formation on May 31, 2009 through June 30, 2009.

Gain on asset sale of $109.9 million for the six months ended June 30, 2009 represents the gain recognized on APL’s sale of a 51% ownership interest in its Appalachia natural gas gathering system (see “—Recent Events”).

Other loss, net, including the impact of certain gains and losses recognized on derivatives, was a loss of $10.7 million for the six months ended June 30, 2009, which represents a favorable movement of $390.3 million from the comparable prior year period loss of $401.0 million. This favorable movement was due primarily to a $180.0 million favorable movement in non-cash mark-to-market adjustments on APL’s derivatives, the absence in the current year period of $115.8 million of net cash derivative expense related to APL’s early termination of a portion of its derivative contracts during June 2008 (see Note 11 to the consolidated financial statements in Item 1, “Financial Statements”), a favorable movement of $65.6 million for non-cash derivative gains related to APL’s early termination of a portion of its derivative contracts and a $33.5 million favorable movement related to cash settlements on APL derivatives that were not designated as hedges. The $180.0 million favorable movement in non-cash mark-to-market adjustments on derivatives was due principally to the recognition of a $211.7 million loss during the six months ended June 30, 2008, which was due to an increase in forward crude oil market prices from December 31, 2007 to June 30, 2008 and their unfavorable mark-to-market impact on certain non-hedge derivative contracts APL had for production volumes in future periods. For example, average forward crude oil prices, which are the basis for adjusting the fair value of APL’s crude oil derivative contracts, at June 30, 2008 were $140.26 per barrel, an increase of $50.37 per barrel from average forward crude oil market prices at December 31, 2007 of $89.89 per barrel. APL enters into derivative instruments solely to hedge its forecasted natural gas, NGLs and condensate sales against the variability in expected future cash flows attributable to changes in market prices. See further discussion of derivatives under Item 3, “Quantitative and Qualitative Discussion About Market Risk”.

Costs and Expenses. Natural gas and liquids cost of goods sold of $264.4 million for the six months ended June 30, 2009 represented a decrease of $359.1 million from the prior year comparable period due primarily to a significant decrease in APL’s average commodity prices in comparison to the prior year period. Plant operating expenses of $28.0 million for the six months ended June 30, 2009 represented a decrease of $1.8 million from the prior year comparable period due primarily to a $1.4 million decrease associated with APL’s Midkiff/Benedum system resulting from lower operating and maintenance costs. Transportation and compression expenses increased slightly to $6.1 million for the six months ended June 30, 2009 compared with $5.0 million for the prior year comparable period due to higher APL Appalachia system operating and maintenance expenses as a result of increased capacity in comparison to the prior year period.

General and administrative expense, including amounts reimbursed to affiliates, increased $1.0 million to $17.5 million for the six months ended June 30, 2009 compared with $16.5 million for the prior year comparable period. The increase was primarily related to $2.8 million of non-recurring severance and other related costs incurred during the first quarter of 2009 for the termination of certain positions within APL’s Mid-Continent segment, partially offset by lower costs of managing our and APL’s operations.

Depreciation and amortization increased to $45.7 million for the six months ended June 30, 2009 compared with $40.5 million for the six months ended June 30, 2008 due primarily to APL’s expansion capital expenditures incurred subsequent to June 30, 2008.

Interest expense increased to $48.5 million for the six months ended June 30, 2009 as compared with $41.4 million for the comparable prior year period. This $7.1 million increase was primarily due to a $9.5 million increase in interest expense related to APL’s additional senior notes issued during June 2008 (see “—Senior Notes”), a $2.0 million increase in the amortization of deferred finance costs due principally to accelerated amortization associated with APL’s retirement of a portion of its term loan with the proceeds from the sale of its NOARK system (see “—Recent Events”) and a $2.0 million increase in interest expense associated with outstanding borrowings on APL’s revolving credit facility, partially offset by a $7.4 million decrease in interest expense associated with APL’s senior secured term loan primarily due to the repayment of $370.1 million of indebtedness since June 2008 (see “—APL Term Loan and Revolving Credit Facility”) and lower unhedged interest rates.

Income from discontinued operations consists of amounts associated with APL’s NOARK gas gathering and interstate pipeline system, which it sold on May 4, 2009 (see “—Recent Events”). Income from discontinued operations increased to $62.5 million for the six months ended June 30, 2009 compared with $14.5 million for the comparable prior year period. The increase was due to the $51.1 million gain recognized on the sale of APL’s NOARK system, partially offset by a $3.1 million decrease in the operating results of the NOARK system due to the sale of the system on May 4, 2009.

Income attributable to non-controlling interests decreased $4.1 million to a net income reduction of $1.1 million for the six months ended June 30, 2009 compared with $5.2 million for the comparable prior year period. This decrease was primarily due to lower net income for APL’s Chaney Dell and Midkiff/Benedum joint ventures, which were formed to effect its acquisition of control of the respective systems. The income attributable to non-controlling interests represents Anadarko’s 5% interest in the net income of the Chaney Dell and Midkiff/Benedum joint ventures.

Income attributable to non-controlling interest in APL, which represents the allocation of APL’s earnings to its non-affiliated limited partners, decreased $379.8 million to an expense of $93.7 million for the three months ended June 30, 2009 compared with income of $286.1 million for the comparable prior year period. This change was primarily due to an increase in APL’s net earnings between periods.

Liquidity and Capital Resources

General

Our primary sources of liquidity are distributions received with respect to our ownership interests in APL and cash on hand. Our primary cash requirements are for our general and administrative expenses, including expenses as a result of being a publicly traded partnership, capital contributions to APL to maintain or increase our ownership interest and quarterly distributions to our common unitholders. We expect to fund our general and administrative expenses through the retention of cash and our capital contributions to APL through the retention of cash from distributions received from APL. On May 29, 2009, APL entered into an amendment to its senior secured credit facility (see “—APL Term Loan and Revolving Credit Facility”) which, among other changes, requires that it pay no cash distributions during the remainder of the year ended December 31, 2009 and allows it to pay cash distributions beginning January 1, 2010 if its senior secured leverage ratio is above certain thresholds and it has minimum liquidity (both as defined in the credit agreement) of at least $50.0 million.

At June 30, 2009, we had $16.0 million outstanding under our credit facility (see “–– Our Credit Facility”) and were in compliance with our credit facility covenants. We believe that we will have sufficient liquid assets, including our ownership of 5.8 million limited partner units in APL, cash on hand and borrowing ability, including borrowings from Atlas America, to meet our financial commitments, debt service obligations and possible contingencies for at least the next twelve-month period. However, we are subject to business and other risks that could adversely affect our cash flow. We may need to supplement our cash generation with proceeds from financing activities, including other borrowings and the issuance of additional limited partner units and the sale of our ownership interests in APL.

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

At June 30, 2009, APL had $322.0 million of outstanding borrowings under its $380.0 million senior secured credit facility and $3.5 million of outstanding letters of credit, which are not reflected as borrowings on our consolidated balance sheet, with $54.5 million of remaining committed capacity under its credit facility, subject to covenant limitations (see “—APL Term Loan and Revolving Credit Facility”). APL was in compliance with its credit facility covenants at June 30, 2009. We believe that APL will have sufficient liquid assets, cash from operations and borrowing capacity to meet its financial commitments, debt service obligations, contingencies and anticipated capital expenditures for at least the next twelve-month period. However, APL is subject to business, operational and other risks that could adversely affect its cash flow. APL may need to supplement its cash generation with proceeds from financing activities, including borrowings under its credit facility and other borrowings, the issuance of additional limited partner units and the sale of its assets.

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

At June 30, 2009, we had a working capital deficit of $85.5 million compared with a working capital deficit of $43.8 million at December 31, 2008. This decrease in working capital was primarily due to a $40.4 million increase in net derivative liabilities, a $31.0 million increase in short-term debt obligations, a $22.9 million decrease in accounts receivable, and a $4.9 million increase in accrued liabilities, partially offset by a $45.2 million decrease in accounts payable and a $19.8 million decrease in accrued producer liabilities.

Cash Flows – Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Net cash provided by operating activities of continuing operations of $2.6 million for the six months ended June 30, 2009 represented an increase of $22.3 million from $19.7 million of cash used in operating activities of continuing operations for the prior year comparable period. The increase was derived principally by a $135.8 million decrease in cash flows from working capital changes, partially offset by a $111.7 million favorable movement in net earnings from continuing operations excluding non-cash charges. The increase in net earnings excluding non-cash charges was principally due to the absence in the current year period of $115.8 million of net cash derivative expense related to APL’s early termination of a portion of its derivative contracts during June 2008 (see Note 11 to the consolidated financial statements in Item 1, “Financial Statements”) and a $40.0 million decrease in cash distributions paid to our non-controlling interest holders. Non-cash charges which impacted net earnings from continuing operations excluding non-cash charges include a $167.8 million decrease in non-cash derivative losses and a $109.9 million decrease from the gain on the sale of APL’s Appalachia system assets, partially offset by a $5.2 million increase in depreciation and amortization expense. The movement in non-cash derivative losses resulted from decreases in commodity prices during the six months ended June 30, 2009 and their favorable impact on the fair value of derivative contracts APL has for future periods. The increase in depreciation and amortization principally resulted from depreciation associated with APL’s expansion capital expenditures incurred subsequent to June 30, 2008.

Net cash provided by operating activities of discontinued operations of $16.9 million for the six months ended June 30, 2009 represented a decrease of $5.0 million from $21.9 million for the prior year comparable period. The decrease was derived principally by an $11.9 million unfavorable movement in net earnings from discontinued operations excluding non-cash charges, partially offset by a $6.9 million increase in cash flows from working capital changes. The unfavorable movement in net earnings from discontinued operations excluding non-cash charges was due primarily to the sale of APL’s NOARK gas gathering and interstate pipeline system on May 4, 2009 (see —“Recent Events”).

Net cash used in continuing investing activities was $45.0 million for the six months ended June 30, 2009, a decrease of $65.3 million from $110.3 million for the prior year comparable period. This decrease was principally due to the net proceeds of $87.8 million received from APL’s sale of its Appalachian system assets and an $11.6 million decrease in capital expenditures, partially offset by APL’s prior year receipt of $30.2 million cash reimbursement for state sales tax it paid on its prior year transaction to acquire the Chaney Dell and Midkiff/Benedum systems and APL’s prior year period receipt of $1.3 million in connection with a post-closing purchase price adjustment of its 2007 acquisition of the Chaney Dell and Midkiff/Benedum systems. See further discussion of capital expenditures under “—Capital Requirements”.

Net cash provided by discontinued investing activities was $290.6 million for the six months ended June 30, 2009, an increase of $305.7 million from $15.1 million of cash used in discontinued investing activities for the prior year comparable period. This increase was principally due to the net proceeds of $292.0 million received from the sale of APL’s NOARK gas gathering and interstate pipeline system (see —“Recent Events”), and a $13.5 million decrease in capital expenditures.

Net cash used in financing activities was $270.2 million for the six months ended June 30, 2009, a decrease of $543.8 million from $273.6 million of net cash provided by financing activities for the comparable prior year period. This decrease was principally due to the prior year $247.2 million of net proceeds from APL’s issuance of common units during June 2008, $244.9 million of net proceeds from APL’s issuance of 8.75% Senior Notes during June 2008 (see “—Term Loan and Revolving Credit Facility”), a $124.5 million increase in repayments of the outstanding principal balance on APL’s term loan, a $15.0 million redemption of APL’s outstanding Class A preferred units held by Sunlight Capital and the prior year $10.0 million of net proceeds from our issuance of common units during June 2008, partially offset by a $69.0 million net increase in borrowings under our and APL’s revolving credit facility, $15.0 million of proceeds from the receipt of a subordinate loan from Atlas America, Inc. (see “—Our Subordinate Loan with Atlas America”) and a $19.4 million decrease in cash distributions paid to our limited partners.

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

The following table summarizes APL’s maintenance and expansion capital expenditures related to continuing operations, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008(1)	2009	2008(1)
Maintenance capital expenditures	$1,557	$1,971	$2,101	$3,486
Expansion capital expenditures	56,742	64,210	128,393	138,568

Total	$58,299	$66,181	$130,494	$142,054

(1)	Restated to reflect amounts reclassified to discontinued operations due to APL’s sale of its NOARK gas gathering and interstate pipeline system (see “—Recent Events”).

Expansion capital expenditures decreased to $56.7 million and $128.4 million for the three and six months ended June 30, 2009, respectively, compared with $64.2 million and $138.6 million for the prior year comparable periods. The decrease was due principally to APL’s construction of a 60MMcfd expansion of its Sweetwater processing plant and APL’s acquisition of a gathering system located in Tennessee during the six months ended June 30, 2008, partially offset by APL’s continued expansion of its gathering systems and upgrades to its processing facilities and compressors to accommodate new wells drilled in its service areas. The decrease in maintenance capital expenditures for the three and six months ended June 30, 2009 when compared with the comparable prior year period was due to fluctuations in the timing of APL’s scheduled maintenance activity. As of June 30, 2009, APL is committed to expend approximately $19.2 million on pipeline extensions, compressor station upgrades and processing facility upgrades. APL’s senior secured credit facility (see “—APL Term Loan and Revolving Credit Facility”) generally limits its annual capital expenditures to $95.0 million for the remainder of fiscal 2009 and $70.0 million each year thereafter.

Our Credit Facility

At June 30, 2009, we, with Atlas Pipeline GP as guarantor, had $16.0 million outstanding under a revolving credit facility with a syndicate of banks. On June 1, 2009, we entered into an amendment to our credit facility agreement which, among other changes:

•	required us to immediately repay $30.0 million of then-outstanding $46.0 million of borrowings under the credit facility;

•

required us to repay $4.0 million of the remaining $16.0 million outstanding under the credit facility on each of July 13, 2009, October 13, 2009 and January 13, 2010, with the balance of the indebtedness being due on the original maturity date of the credit facility of April 13, 2010. We repaid $4.0 million of our outstanding credit facility borrowings on July 13, 2009 in accordance with the amendment through a subordinate loan with Atlas America. We may not borrow additional amounts under the credit facility or issue letters of credit;

•

required us to use any of our “excess cash flow”, which the amendment generally defines as cash in excess of $1.5 million as of the last business day of each month, to repay outstanding borrowings under the credit facility. In addition, the amendment requires us to repay borrowings under the credit facility with the net proceeds of any sales of our common units in APL;

•

eliminated all financial covenants in the credit agreement, including the leverage ratio, the combined leverage ratio with APL, and the interest coverage ratio (all as defined within the credit facility agreement);

•

prohibits us from paying any cash distributions on or redeeming any of our equity while the credit facility is in effect and permits us to pay operating expenses only to the extent incurred or paid in the ordinary course of business; and

•

reduces the applicable margin above LIBOR, the federal funds rate plus 0.5% or the Wachovia Bank, National Association prime rate to be 0.75% for LIBOR loans and 0.0% for federal funds rate or prime rate loans. The weighted average interest rate on the outstanding credit facility borrowings at June 30, 2009 was 1.1%.

Borrowings under our credit facility are secured by a first-priority lien on a security interest in all of our assets, including the pledge of Atlas Pipeline GP’s interests in APL, and are guaranteed by Atlas Pipeline GP and our other subsidiaries (excluding APL and its subsidiaries). Our credit facility contains customary covenants, including restrictions on our ability to incur additional indebtedness; make certain acquisitions, loans or investments; make distribution payments to our unitholders if an event of default exists or would result from such distribution; or enter into a merger or sale of substantially all of our property or assets, including the sale or transfer of interest in our subsidiaries. We are in compliance with these covenants as of June 30, 2009. The events which constitute an event of default under our credit facility are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreements, adverse judgments against us in excess of a specified amount, a change of control of Atlas America, our general partner or any other obligor, and termination of a material agreement and occurrence of a material adverse effect.

On June 1, 2009, in connection with our amendment of the credit facility, Atlas America guaranteed the remaining balance outstanding under the credit facility under a guarantee agreement with the administrative agent of the credit facility. In consideration for this guarantee, we issued to Atlas America a promissory note which requires us to pay interest to Atlas America in an amount based upon the principal amount outstanding under the credit facility. The maturity date of the promissory note is the day following the date that we repay all outstanding borrowings under our credit facility. Interest on the promissory note, which is calculated on the outstanding balance under the credit facility, accrues quarterly at the rate of 3.75% per annum. However, prior to the maturity date of the promissory note, interest under the promissory note will not be payable in cash, but instead the principal amount upon which interest is calculated will be increased by the interest amount payable.

Our Subordinate Loan with Atlas America

On June 1, 2009, in connection with our amendment of the credit facility, we borrowed $15.0 million from Atlas America under a subordinate loan. The maturity date of the subordinate loan is generally the day following the date that we repay all outstanding borrowings under the credit facility. Interest on the outstanding balance under the loan accrues quarterly at the rate of 12.0% per annum. However, prior to the maturity date of the subordinate loan, interest on the outstanding balance under the subordinate loan will not be payable in cash, but instead the principal amount of the loan will be increased by the interest amount payable.

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

On June 1, 2009, we entered into an amendment to our credit facility agreement which, among other changes, prohibited us from paying any cash distributions on our equity while the credit facility is in effect (see “—Our Credit Facility”).

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

On May 29, 2009, APL entered into an amendment to its senior secured credit facility (see “—APL Term Loan and Revolving Credit Facility”) which, among other changes, requires that it pay no cash distributions during the remainder of the year ended December 31, 2009 and allows it to pay cash distributions beginning January 1, 2010 if its senior secured leverage ratio is above certain thresholds and it has minimum liquidity (both as defined in the credit agreement) of at least $50.0 million.

Off Balance Sheet Arrangements

As of June 30, 2009, our off balance sheet arrangements are limited to APL’s letters of credit outstanding of $3.5 million and its commitments to expend approximately $19.2 million on capital projects.

Our Equity Offerings

On June 1, 2009, a newly created, wholly-owned subsidiary of ours, Atlas Pipeline Holdings II, LLC (“AHD Sub”), issued $15.0 million of $1,000 par value 12.0% Class B preferred equity (“AHD Sub Preferred Units”) to APL for cash pursuant to a certificate of designation. We utilized the net proceeds from the issuance to reduce borrowings under our senior secured credit facility (see “—Our Credit Facility”). Distributions on the AHD Sub Preferred Units are payable quarterly on the same date as the distribution payment date for our common units. Distributions on the AHD Sub Preferred Units shall initially be paid in cash or by increasing the amount of the AHD Sub Preferred Unit equity by the amount of the amount of the distribution. However, under the terms of the certificate of designation, prior to the repayment of all outstanding borrowings under our credit facility, AHD Sub may only pay a cash distribution on the AHD Sub Preferred Units if we have received distributions on APL’s 12.0% Class B preferred units (see “—APL Preferred Units”). After we have repaid all outstanding borrowings under our credit facility, all subsequent distributions declared by AHD Sub on the AHD Sub Preferred Units shall be paid in cash. AHD Sub has the option of redeeming some or all of the AHD Sub Preferred Units, subject to certain limitations under the terms of the certificate of designation. As APL owns all of the outstanding AHD Sub Preferred Units in an amount equal to the Class B Preferred Units of APL that we own, the amounts eliminate in consolidation of our consolidated balance sheet as of June 30, 2009.

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

APL Common Equity Offering

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

APL Preferred Units

APL Class A Preferred Units

In January 2009, APL and Sunlight Capital Partners, LLC (“Sunlight Capital”), an affiliate of Elliott & Associates, agreed to amend certain terms of the preferred units certificate of designation for the then-outstanding 30,000 $1,000 par value 12.0% cumulative convertible Class A preferred units of limited partner interests (the “APL Class A Preferred Units”), which was initially entered into in March 2006. The amendment (a) increased the dividend yield from 6.5% to 12.0% per annum, effective January 1, 2009, (b) established a new conversion commencement date on the outstanding APL Class A Preferred Units of April 1, 2009, (c) established Sunlight Capital’s new conversion option price of $22.00, enabling the APL Class A Preferred Units to be converted at the lesser of $22.00 or 95% of the market value of its common units and (d) established a new price for APL’s call redemption right of $27.25.

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

The amendment to the preferred units certificate of designation also required that (a) APL redeem 10,000 of the APL Class A Preferred Units for cash at the liquidation value on April 1, 2009 and (b) that if Sunlight Capital made a conversion request of the remaining 10,000 APL Class A Preferred Units between April 1, 2009 and June 1, 2009, APL has the option of redeeming the APL Class A Preferred Units for cash at the stipulated liquidation value or converting the APL Class A Preferred Units into its common limited partner units at the stipulated conversion price. If Sunlight Capital made a conversion request subsequent to June 1, 2009, 5,000 of the 10,000 APL Class A Preferred Units would have been required to be redeemed in cash, while APL had the option of redeeming the remaining 5,000 APL Class A Preferred Units in cash or converting the preferred units into its common limited partner units. On April 1, 2009, APL redeemed 10,000 of the APL Class A Preferred Units held by Sunlight Capital for cash at the liquidation value of $1,000 per unit, or $10.0 million, in accordance with the terms of the amended preferred units certificate of designation. On April 13, 2009, APL converted 5,000 of the APL Class A Preferred Units into 1,465,653 APL common units in accordance with the terms of the amended preferred units certificate of designation. On May 5, 2009, APL redeemed the remaining 5,000 APL Class A Preferred Units held by Sunlight Capital for cash at the liquidation value of $1,000 per unit, or $5.0 million, pursuant to the terms of the amended preferred units certificate of designation.

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

APL Term Loan and Revolving Credit Facility

At June 30, 2009, APL had a senior secured credit facility with a syndicate of banks which consisted of a term loan which matures in July 2014 and a $380.0 million revolving credit facility which matures in July 2013. Borrowings under APL’s credit facility bear interest, at APL’s option, at either (i) adjusted LIBOR plus the applicable margin, as defined, or (ii) the higher of the federal funds rate plus 0.5% or the Wachovia Bank prime rate (each plus the applicable margin). The weighted average interest rate on the outstanding APL revolving credit facility borrowings at June 30, 2009 was 6.8%, and the weighted average interest rate on the outstanding APL term loan borrowings at June 30, 2009 was 6.8%. Up to $50.0 million of APL’s credit facility may be utilized for letters of credit, of which $3.5 million was outstanding at June 30, 2009. These outstanding letter of credit amounts were not reflected as borrowings on our consolidated balance sheet.

On May 29, 2009, APL entered into an amendment to its credit facility agreement which, among other changes:

•	increased the applicable margin above adjusted LIBOR, the federal funds rate plus 0.5% or the Wachovia Bank prime rate upon which borrowings under the credit facility bear interest;

•	for borrowings under the credit facility that bear interest at LIBOR plus the applicable margin, set a floor for the adjusted LIBOR interest rate of 2.0% per annum;

•

increased the maximum ratios of funded debt (as defined in the credit agreement) to consolidated EBITDA (as defined in the credit agreement; the “leverage ratio”) and interest coverage (as defined in the credit agreement) that the credit facility requires APL to maintain;

•	instituted a maximum ratio of senior secured debt (as defined in the credit agreement) to consolidated EBITDA (the “senior secured leverage ratio”) that the credit facility requires APL to maintain;

•

requires that APL pay no cash distributions during the remainder of the year ended December 31, 2009 and allows it to pay cash distributions beginning January 1, 2010 if its senior secured leverage ratio is less than 2.75x and it has minimum liquidity (as defined in the credit agreement) of at least $50.0 million;

•	generally limits APL’s annual capital expenditures to $95.0 million for the remainder of fiscal 2009 and $70.0 million each year thereafter;

•

permitted APL to retain (i) up to $135.0 million of net cash proceeds from dispositions completed in fiscal 2009 for reinvestment in similar replacement assets within 360 days, and (ii) up to $50.0 million of net cash proceeds from dispositions completed in any subsequent fiscal year subject to certain limitations as defined within the credit agreement; and

•	instituted a mandatory repayment requirement of the outstanding senior secured term loan from excess cash flow (as defined in the credit agreement) based upon APL’s leverage ratio.

In June 2008, APL entered into an amendment to the credit facility agreement to revise the definition of “Consolidated EBITDA” to provide for the add-back of charges relating to its early termination of certain derivative contracts (see Note 11 to the consolidated financial statements in Item 1, “Financial Statements”) in calculating Consolidated EBITDA. Pursuant to this amendment, in June 2008, APL repaid $122.8 million of its outstanding term loan and repaid $120.0 million of outstanding borrowings under the revolving credit facility with proceeds from its issuance of $250.0 million of 10-year 8.75% senior unsecured notes (see “—APL Senior Notes”). Additionally, pursuant to this amendment, in June 2008 APL’s lenders increased their commitments for the revolving credit facility by $80.0 million to $380.0 million.

Borrowings under the credit facility are secured by a lien on and security interest in all of APL’s property and that of its subsidiaries, except for the assets owned by the Chaney Dell and Midkiff/Benedum joint ventures and APL’s investment in the Laurel Mountain joint venture, and by the guaranty of each of APL’s consolidated subsidiaries other than the joint venture companies. The credit facility contains customary covenants, including restrictions on APL’s ability to incur additional indebtedness; make certain acquisitions, loans or investments; make distribution payments to its unitholders if an event of default exists; or enter into a merger or sale of assets, including the sale or transfer of interests in its subsidiaries. APL is also unable to borrow under its credit facility to pay distributions of available cash to unitholders because such borrowings would not constitute “working capital borrowings” pursuant to its partnership agreement. APL is in compliance with these covenants as of June 30, 2009.

The events which constitute an event of default for the credit facility are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreement, adverse judgments against APL in excess of a specified amount, and a change of control of APL’s General Partner. The credit facility requires APL to maintain the following ratios:

Fiscal quarter ending:	Maximum Leverage Ratio	Maximum Senior Secured Leverage Ratio	Minimum Interest Coverage Ratio
June 30, 2009	5.50x	3.00x	2.50x
September 30, 2009	6.50x	3.75x	2.50x
December 31, 2009	8.50x	5.25x	1.70x
March 31, 2010	9.25x	5.75x	1.40x
June 30, 2010	8.00x	5.00x	1.65x
September 30, 2010	7.00x	4.25x	1.90x
December 31, 2010	6.00x	3.75x	2.20x
Thereafter	5.00x	3.00x	2.75x

As of June 30, 2009, APL’s leverage ratio was 3.6 to 1.0, its senior secured leverage ratio was 2.2 to 1.0, and its interest coverage ratio was 4.2 to 1.0.

APL Senior Notes

At June 30, 2009, APL had $223.1 million principal amount outstanding of 8.75% senior unsecured notes due on June 15, 2018 (“APL 8.75% Senior Notes”) and $275.5 million principal amount outstanding of 8.125% senior unsecured notes due on December 15, 2015 (“APL 8.125% Senior Notes”; collectively, the “APL Senior Notes”). The APL 8.125% Senior Notes are presented combined with a net $4.1 million of unamortized discount as of June 30, 2009. Interest on the APL Senior Notes in the aggregate is payable semi-annually in arrears on June 15 and December 15. The APL Senior Notes are redeemable at any time at certain redemption prices, together with accrued and unpaid interest to the date of redemption. Prior to June 15, 2011, APL may redeem up to 35% of the aggregate principal amount of the APL 8.75% Senior Notes with the proceeds of certain equity offerings at a stated redemption price. The Senior Notes in the aggregate are also subject to repurchase by APL at a price equal to 101% of their principal amount, plus accrued and unpaid interest, upon a change of control or upon certain asset sales if APL does not reinvest the net proceeds within 360 days. The APL Senior Notes are junior in right of payment to APL’s secured debt, including APL’s obligations under its credit facility.

In January 2009, APL issued Sunlight Capital $15.0 million of its 8.125% Senior Notes to redeem 10,000 APL Class A Preferred Units (see “—APL Preferred Units”). APL’s management estimated that the fair value of the $15.0 million 8.125% Senior Notes issued was approximately $10.0 million at the date of issuance based upon the market price of the publicly-traded Senior Notes. As such, we recognized a $5.0 million discount on the issuance of the Senior Notes, which is presented as a reduction of long-term debt on our consolidated balance sheet. The discount recognized upon issuance of the Senior Notes will be amortized to interest expense in our consolidated statements of operations over the term of the 8.125% Senior Notes based upon the effective interest rate method.

Indentures governing the APL Senior Notes in the aggregate contain covenants, including limitations of APL’s ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of its assets. APL is in compliance with these covenants as of June 30, 2009.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires making estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenue and expenses during the reporting period. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our financial position, results of operations or cash flows. Significant items that are subject to such estimates and assumptions include revenue and expense accruals, depreciation and amortization, asset impairment, fair value of derivative instruments, the probability of forecasted transactions and the allocation of purchase price to the fair value of assets acquired. A discussion of our significant accounting policies we have adopted and followed in the preparation of our consolidated financial statements is included within our Annual Report on Form 10-K for the year ended December 31, 2008, and there have been no material changes to these policies through June 30, 2009.

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

We and APL use the fair value methodology outlined in SFAS No. 157 to value the assets and liabilities for its respective outstanding derivative contracts (see Note 11 to the consolidated financial statements in Item 1, “Financial Statements”). All of our and APL’s derivative contracts are defined as Level 2, with the exception of APL’s NGL fixed price swaps and NGL options. APL’s Level 2 commodity hedges are calculated based on observable market data related to the change in price of the underlying commodity. Our and APL’s interest rate derivative contracts are valued using a LIBOR rate-based forward price curve model, and are therefore defined as Level 2. Valuations for APL’s NGL fixed price swaps are based on a forward price curve modeled on a regression analysis of natural gas, crude oil, and propane prices, and therefore are defined as Level 3. Valuations for APL’s NGL options (including those associated with NGL sales) are based on forward price curves developed by the related financial institution based upon current quoted prices for crude oil futures, and therefore are defined as Level 3.

Recently Adopted Accounting Standards

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires management of a reporting entity to evaluate events or transactions that may occur after the balance sheet date for potential recognition or disclosure in the financial statements and provides guidance for disclosures that an entity should make about those events. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009 and shall be applied prospectively. We adopted the requirements of SFAS No. 165 on June 30, 2009 and it did not have a material impact to our financial position or results of operations or related disclosures. The adoption of SFAS 165 does not change our current practices with respect to evaluating, recording and disclosing subsequent events.

In April 2009, the FASB issued Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 applies to all fair value measurements and provides additional clarification on estimating fair value when the market activity for an asset has declined significantly. FSP FAS 157-4 also requires an entity to disclose a change in valuation technique and related inputs to the valuation calculation and to quantify its effects, if practicable. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the requirements of FSP FAS 157-4 on April 1, 2009 and its adoption did not have a material impact on our financial position and results of operations.

In April 2009, the FASB issued Staff Position 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 change existing guidance for determining whether an impairment is other than temporary for debt securities. FSP FAS 115-2 and FAS 124-2 replaces the existing requirement that an entity’s management assess it has both the intent and ability to hold an impaired security until recovery with a requirement that management assess that it does not have the intent to sell the security and that it is more likely than not that it will not have to sell the security before recovery of its cost basis. FSP FAS 115-2 and FAS 124-2 also requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security and for the entity to present the total other-than-temporary impairment in the statement of operations with an offset for the amount recognized in other comprehensive income. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the requirements of FSP FAS 115-2 and FAS 124-2 on April 1, 2009 and its adoption did not have a material impact on our financial position and results of operations.

In April 2009, the FASB issued Staff Position 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 APB 28-1 requires an entity to provide disclosures about fair value of financial instruments in interim financial information. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. FSP FAS 107-1 APL 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the requirements of FSP FAS 107-1 APL 28-1 on April 1, 2009 and its adoption did not have a material impact on our financial position and results of operations.

In April 2009, the FASB issued Staff Position 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”). FSP 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”. FSP 141(R)-1 also eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. FSP FAS 141(R)-1 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (January 1, 2009 for us). We adopted the requirements of FSP 141(R)-1 on January 1, 2009 and its adoption did not have a material impact on our financial position and results of operations.

In June 2008, the FASB issued the Emerging Issues Task Force’s (“EITF”) Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 applies to the calculation of earnings per share (“EPS”) described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share” for share-based payment awards with rights to dividends or dividend equivalents. It states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption was prohibited. We adopted the requirements of FSP EITF 03-6-1 on January 1, 2009 and its adoption did not have a material impact on our financial position and results of operations (see “—Net Income (Loss) Per Common Unit” in Note 2 to the consolidated financial statements in Item 1, “Financial Statements”). Prior-period net loss per common limited unit data presented has been adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), to require enhanced disclosure about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We adopted the requirements of SFAS No. 161 on January 1, 2009, and it did not have a material impact on our financial position or results of operations (see Note 11 to the consolidated financial statements in Item 1, “Financial Statements”).

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also requires consolidated net income to be reported, and disclosed on the face of the consolidated statement of operations, at amounts that include the amounts attributable to both the parent and the non-controlling interest. Additionally, SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and that the parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and adjust its remaining investment, if any, at fair value. We adopted the requirements of SFAS No. 160 on January 1, 2009 and adjusted our presentation of our financial position and results of operations. Prior period financial position and results of operations have been adjusted retrospectively to conform to the provisions of SFAS No. 160.

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

Recently Issued Accounting Standards

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. The Codification supersedes all existing non-Securities and Exchange Commission accounting and reporting standards. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the Codification. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will apply the requirements of SFAS No. 168 to our financial statements for the interim period ending September 30, 2009 and we do not expect it to have a material impact to our financial position or results of operations or related disclosures.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 is a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS No. 167 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS No. 167 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009 (January 1, 2010 for us). We will apply the requirements of SFAS No. 167 upon its adoption on January 1, 2010 and we do not expect it to have a material impact to our financial position or results of operations or related disclosures.

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

We and APL are exposed to various market risks, principally fluctuating interest rates and changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We and APL manage these risks through regular operating and financing activities and periodic use of derivative instruments. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on June 30, 2009. Only the potential impact of hypothetical assumptions is analyzed. The analysis does not consider other possible effects that could impact our and APL’s business.

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

Interest Rate Risk. At June 30, 2009, we had a credit facility with $16.0 million outstanding. The weighted average interest rate for these borrowings was 1.1% at June 30, 2009.

In May 2008, we entered into an interest rate derivative contract having an aggregate notional principal amount of $25.0 million. Under the terms of agreement, we will pay an interest rate of 3.01%, plus the applicable margin as defined under the terms of our credit facility (see —“Our Credit Facility”), and will receive LIBOR, plus the applicable margin, on the notional principal amounts. The interest rate swap agreement is in effect at June 30, 2009 and expires on May 28, 2010.

At June 30, 2009, APL had a $380.0 million senior secured revolving credit facility ($322.0 million outstanding). APL also had $459.9 million outstanding under its senior secured term loan at June 30, 2009. Borrowings under the credit facility bear interest, at APL’s option at either (i) adjusted LIBOR plus the applicable margin, as defined, or (ii) the higher of the federal funds rate plus 0.5% or the Wachovia Bank prime rate (each plus the applicable margin). On May 29, 2009, APL entered into an amendment to its senior secured revolving credit facility agreement which, among other changes, set a floor for the LIBOR interest rate of 2.0% per annum. The weighted average interest rate for APL’s revolving credit facility borrowings was 6.8% at June 30, 2009, and the weighted average interest rate for the term loan borrowings was 6.8% at June 30, 2009.

At June 30, 2009, APL had interest rate derivative contracts having aggregate notional principal amounts of $450.0 million. Under the terms of these agreements, APL will pay weighted average interest rates of 3.02%, plus the applicable margin as defined under the terms of its revolving credit facility, and will receive LIBOR, plus the applicable margin, on the notional principal amounts. The APL interest rate swap agreements are in effect as of June 30, 2009 and expire during periods ranging from January 30, 2010 through April 30, 2010. Beginning May 29, 2009, APL discontinued hedge accounting for its interest rate derivatives which were qualified as hedges under SFAS No. 133. As such, subsequent changes in fair value of these derivatives will be recognized immediately within other loss, net in our consolidated statements of operations.

Holding all other variables constant, a 100 basis-point, or 1%, change in interest rates would change our and APL’s cumulative annual interest expense by $4.6 million.

Commodity Price Risk. APL is exposed to commodity prices as a result of being paid for certain services in the form of natural gas, NGLs and condensate rather than cash. For gathering services, APL receives fees or commodities from the producers to bring the raw natural gas from the wellhead to the processing plant. For processing services, APL either receives fees or commodities as payment for these services, based on the type of contractual agreement. A 10% change in the average price of NGLs, natural gas and condensate APL processes and sells, based on estimated unhedged market prices of $0.79 per gallon, $5.00 per mmbtu and $69.54 per barrel for NGLs, natural gas and condensate, respectively, would change our gross margin for the twelve-month period ending June 30, 2010, excluding the effect of non-controlling interests in APL net income (loss), by approximately $23.4 million.

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

We and APL apply the provisions of SFAS No. 133 to our derivative instruments. We and APL formally document all relationships between hedging instruments and the items being hedged, including our risk management objective and strategy for undertaking the hedging transactions. This includes matching the derivative contracts to the forecasted transactions. Under SFAS No. 133, we and APL can assess, both at the inception of the derivative and on an ongoing basis, whether the derivative is effective in offsetting changes in the forecasted cash flow of the hedged item. If it is determined that a derivative is not effective as a hedge or that it has ceased to be an effective hedge due to the loss of adequate correlation between the hedging instrument and the underlying item being hedged, we and APL will discontinue hedge accounting for the derivative and subsequent changes in the derivative fair value, which is determined by us and APL through the utilization of market data, will be recognized within other loss, net in our consolidated statements of operations. For APL’s derivatives previously qualifying as hedges, we recognized the effective portion of changes in fair value in partners’ capital as accumulated other comprehensive income (loss) and reclassified the portion relating to commodity derivatives to natural gas and liquids revenue and the portion relating to interest rate derivatives to interest expense within our consolidated statements of operations as the underlying transactions were settled. For APL’s non-qualifying derivatives and for the ineffective portion of qualifying derivatives, we recognize changes in fair value within other loss, net in our consolidated statements of operations as they occur.

Beginning July 1, 2008, APL discontinued hedge accounting for its existing commodity derivatives which were qualified as hedges under SFAS No. 133. In addition, beginning May 29, 2009, APL discontinued hedge accounting for its existing interest rate derivatives which were qualified as hedges under SFAS No. 133. As such, subsequent changes in fair value of these derivatives are recognized immediately within other loss, net in our consolidated statements of operations. The fair value of these commodity derivative instruments at June 30, 2008 and interest rate derivative instruments at May 29, 2009, which was recognized in accumulated other comprehensive loss within partners’ capital on our consolidated balance sheet, will be reclassified to our consolidated statements of operations in the future at the time the originally hedged physical transactions affect earnings.

During the six months ended June 30, 2009 and year ended December 31 2008, APL made net payments of $5.0 million and $274.0 million, respectively, related to the early termination of derivative contracts. Substantially all of these derivative contracts were put into place simultaneously with APL’s acquisition of the Chaney Dell and Midkiff/Benedum systems in July 2007 and related to production periods ranging from the end of the second quarter of 2008 through the fourth quarter of 2009. During the three and six months ended June 30, 2009 and 2008, we recognized the following derivative activity related to APL’s termination of these derivative instruments within our consolidated statements of operations (amounts in thousands):

	Early Termination of Derivative Contracts
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net cash derivative expense included within other loss, net	$—	$(115,810)	$(5,000)	$(115,810)
Net cash derivative expense included within natural gas and liquids revenue	—	(315)	—	(315)
Net non-cash derivative income (expense) included within other loss, net	7,117	(46,345)	19,220	(46,345)
Net non-cash derivative expense included within natural gas and liquids	(12,123)	—	(34,067)	—

The following table summarizes our and APL’s derivative activity for the periods indicated (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Loss from cash and non-cash settlement of qualifying hedge instruments(1)	$(7,327)	$(33,152)	$(27,502)	$(50,795)
Gain (loss) from change in market value of non-qualifying derivatives(2)	2,509	(136,736)	(42,481)	(207,932)
Gain (loss) from change in market value of ineffective portion of qualifying derivatives(2)	—	1,934	10,813	(3,726)
Gain (loss) from cash and non-cash settlement of non-qualifying derivatives(2)	(21,105)	(184,564)	13,390	(196,489)
Loss from cash settlement of interest rate derivatives(3)	(3,125)	(207)	(6,179)	(207)

(1)	Included within natural gas and liquids revenue on our consolidated statements of operations.

(2)	Included within other loss, net on our consolidated statements of operations.

(3)	Included within interest expense on our consolidated statements of operations.

The following table summarizes our and APL’s gross fair values of derivative instruments for the period indicated (amounts in thousands):

	June 30, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS No. 133:
N/A
Derivatives not designated as hedging instruments under SFAS No. 133:
Interest rate contracts			Current portion of derivative liability	$(8,715)
Commodity contracts	Current portion of derivative asset	$1,815
Commodity contracts	Long-term derivative asset	1,606
Commodity contracts	Current portion of derivative liability	6,848	Current portion of derivative liability	(56,337)
Commodity contracts	Long-term derivative liability	3,151	Long-term derivative liability	(15,899)

		$13,420		$(80,951)

The following table summarizes the gross effect of our and APL’s derivative instruments on our consolidated statements of operations for the period indicated (amounts in thousands):

	Three months ended June 30, 2009
	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in SFAS No. 133 cash flow hedging relationships:
N/A
Derivatives not designated as hedging instruments under SFAS No. 133:
Interest rate contracts	$(3,125)	Interest expense	$—	N/A
Commodity contracts(1)	(10,894)	Natural gas and liquids revenue	(13,381)	Other loss, net
Commodity contracts(2)	—	N/A	(4,155)	Other loss, net

	$(14,019)		$(17,536)

(1)	Hedges previously designated as cash flow hedges

(2)	Dedesignated cash flow hedges and non-designated hedges

	Six months ended June 30, 2009
	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in SFAS No. 133 cash flow hedging relationships:
N/A
Derivatives not designated as hedging instruments under SFAS No. 133:
Interest rate contracts	$(6,179)	Interest expense	$—	N/A
Commodity contracts(1)	(26,864)	Natural gas and liquids revenue	(22,908)	Other loss, net
Commodity contracts(2)	—		35,665	Other loss, net

	$(33,043)		$12,757

(1)	Hedges previously designated as cash flow hedges

(2)	Dedesignated cash flow hedges and non-designated hedges

As of June 30, 2009, we had the following interest rate derivatives, including derivatives that do not qualify for hedge accounting:

Interest Fixed-Rate Swap

Term	Notional Amount	Type	Contract Period Ended December 31,	Fair Value Liability(1)
				(in thousands)
May 2008-May 2010	$25,000,000	Pay 3.01% —Receive LIBOR	2009	$(323)
			2010	(221)

				$(544)

(1)	Fair value based on independent, third-party statements, supported by observable levels at which transactions are executed in the marketplace.

As of June 30, 2009, APL had the following interest rate and commodity derivatives, including derivatives that do not qualify for hedge accounting:

Interest Fixed-Rate Swap

Term	Notional Amount	Type	Contract Period Ended December 31,	Fair Value Liability(1)
				(in thousands)
January 2008-January 2010	$200,000,000	Pay 2.88% —Receive LIBOR	2009	$(2,480)
			2010	(351)

				$(2,831)

April 2008-April 2010	$250,000,000	Pay 3.14% —Receive LIBOR	2009	$(3,430)
			2010	(1,910)

				$(5,340)

Natural Gas Liquids Sales – Fixed Price Swaps

Production Period Ended December 31,	Volumes	Average Fixed Price	Fair Value Liability(2)
	(gallons)	(per gallon)	(in thousands)
2009	11,088,000	$0.745	$(573)

Crude Oil Sales Options (associated with NGL volume)

Production Period Ended December 31,	Crude Volume	Associated NGL Volume	Average Crude Price(4)	Fair Value Asset/(Liability)(3)	Option Type
	(barrels)	(gallons)	(per barrel)	(in thousands)
2009	234,000	13,185,000	$60.97	$1,234	Puts purchased
2009	1,055,400	59,081,820	$84.75	(2,622)	Calls sold
2010	486,000	27,356,700	$61.24	3,838	Puts purchased
2010	3,127,500	213,088,050	$86.20	(22,103)	Calls sold
2010	714,000	45,415,440	$132.17	708	Calls purchased(5)
2011	606,000	33,145,560	$100.70	(4,065)	Calls sold
2011	252,000	13,547,520	$133.16	764	Calls purchased(5)
2012	450,000	25,893,000	$102.71	(3,746)	Calls sold
2012	180,000	9,676,800	$134.27	801	Calls purchased(5)

				$(25,191)

Natural Gas Sales – Fixed Price Swaps

Production Period Ended December 31,	Volumes	Average Fixed Price	Fair Value Asset(3)
	(mmbtu)(6)	(per mmbtu) (6)	(in thousands)
2009	240,000	$8.000	$866

Natural Gas Basis Sales

Production Period Ended December 31,	Volumes	Average Fixed Price	Fair Value Asset(3)
	(mmbtu)(6)	(per mmbtu)(6)	(in thousands)
2009	2,460,000	$(0.558)	$27
2010	2,220,000	$(0.607)	124

			$151

Natural Gas Purchases – Fixed Price Swaps

Production Period Ended December 31,	Volumes	Average Fixed Price	Fair Value Liability(3)
	(mmbtu)(6)	(per mmbtu)(6)	(in thousands)
2009	5,160,000	$8.687	$(22,156)
2010	4,380,000	$8.635	(12,414)

			$(34,570)

Natural Gas Basis Purchases

Production Period Ended December 31,	Volumes	Average Fixed Price	Fair Value Liability(3)
	(mmbtu)(6)	(per mmbtu)(6)	(in thousands)
2009	7,380,000	$(0.659)	$(83)
2010	6,600,000	$(0.590)	(111)

			$(194)

Ethane Put Options

Production Period Ended December 31,	Associated NGL Volume	Average Price(4)	Fair Value Liability(1)	Option Type
	(gallons)	(per gallon)	(in thousands)
2009	630,000	$0.340	$(40)	Puts purchased

Propane Put Options

Production Period Ended December 31,	Associated NGL Volume	Average Price(4)	Fair Value Asset(1)	Option Type
	(gallons)	(per gallon)	(in thousands)
2009	15,498,000	$0.767	$752	Puts purchased

Isobutane Put Options

Production Period Ended December 31,	Associated NGL Volume	Average Price(4)	Fair Value Asset(1)	Option Type
	(gallons)	(per gallon)	(in thousands)
2009	1,134,000	$0.969	$20	Puts purchased

Normal Butane Put Options

Production Period Ended December 31,	Associated NGL Volume	Average Price(4)	Fair Value Asset(1)	Option Type
	(gallons)	(per gallon)	(in thousands)
2009	9,324,000	$0.964	$585	Puts purchased

Natural Gasoline Put Options

Production Period Ended December 31,	Associated NGL Volume	Average Price(4)	Fair Value Asset(1)	Option Type
	(gallons)	(per gallon)	(in thousands)
2009	5,796,000	$1.267	$358	Puts purchased

Crude Oil Sales

Production Period Ended December 31,	Volumes	Average Fixed Price	Fair Value Liability(3)
	(barrels)	(per barrel)	(in thousands)
2009	15,000	$62.700	$(131)

Crude Oil Sales Options

Production Period Ended December 31,	Volumes	Average Crude Price(4)	Fair Value Asset(Liability)(3)	Option Type
	(barrels)	(per barrel)	(in thousands)
2009	231,000	$63.017	$1,100	Puts purchased
2009	153,000	$84.881	(434)	Calls sold
2010	174,000	$61.111	1,361	Puts purchased
2010	234,000	$88.088	(1,557)	Calls sold
2011	72,000	$93.109	(699)	Calls sold
2012	48,000	$90.314	(620)	Calls sold

			$(849)

	Total net liability		$(66,987)

(1)	Fair value based on independent, third-party statements, supported by observable levels at which transactions are executed in the marketplace.

(2)	Fair value based upon management estimates, including forecasted forward NGL prices as a function of forward NYMEX natural gas, light crude and propane prices.

(3)	Fair value based on forward NYMEX natural gas and light crude prices, as applicable.

(4)	Average price of options based upon average strike price adjusted by average premium paid or received.

(5)

Calls purchased for 2010 through 2012 represent offsetting positions for calls sold. These offsetting positions were entered into to limit the loss which could be incurred if crude oil prices continued to rise.

(6)	Mmbtu represents million British Thermal Units.

ITEM 4.	CONTROLS AND PROCEDURES

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

Under the supervision of our general partner’s Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In January 2009, in the matter captioned “Elk City Oklahoma Pipeline, L.P. v. Northern Natural Gas Company”, (District Court of Tulsa County, Oklahoma), Elk City Oklahoma Pipeline, L.P. (“Elk City”), a subsidiary of ours, filed a petition against Northern Natural Gas Company (“NNG”), seeking a declaratory judgment related to the interpretation of a Purchase and Sale Agreement for certain pipeline and assets in Western Oklahoma which was entered into between the two parties on June 12, 2008 (the “PSA”). In March 2009, NNG filed a petition together with a motion for summary judgment alleging breach of the PSA for Elk City’s failure to complete the purchase and seeking specific performance or, alternatively, damages, in the matter captioned “Northern Natural Gas Company vs. Elk City Oklahoma Pipeline, L.P.”, (District Court of Tulsa County, Oklahoma). These matters were previously described in our quarterly report on Form 10-Q for the quarter ended March 31, 2009. Both matters were settled by agreement dated May 19, 2009. The settlement involved a monetary payment by Elk City, but does not require Elk City to purchase the pipeline assets. The amounts Elk City agreed to pay in connection with the settlement do not have a material impact on our financial condition or results of operations.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Certificate of Limited Partnership of Atlas Pipeline Holdings, L.P.(1)

3.2(a)	Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Holdings, L.P.(2)

3.2(b)	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Holdings, L.P.(3)

4.1	Specimen Certificate Representing Common Units(1)

10.1	Certificate of Formation of Atlas Pipeline Holdings GP, LLC(1)

10.2(a)	Amended and Restated Limited Liability Company Agreement of Atlas Pipeline Partners GP, LLC(1)

10.2(b)	Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(1)

10.2(c)	Amendment No. 2 to Second Amendment and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(4)

10.2(d)	Amendment No. 3 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(6)

10.2(e)	Amendment No. 4 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(6)

10.2(f)	Amendment No. 5 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(6)

10.2(g)	Amendment No. 6 to Second Amended and Restated Agreement of Limited Partnership(7)

10.3	Amended and Restated Certificate of Designation for 12% Cumulative Convertible Class B Preferred Units of Atlas Pipeline Partners, L.P. (7)

10.4	Common Unit Purchase Agreement dated June 17, 2008, by and between Atlas America, Inc. and Atlas Pipeline Holdings, L.P.(5)

10.5	Long-Term Incentive Plan(6)

10.6(a)	Revolving Credit Agreement dated as of July 26, 2006 by and among Atlas Pipeline Holdings, L.P., Atlas Pipeline Partners GP, LLC, Wachovia Bank, National Association and the lenders thereto (2)

10.6(b)	First Amendment to Revolving Credit Agreement dated as of June 1, 2009(8)

10.7	Atlas Pipeline Holdings II, LLC Limited Liability Company Agreement(8)

10.8	Promissory Note to Atlas America, Inc. dated June 1, 2009(8)

10.9	Guaranty Note to Atlas America, Inc. dated June 1, 2009(8)

10.10	ATN Option Agreement dated as of June 1, 2009, by and among APL Laurel Mountain, LLC, Atlas Pipeline Operating Partnership, L.P. and Atlas Energy Resources, LLC(9)

10.11	Amended and Restated Limited Liability Company Agreement of Laurel Mountain Midstream, LLC dated as of June 1, 2009(9)

10.12(a)	Revolving Credit and Term Loan Agreement dated July 27, 2007

10.12(b)	Amendment No. 1 and Agreement to the Revolving Credit and Term Loan Agreement, dated June 12, 2008

10.12(c)	Amendment No. 2 to Revolving Credit and Term Loan Agreement, dated May 29, 2009 (10)

10.13	Securities Purchase Agreement dated April 7, 2009, by and between Atlas Pipeline Mid-Continent, LLC and Spectra Energy Partners OLP, LP

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification

31.2	Rule 13(a)-14(a)/14(d)-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

[1]	Previously filed as an exhibit to the registration statement on Form S-1 (File No. 333-130999).

[2]	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended June 30, 2006.

[3]	Previously filed as an exhibit to current report on Form 8-K filed January 8, 2008.

[4]	Previously filed as an exhibit to current report on Form 8-K filed July 30, 2007.

[5]	Previously filed as an exhibit to current report on Form 8-K filed June 23, 2008.

[6]	Previously filed as an exhibit to annual report on Form 10-K for the year ended December 31, 2008.

[7]	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended March 31, 2009.

[8]	Previously filed as an exhibit to current report on Form 8-K filed June 2, 2009.

[9]	Previously filed as an exhibit to current report on Form 8-K filed June 5, 2009.

[10]	Previously filed as an exhibit to current report on Form 8-K filed June 1, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS PIPELINE HOLDINGS, L.P.
By: Atlas Pipeline Holdings GP, LLC, its General Partner

Date: August 10, 2009	By:	/s/ EUGENE N. DUBAY
Eugene N. Dubay
Chief Executive Officer, President, and Director of the General Partner

Date: August 10, 2009	By:	/s/ MATTHEW A. JONES
Matthew A. Jones
Chief Financial Officer and Director of the General Partner

Date: August 10, 2009	By:	/s/ SEAN P. MCGRATH
Sean P. McGrath
Chief Accounting Officer of the General Partner