Form 10-Q
period 2009-09-30
Atlas Pipeline Holdings, L.P.
filed 2009-11-06
CIK 1347218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of common units of the registrant outstanding on November 4, 2009 was 27,659,154.

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$5,588	$7,285
Accounts receivable – affiliates	—	341
Accounts receivable	71,118	100,000
Current portion of derivative asset	4,514	44,961
Prepaid expenses and other	15,315	10,998
Current assets of discontinued operations	—	13,441

Total current assets	96,535	177,026

Property, plant and equipment, net	1,698,226	1,781,011

Intangible assets, net	174,480	193,647

Investment in joint venture	133,740	—

Long-term portion of derivative asset	1,980	—

Other assets, net	35,013	25,135

Long-term assets of discontinued operations	—	242,165

	$2,139,974	$2,418,984

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Current portion of long-term debt	$31,658	$—
Accounts payable – affiliates	852	—
Accounts payable	19,706	66,571
Accrued liabilities	31,546	15,862
Current portion of derivative liability	41,464	60,947
Accrued producer liabilities	45,539	66,846
Current liabilities of discontinued operations	—	10,572

Total current liabilities	170,765	220,798

Long-term portion of derivative liability	9,256	48,333

Long-term debt, less current portion	1,243,050	1,539,427

Other long-term liability	448	574

Commitments and contingencies

Partners’ capital:
Common limited partners’ interests	(1,903)	(5,463)
Accumulated other comprehensive loss	(8,424)	(15,788)

	(10,327)	(21,251)
Non-controlling interests	(30,255)	(32,337)
Non-controlling interest in Atlas Pipeline Partners, L.P.	757,037	663,440

Total partners’ capital	716,455	609,852

	$2,139,974	$2,418,984

See accompanying notes to consolidated financial statements

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Natural gas and liquids	$194,440	$396,739	$526,478	$1,186,688
Transportation, compression and other fees – affiliates	380	11,916	16,877	32,496
Transportation, compression and other fees – third parties	4,719	6,125	12,574	16,792
Equity income in joint venture	1,430	—	2,140	—
Gain on asset sales	1,499	—	111,440	—
Other income (loss), net	3,997	153,883	(6,694)	(247,124)

Total revenue and other income (loss), net	206,465	568,663	662,815	988,852

Costs and expenses:
Natural gas and liquids	144,990	314,315	409,411	937,852
Plant operating	14,762	16,652	42,713	46,418
Transportation and compression	134	2,883	6,256	7,842
General and administrative	9,159	(2,964)	25,864	10,981
Compensation reimbursement – affiliates	375	1,175	1,125	3,694
Depreciation and amortization	21,896	20,741	67,563	61,200
Interest	29,283	22,564	77,800	63,960

Total costs and expenses	220,599	375,366	630,732	1,131,947

Income (loss) from continuing operations	(14,134)	193,297	32,083	(143,095)

Discontinued operations:
Gain on sale of discontinued operations	—	—	51,078	—
Income from discontinued operations	—	6,538	11,417	21,029

Income from discontinued operations	—	6,538	62,495	21,029

Net income (loss)	(14,134)	199,835	94,578	(122,066)
Income attributable to non-controlling interests	(954)	(2,591)	(2,075)	(7,793)
(Income) loss attributable to non-controlling interest in Atlas Pipeline Partners, L.P.	11,487	(163,239)	(82,201)	122,843

Net income (loss) attributable to common limited partners	$(3,601)	$34,005	$10,302	$(7,016)

Net income (loss) attributable to common limited partners per unit:
Basic:
Continuing operations	$(0.13)	$1.18	$0.05	$(0.34)
Discontinued operations	—	0.04	0.32	0.09

	$(0.13)	$1.22	$0.37	$(0.25)

Diluted:
Continuing operations	$(0.13)	$1.16	$0.05	$(0.34)
Discontinued operations	—	0.04	0.32	0.09

	$(0.13)	$1.20	$0.37	$(0.25)

Weighted average common limited partner units outstanding:
Basic	27,659	27,658	27,659	27,462

Diluted	27,659	27,987	27,659	27,462

Amounts attributable to common limited partners:
Continuing operations	$(3,601)	$32,859	$1,433	$(9,556)
Discontinued operations	—	1,146	8,869	2,540

Net income (loss) attributable to common limited partners	$(3,601)	$34,005	$10,302	$(7,016)

See accompanying notes to consolidated financial statements

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(in thousands, except unit data)

(Unaudited)

	Common Limited Partners’ Capital		Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Non-Controlling Interest in Atlas Pipeline Partners L.P.	Total Partner’s Capital (Deficit)
	Units	$
Balance at January 1, 2009	27,659,154	$(5,463)	$(15,788)	$(32,337)	$663,440	$609,852
Issuance of common limited partner units	—	(45)	—	—	16,142	16,097
Distributions to non-controlling interests	—	—	—	7	(41,728)	(41,721)
Unissued common units under incentive plans	—	148	—	—	—	148
Distributions paid to common limited partners	—	(1,660)	—	—	—	(1,660)
Distributions equivalent rights paid on unissued units under incentive plans	—	(14)	—	—	—	(14)
Other comprehensive income	—	—	7,364	—	36,982	44,346
Net loss on purchase and sale of subsidiary equity	—	(5,171)	—	—	—	(5,171)
Net income	—	10,302	—	2,075	82,201	94,578

Balance at September 30, 2009	27,659,154	$(1,903)	$(8,424)	$(30,255)	$757,037	$716,455

See accompanying notes to consolidated financial statements

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$94,578	$(122,066)
Less: Income from discontinued operations	62,495	21,029

Net income (loss) from continuing operations	32,083	(143,095)

Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Distributions paid to non-controlling interests in Atlas Pipeline Partners, L.P.	(22,337)	(101,618)
Depreciation and amortization	67,563	61,200
Non-cash (gain) loss on derivative value, net	24,253	(57,009)
Equity income in joint venture	(2,140)	—
Gain on asset sales	(111,440)	—
Distributions received from joint venture	1,657	—
Non-cash compensation expense (income)	645	(12,254)
Amortization of deferred finance costs	6,542	3,743
Net distributions received from (paid to) non-controlling interests	7	(7,905)
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, prepaid expenses and other	24,491	12,475
Accounts payable and accrued liabilities	(12,467)	30,525
Accounts payable and accounts receivable – affiliates	1,193	9,375

Net cash provided by (used in) continuing operations	10,050	(204,563)
Net cash provided by discontinued operations	16,935	37,474

Net cash provided by (used in) operating activities	26,985	(167,089)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition purchase price adjustment	—	31,429
Capital expenditures	(137,610)	(223,768)
Net proceeds from asset sales	110,355	—
Other	(4,577)	1,069

Net cash used in continuing investing activities	(31,832)	(191,270)
Net cash provided by (used in) discontinued investing activities	290,594	(22,626)

Net cash provided by (used in) investing activities	258,762	(213,896)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Atlas Pipeline Partners, L.P. debt	(273,675)	(122,847)
Net proceeds from subordinate loan with Atlas Energy, Inc.	19,000	—
Net proceeds from issuance of Atlas Pipeline Partners, L.P. debt	—	244,854
Borrowings under credit facility	—	6,000
Borrowings under Atlas Pipeline Partners, L.P. credit facility	483,000	576,000
Repayments under Atlas Pipeline Partners, L.P. credit facility	(470,000)	(506,000)
Repayments under credit facility	(34,000)	—
Net proceeds from sale of APL units	16,142	—
Net proceeds from issuance of common limited partner units	—	10,007
Net proceeds from issuance of Atlas Pipeline Partners, L.P. common limited partner units	—	246,948
Redemption of Atlas Pipeline Partners, L.P. Class A preferred units	(15,000)	—
Distributions paid to common limited partners	(1,660)	(35,166)
Other	(11,251)	(6,259)

Net cash provided by (used in) financing activities	(287,444)	413,537

Net change in cash and cash equivalents	(1,697)	32,552
Cash and cash equivalents, beginning of period	7,285	12,490

Cash and cash equivalents, end of period	$5,588	$45,042

See accompanying notes to consolidated financial statements

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Atlas Pipeline Holdings, L.P. (“Atlas Pipeline Holdings” or the “Partnership”) is a publicly-traded Delaware limited partnership (NYSE: AHD). The Partnership’s wholly-owned subsidiary, Atlas Pipeline Partners GP, LLC (“Atlas Pipeline GP” or “General Partner”), a Delaware limited liability company, is the general partner of Atlas Pipeline Partners, L.P. (“APL” – NYSE: APL). The Partnership’s general partner, Atlas Pipeline Holdings GP, LLC (“Atlas Pipeline Holdings GP”), which does not have an economic interest in the Partnership and is not entitled to receive any distributions from the Partnership, manages the operations and activities of the Partnership and owes a fiduciary duty to the Partnership’s common unitholders. At September 30, 2009, the Partnership had 27,659,154 common limited partnership units outstanding.

APL is a publicly-traded Delaware limited partnership and a midstream energy service provider engaged in the transmission, gathering and processing of natural gas. APL’s operations are conducted through subsidiary entities whose equity interests are owned by Atlas Pipeline Operating Partnership, L.P. (the “Operating Partnership”), a wholly-owned subsidiary of APL. The Partnership, through its general partner interests in APL and the Operating Partnership, owns a 2% general partner interest in the consolidated pipeline operations of APL, through which it manages and effectively controls both APL and the Operating Partnership. The remaining 98% ownership interest in the consolidated pipeline operations consists of limited partner interests in APL. The Partnership also owns 5,754,253 common limited partner units in APL (see Note 6) and 15,000 $1,000 par value Class B preferred limited partner units in APL (see Note 7). At September 30, 2009, APL had 50,504,978 common limited partnership units outstanding, including the 5,754,253 common units held by the Partnership and 15,000 $1,000 par value Class B preferred units held by the Partnership.

The Partnership’s assets consist principally of 100% ownership interest in Atlas Pipeline GP, which owns:

•	a 2.0% general partner interest in APL, which entitles it to receive 2.0% of the cash distributed by APL;

•

all of the incentive distribution rights in APL, which entitle it to receive increasing percentages, up to a maximum of 48.0%, of any cash distributed by APL as it reaches certain target distribution levels in excess of $0.42 per APL common unit in any quarter. In connection with APL’s acquisition of control of the Chaney Dell and Midkiff/Benedum systems, Atlas Pipeline GP agreed to allocate up to $3.75 million of its incentive distribution rights per quarter back to APL; Atlas Pipeline GP also agreed that the resulting allocation of incentive distribution rights back to APL would be after Atlas Pipeline GP receives the initial $7.0 million per quarter of incentive distribution rights.

•	5,754,253 common units of APL, representing approximately 11.4% of the 50,504,978 outstanding common limited partnership units of APL; and

•	15,000 $1,000 par value 12.0% Class B cumulative preferred limited partner units

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

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(Unaudited)

benefits properly allocable to APL and all other expenses necessary or appropriate to conduct the business of, and allocable to, APL. The APL partnership agreement provides that the Partnership, as general partner, will determine the expenses that are allocable to APL in any reasonable manner in its sole discretion.

On September 29, 2009, Atlas America, Inc., the former name of Atlas Energy, Inc. (“Atlas Energy”) and Atlas Energy Resources, LLC (“Atlas Energy Resources”), a former publicly-traded Delaware limited liability company, consummated a merger pursuant to a definitive merger agreement, whereby Atlas Energy’s wholly owned subsidiary merged with Atlas Energy Resources (the “Merger”), with Atlas Energy Resources surviving as Atlas Energy’s wholly-owned subsidiary. Additionally, Atlas America changed its name to Atlas Energy, Inc. upon completion of the Merger. Atlas Energy owns 100% of Atlas Pipeline Holdings GP, the general partner of the Partnership, and a 64.4% ownership interest in the Partnership at September 30, 2009. In addition to its ownership interest in the Partnership, Atlas America also owns 1,112,000 of APL’s common limited partnership units, representing a 2.2% ownership interest in it

The majority of the natural gas that APL and its affiliates, including Laurel Mountain Midstream LLC (“Laurel Mountain”), transport in the Appalachian basin is derived from wells operated by Atlas Energy Resources. Laurel Mountain, which was formed in May, 2009, is a joint venture between the Partnership and The Williams Companies, Inc. (NYSE: WMB) (“Williams”) in which APL retains 49% ownership interest and Williams retains the remaining 51% ownership interest (see Note 3).

The accompanying consolidated financial statements, which are unaudited except that the balance sheet at December 31, 2008 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. Management has evaluated subsequent events through November 5, 2009, the date the financial statements were issued. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.

On May 4, 2009, APL completed the sale of its NOARK gas gathering and interstate pipeline system (see Note 4). As such, the Partnership has adjusted the prior period consolidated financial statements and related footnote disclosures presented within this Form 10-Q to reflect the amounts related to the operations of the NOARK gas gathering and interstate pipeline system as discontinued operations. The results of operations for the three and nine month periods ended September 30, 2009 may not necessarily be indicative of the results of operations for the full year ending December 31, 2009.

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

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(Unaudited)

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

The Midkiff/Benedum joint venture has a 72.8% undivided joint venture interest in the Midkiff/Benedum system, of which the remaining 27.2% interest is owned by Pioneer Natural Resources Company (NYSE: PXD) (“Pioneer”). Due to the Midkiff/Benedum system’s status as an undivided joint venture, the Midkiff/Benedum joint venture proportionally consolidates its 72.8% ownership interest in the assets and liabilities and operating results of the Midkiff/Benedum system. On November 2, 2009, APL’s agreement with Pioneer, whereby Pioneer had an option to purchase additional interest in the Midkiff/Benedum system, expired without Pioneer exercising its option (see Note 18).

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

The natural gas industry principally conducts its business by processing actual transactions at the end of the month following the month of delivery. Consequently, the most current month’s financial results were recorded using estimated volumes and commodity market prices. Differences between estimated and actual amounts are recorded in the following month’s financial results. Management believes that the operating results presented for the three and nine months ended September 30, 2009 represent actual results in all material respects (see “– Revenue Recognition” accounting policy for further description).

Net Income (Loss) Per Common Unit

Basic net income (loss) attributable to common limited partners per unit is computed by dividing net income (loss) attributable to common limited partners, which is determined after the deduction of net income (loss) attributable to participating securities, by the weighted average number of common limited partner units outstanding during the period.

The Partnership accounts for share-based payment awards with rights to dividends or dividend equivalents. Prevailing accounting literature states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of Earnings per Share (“EPS”) pursuant to the two-class method. The Partnership’s phantom unit awards, which consist of common units issuable under the terms of its long-term incentive plan and incentive compensation agreements (see Note 15), contain non-forfeitable rights to distribution equivalents of the Partnership. The participation rights result in a non-contingent transfer of value each time the Partnership declares a distribution or distribution equivalent right during the award’s vesting period. As such, the net income (loss) utilized in the calculation of net income (loss) per unit must be after the allocation of income (loss) to the phantom units on a pro-rata basis. Prevailing accounting literature requires entities to retroactively adjust all prior period earnings per unit computations per its guidance.

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(Unaudited)

The following is a reconciliation of net income (loss) from continuing operations and net income from discontinued operations allocated to the common limited partners for purposes of calculating net income (loss) attributable to common limited partners per unit (in thousands, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008(1)	2009	2008(1)
Continuing operations:
Net income (loss)	$(14,134)	$193,297	$32,083	$(143,095)
Income attributable to non-controlling interests	(954)	(2,591)	(2,075)	(7,793)
(Income) loss attributable to non-controlling interests – Atlas Pipeline Partners, L.P.	11,487	(157,847)	(28,575)	141,332

Net income (loss) attributable to common limited partners	(3,601)	32,859	1,433	(9,556)
Less: Net income (loss) attributable to participating securities – phantom units(2)	(23)	266	10	(78)

Net income (loss) utilized in the calculation of net income (loss) from continuing operations attributable to common limited partners per unit	$(3,578)	$32,593	$1,423	$(9,478)

Discontinued operations:
Net income	$—	$6,538	$62,495	$21,029
Income attributable to non-controlling interests – Atlas Pipeline Partners, L.P.	—	(5,392)	(53,626)	(18,489)

Net income utilized in the calculation of net income from discontinued operations attributable to common limited partners per unit	$—	$1,146	$8,869	$2,540

(1)	Restated to reflect amounts reclassified to discontinued operations due to APL’s sale of its NOARK gas gathering and interstate pipeline system (see Note 4).
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted average number of common limited partner units – basic	27,659	27,658	27,659	27,462
Add: effect of dilutive option incentive awards(1)	—	329	—	—

Weighted average number of common limited partner units – diluted	27,659	27,987	27,659	27,462

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(Unaudited)

(1)

For the three months and nine months ended September 30, 2009, approximately 1.0 million unit options were excluded from the computation of diluted earnings attributable to common limited partners per unit because the inclusion of such unit options would have been anti-dilutive.

Non-Controlling Interest in Atlas Pipeline Partners, L.P.

The non-controlling interest in APL on the Partnership’s consolidated financial statements reflects the outside ownership interests in APL, which was 86.8% and 84.1% at September 30, 2009 and December 31, 2008, respectively. The non-controlling interests in APL in the Partnership’s consolidated statements of operations is calculated quarterly by multiplying (i) the weighted average APL common limited partner units outstanding held by non-affiliated third parties by (ii) the consolidated net income (loss) per APL common limited partner unit for the respective quarter. The net income (loss) per APL common limited partner unit is calculated by dividing the net income (loss) allocated to common limited partners, after the allocation of net income (loss) to the Partnership as general partner in accordance with the terms of the APL partnership agreement, by the total weighted average APL common limited partner units outstanding. The Partnership’s general partner interest in the net income (loss) of APL is based upon its 2% general partner ownership interest and incentive distributions, with a priority allocation of APL’s net income (loss) in an amount equal to the incentive distributions (see Note 8), in accordance with the APL partnership agreement, and the remaining APL net income (loss) allocated with respect to the General Partner’s and APL’s limited partners’ ownership interests. The non-controlling interest in APL on the Partnership’s consolidated balance sheets principally reflects the sum of the allocation of APL’s consolidated net income (loss) to the non-controlling interest in APL and the contributed capital of non-controlling interests through the sale of limited partner units in APL, partially offset by APL quarterly cash distributions to the non-controlling interest owners.

During the nine months ended September 30, 2009, APL issued 348,620 common units to certain key employees covered under incentive compensation agreements (see Note 15). Additionally, APL issued 1,465,653 of its common units upon conversion of 5,000 preferred units previously held by Sunlight Capital Partners, LLC (see Note 7). In addition, APL executed a private placement of 2,689,765 of its common units (see Note 6). As a result of these transactions, the Partnership’s ownership percentage in APL, including its 2% interest as General Partner, was reduced. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary” (“SAB No. 51”), during the nine months ended September 30, 2009, the Partnership recorded a $5.2 million increase to non-controlling interest in APL with a corresponding decrease to its limited partners’ capital, which represents the difference between the Partnership’s share of the underlying book value in APL before and after the respective common unit transactions, on its consolidated balance sheet.

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

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(Unaudited)

Capitalized Interest

APL capitalizes interest on borrowed funds related to capital projects only for periods that activities are in progress to bring these projects to their intended use. The weighted average rate used to capitalize interest on borrowed funds by APL was 7.4% and 6.3% for the three months ended September 30, 2009 and 2008, respectively, and 6.0% and 6.3% for the nine months ended September 30, 2009 and 2008, respectively. The amount of interest capitalized was $0.6 million and $1.8 million for the three months ended September 30, 2009 and 2008, respectively, and $2.5 million and $5.3 million for the nine months ended September 30, 2009 and 2008, respectively.

Intangible Assets

APL has recorded intangible assets with finite lives in connection with certain consummated acquisitions. The following table reflects the components of intangible assets being amortized at September 30, 2009 and December 31, 2008 (in thousands):

			Estimated Useful Lives In Years
	September 30, 2009	December 31, 2008
Gross Carrying Amount:
Customer contracts	$12,810	$12,810	8
Customer relationships	222,572	222,572	7–20

	$235,382	$235,382

Accumulated Amortization:
Customer contracts	$(6,999)	$(5,806)
Customer relationships	(53,903)	(35,929)

	$(60,902)	$(41,735)

Net Carrying Amount:
Customer contracts	$5,811	$7,004
Customer relationships	168,669	186,643

	$174,480	$193,647

APL amortizes intangible assets with finite useful lives over their estimated useful lives. If an intangible asset has a finite useful life, but the precise length of that life is not known, that intangible asset must be amortized over the best estimate of its useful life. At a minimum, APL will assess the useful lives of all intangible assets on an annual basis to determine if adjustments are required. The estimated useful life for APL’s customer contract intangible assets is based upon the approximate average length of customer contracts in existence and expected renewals at the date of acquisition. The estimated useful life for APL’s customer relationship intangible assets is based upon the estimated average length of non-contracted customer relationships in existence at the date of acquisition, adjusted for APL management’s estimate of whether these individual relationships will continue in excess or less than the average length. Amortization expense on intangible assets was $6.4 million for both the three month periods ended September 30, 2009 and 2008, and $19.2 million for both the nine month periods ended September 30, 2009 and 2008. Amortization expense related to APL’s intangible assets is estimated to be as follows for each of the next five calendar years: 2010 to 2012 - $25.6 million; 2013 - $24.5 million; 2014 - $20.4 million.

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(Unaudited)

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2009 and 2008 were as follows (in thousands):

	Nine Months Ended September 30,
	2009	2008
Balance, beginning of period	$—	$709,283
Post-closing purchase price adjustment with seller and purchase price allocation adjustment – Chaney Dell and Midkiff/Benedum acquisition	—	(2,217)
Recovery of state sales tax initially paid on transaction – Chaney Dell and Midkiff/ Benedum acquisition	—	(30,206)

Balance, end of period	$—	$676,860

As a result of its impairment evaluation at December 31, 2008, APL recognized a $676.9 million non-cash impairment charge within the Partnership’s consolidated statements of operations during the fourth quarter of 2008. The goodwill impairment resulted from the reduction in APL’s estimated fair value of reporting units in comparison to their carrying amounts at December 31, 2008. APL’s estimated fair value of its reporting units was impacted by many factors, including the significant deterioration of commodity prices and global economic conditions during the fourth quarter of 2008. These estimates were subjective and based upon numerous assumptions about future operations and market conditions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$(14,134)	$199,835	$94,578	$(122,066)
Income attributable to non-controlling interests	(954)	(2,591)	(2,075)	(7,793)
(Income) loss attributable to non-controlling interests - Atlas Pipeline Partners, L.P.	11,487	(163,239)	(82,201)	122,843

Net income (loss) attributable to common limited partners	(3,601)	34,005	10,302	(7,016)

Other comprehensive income (loss):
Change in fair value of derivative instruments accounted for as cash flow hedges	(165)	11,768	(2,411)	(97,481)
Changes in non-controlling interest related to items in other comprehensive income (loss)	(11,286)	(24,265)	(36,982)	38,635
Add: adjustment for realized losses reclassified to net income (loss)	13,713	10,060	46,757	46,380

Total other comprehensive income (loss)	2,262	(2,437)	7,364	(12,466)

Comprehensive income (loss)	$(1,339)	$31,568	$17,666	$(19,482)

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(Unaudited)

Revenue Recognition

APL’s revenue primarily consists of the fees earned from its transmission, gathering and processing operations. Under certain agreements, APL purchases natural gas from producers and moves it into receipt points on its pipeline systems, and then sells the natural gas, or produced natural gas liquids (“NGLs”), if any, off of delivery points on its systems. Under other agreements, APL transports natural gas across its systems, from receipt to delivery point, without taking title to the natural gas. Revenue associated with the physical sale of natural gas is recognized upon physical delivery of the natural gas. In connection with its gathering and processing operations, APL enters into the following types of contractual relationships with its producers and shippers:

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

APL accrues unbilled revenue due to timing differences between the delivery of natural gas, NGLs, and condensate and the receipt of a delivery statement. This revenue is recorded based upon volumetric data from APL’s records and management estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices (see “–Use of Estimates” accounting policy for further description). APL had unbilled revenues at September 30, 2009 and December 31, 2008 of $43.1 million and $50.1 million, respectively, which are included in accounts receivable and accounts receivable-affiliates within the Partnership’s consolidated balance sheets.

Recently Adopted Accounting Standards

In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” (“Update 2009-05”). Update 2009-05 amends Subtopic 820-10, “Fair Value Measurements and Disclosures - Overall” and provides clarification for the fair value measurement of liabilities in circumstances where quoted prices for an identical liability in an active market are not available. The amendments also provide clarification for not requiring the reporting entity to include separate inputs or adjustments to other inputs relating to the existence of a restriction that prevents the transfer of a liability when estimating the fair value of a liability.

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(Unaudited)

Additionally, these amendments clarify that both the quoted price in an active market for an identical liability at the measurement date and the quoted price for an identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are considered Level 1 fair value measurements. These requirements are effective for financial statements issued after the release of Update 2009-05. The Partnership adopted the requirements on September 30, 2009 and it did not have a material impact on its financial position, results of operations or related disclosures.

In August 2009, the FASB issued Accounting Standards Update 2009-04, “Accounting for Redeemable Equity Instruments – Amendment to Section 480-10-S99” (“Update 2009-04”). Update 2009-04 updates Section 480-10-S99, “Distinguishing Liabilities from Equity”, to reflect the SEC staff’s views regarding the application of Accounting Series Release No. 268, “Presentation in Financial Statements of ‘Redeemable Preferred Stocks” (“ASR No. 268”). ASR No. 268 requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer. The Partnership adopted the requirements of FASB Update 2009-04 on August 1, 2009 and it did not have a material impact on its financial position, results of operations or related disclosures.

In June 2009, the FASB issued Accounting Standards Update 2009-01, “Topic 105 – Generally Acceptable Accounting Principles Amendments Based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“Update 2009-01”). Update 2009-01 establishes the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. The ASC supersedes all existing non-Securities and Exchange Commission accounting and reporting standards. Following the ASC, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the ASC. The ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Partnership adopted the requirements of Update 2009-01 to its financial statements on September 30, 2009 and it did not have a material impact on its financial statement disclosures.

In May 2009, the FASB issued ASC 855-10, “Subsequent Events” (“ASC 855-10”). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions require management of a reporting entity to evaluate events or transactions that may occur after the balance sheet date for potential recognition or disclosure in the financial statements and provides guidance for disclosures that an entity should make about those events. ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009 and shall be applied prospectively. The Partnership adopted the requirements of this standard on June 30, 2009 and it did not have a material impact to its financial position or results of operations or related disclosures. The adoption of these provisions does not change the Partnership’s current practices with respect to evaluating, recording and disclosing subsequent events.

In April 2009, the FASB issued ASC 820-10-65-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“ASC 820-10-65-4”). ASC 820-10-65-4 applies to all fair value measurements and provides additional clarification on estimating fair value when the market activity for an asset has declined significantly. ASC 820-10-65-4 also require an entity to disclose a change in valuation technique and related inputs to the valuation calculation and to quantify its effects, if practicable. ASC 820-10-65-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Partnership adopted the requirements of ASC 820-10-65-4 on April 1, 2009 and its adoption did not have a material impact on its financial position and results of operations.

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(Unaudited)

In April 2009, the FASB issued ASC 320-10-65-1, “Recognition and Presentation of Other-Than-Temporary Impairments” (“ASC 320-10-65-1”), which changes previously existing guidance for determining whether an impairment is other than temporary for debt securities. ASC 320-10-65-1 replaces the previously existing requirement that an entity’s management assess if it has both the intent and ability to hold an impaired security until recovery with a requirement that management assess that it does not have the intent to sell the security and that it is more likely than not that it will not have to sell the security before recovery of its cost basis. ASC 320-10-65-1 also requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security and for the entity to present the total other-than-temporary impairment in the statement of operations with an offset for the amount recognized in other comprehensive income. ASC 320-10-65-1 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Partnership adopted these requirements on April 1, 2009 and its adoption did not have a material impact on its financial position and results of operations.

In April 2009, the FASB issued ASC 825-10-65-1, “Interim Disclosures about Fair Value of Financial Instruments” (“ASC 825-10-65-1”), which requires an entity to provide disclosures about fair value of financial instruments in interim financial information. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. ASC 825-10-65-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Partnership adopted these requirements on April 1, 2009 and its adoption did not have a material impact on its financial position and results of operations.

In April 2009, the FASB issued ASC 805-20-30-23, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“ASC 805-20-30-23”), which requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with previous requirements. ASC 805-20-30-23 eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. ASC 805-20-30-23 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (January 1, 2009 for the Partnership). The Partnership adopted the requirements on January 1, 2009 and its adoption did not have a material impact on its financial position and results of operations.

In June 2008, the FASB issued ASC 260-10-45-61A, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“ASC 260-10-45-61A”). ASC 260-10-45-61A applies to the calculation of earnings per share (“EPS”) described in previous guidance, for share-based payment awards with rights to dividends or dividend equivalents. It states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. ASC 260-10-45-61A is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption was prohibited. The Partnership adopted the requirements on January 1, 2009 and its adoption did not have a material impact on its financial position and results of operations.

In April 2008, the FASB issued ASC 350-30-65-1, “Determination of Useful Life of Intangible Assets” (“ASC 350-30-65-1”). ASC 350-30-65-1 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previous guidance. The intent of ASC 350-30-65-1 is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The Partnership adopted the requirements of ASC 350-30-65-1 on January 1, 2009 and its adoption did not have a material impact on its financial position and results of operations.

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(Unaudited)

In March 2008, the FASB issued ASC 260-10-55-103 through 55-110, “Application of the Two-Class Method” (“ASC 260-10-55-103”), which considers whether the incentive distributions of a master limited partnership represent a participating security when considered in the calculation of earnings per unit under the two-class method. ASC 260-10-55-103 considers whether the partnership agreement contains any contractual limitations concerning distributions to the incentive distribution rights that would impact the amount of earnings to allocate to the incentive distribution rights for each reporting period. If distributions are contractually limited to the incentive distribution rights’ share of currently designated available cash for distributions as defined under the partnership agreement, undistributed earnings in excess of available cash should not be allocated to the incentive distribution rights. The Partnership’s adoption of ASC 260-10-55-103 on January 1, 2009 impacted its presentation of net income (loss) per common limited partner unit as the Partnership previously presented net income (loss) per common limited partner unit as though all earnings were distributed each quarterly period (see “—Net Income (Loss) Per Common Unit”). The Partnership adopted the requirements of ASC 260-10-55-103 on January 1, 2009 and its adoption did not have a material impact on its financial position and results of operations.

In March 2008, the FASB issued ASC 815-10-50-1, “Disclosures about Derivative Instruments and Hedging Activities” (“ASC 815-10-50-1”), to require enhanced disclosure about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Partnership adopted the requirements of this section of ASC 815-10-50-1 on January 1, 2009 and it did not have a material impact on its financial position or results of operations (see Note 11).

In December 2007, the FASB issued ASC 810-10-65-1, “Non-controlling Interests in Consolidated Financial Statements” (“ASC 810-10-65-1”). ASC 810-10-65-1 establishes accounting and reporting standards for the non-controlling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to be reported and disclosed on the face of the consolidated statement of operations at amounts that include the amounts attributable to both the parent and the non-controlling interest. Additionally, ASC 810-10-65-1 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and that the parent recognize a gain or loss in net income when a subsidiary is deconsolidated and adjust its remaining investment, if any, at fair value. The Partnership adopted the requirements of ASC 810-10-65-1 on January 1, 2009 and adjusted its presentation of its financial position and results of operations. Prior period financial position and results of operations have been adjusted retrospectively to conform to these provisions.

In December 2007, the FASB issued ASC 805, “Business Combinations” (“ASC 805”). ASC 805 retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 requires an acquirer to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, at their fair values as of that date, with specified limited exceptions. Additionally, it requires costs incurred in connection with an acquisition be expensed as incurred. Restructuring costs, if any, are to be recognized separately from the acquisition. The acquirer in a business combination achieved in stages must also recognize the identifiable assets and liabilities, as well as the non-controlling interests in the acquiree, at the full amounts of their fair values. The Partnership adopted these requirements on January 1, 2009 and it did not have a material impact on its financial position and results of operations.

Recently Issued Accounting Standards

In October 2009, the FASB issued Accounting Standards Update 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” (“Update 2009-15”). Update 2009-15 includes amendments to Topic 470, “Debt”, and Topic 260, “Earnings per Share”, to provide guidance on share-lending arrangements entered into on an

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(Unaudited)

entity’s own shares in contemplation of a convertible debt offering or other financing. These requirements are effective for existing arrangements for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those years, with retrospective application required for such arrangements that meet the criteria. These requirements are also effective for arrangements entered into on (not outstanding) or after the beginning of the first reporting period that begins on or after June 15, 2009. The Partnership will apply these requirements upon its adoption on January 1, 2010 and does not expect it to have a material impact to its financial position or results of operations or related disclosures.

In June 2009, the FASB issued ASC 810-10-25-20 through 25-59, “Consolidation of Variable Interest Entities” (“ASC 810-10-25-20”), which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASC 820-10-25-20 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. These requirements are effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009 (January 1, 2010 for the Partnership). The Partnership will apply these requirements upon its adoption on January 1, 2010 and does not expect it to have a material impact to its financial position or results of operations or related disclosures.

NOTE 3 – APL INVESTMENT IN JOINT VENTURE

On May 31, 2009, APL and subsidiaries of Williams completed the formation of Laurel Mountain, a joint venture which owns and operates APL’s Appalachia Basin natural gas gathering system, excluding APL’s Northern Tennessee operations. Williams contributed cash of $100.0 million to the joint venture (of which APL received approximately $87.8 million, net of working capital adjustments) and a note receivable of $25.5 million. APL contributed its Appalachia Basin natural gas gathering system and received a 49% ownership interest in Laurel Mountain. APL is also entitled to preferred distribution rights relating to all payments on the note receivable. Williams retained the remaining 51% ownership interest in Laurel Mountain.

Upon completion of the transaction, APL recognized its 49% ownership interest in Laurel Mountain as an investment in joint venture on the Partnership’s consolidated balance sheet at fair value. During the nine months ended September 30, 2009, the Partnership recognized a gain on sale of $108.9 million, including $54.2 million associated with the remeasurement of APL’s investment in Laurel Mountain to fair value. APL used the net proceeds from the transaction to reduce borrowings under its senior secured credit facility (see Note 13). In addition, Atlas Energy Resources sold two natural gas processing plants and associated pipelines located in Southwestern Pennsylvania to Laurel Mountain for $10.0 million. Upon the completion of the contribution of APL’s Appalachia gathering systems to Laurel Mountain, Laurel Mountain entered into new gas gathering agreements with Atlas Energy Resources, which superseded the existing natural gas gathering agreements and omnibus agreement between APL and Atlas Energy Resources. Under the new gas gathering agreement, Atlas Energy Resources is obligated to pay the joint venture all of the gathering fees it collects from its investment drilling partnerships plus any excess amount over the amount of the competitive gathering fee (which is currently defined as 13% of the gross sales price received for the investment drilling partnerships’ gas). APL has accounted for its ownership interest in Laurel Mountain under the equity method of accounting, with recognition of its ownership interest in the income of Laurel Mountain as equity income on the Partnership’s consolidated statements of operations.

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(Unaudited)

The following table provides summarized statement of operations and balance sheet data on a 100% basis for Laurel Mountain for the three and nine months ended September 30, 2009 and as of September 30, 2009 (in thousands):

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009(1)
Statement of Operations data:
Total revenue	$9,622	$12,690
Net income	2,386	3,664

	September 30, 2009
Balance Sheet data:
Current assets	$9,871
Long-term assets	245,577
Current liabilities	19,303
Long-term liabilities	8,500
Net equity	227,645

(1)	Represents the period from May 31, 2009, the date of initial formation, through September 30, 2009.

NOTE 4 – DISCONTINUED OPERATIONS

On May 4, 2009, APL completed the sale of its NOARK gas gathering and interstate pipeline system to Spectra Energy Partners OLP, LP (NYSE:SEP) (“Spectra”) for net proceeds of $294.5 million in cash, net of working capital adjustments. APL used the net proceeds from the transaction to reduce borrowings under its senior secured term loan and revolving credit facility (see Note 13). The Partnership accounted for the sale of the NOARK system assets as discontinued operations within its consolidated financial statements and recorded a gain of $51.1 million on the sale of APL’s NOARK assets within income from discontinued operations on its consolidated statements of operations during the nine months ended September 30, 2009. The following table summarizes the components included within income from discontinued operations on the Partnership’s consolidated statements of operations (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Total revenue and other income (loss), net	$—	$13,468	$21,274	$45,827
Total costs and expenses	—	(6,930)	(9,857)	(24,798)

Income from discontinued operations	$—	$6,538	$11,417	$21,029

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

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(Unaudited)

NOTE 5 – ATLAS PIPELINE HOLDINGS EQUITY OFFERINGS

On June 1, 2009, a newly created, wholly-owned subsidiary of the Partnership, Atlas Pipeline Holdings II, LLC (“AHD Sub”), issued $15.0 million of $1,000 par value 12.0% Class B preferred equity (“AHD Sub Preferred Units”) to APL for cash pursuant to a certificate of designation. The Partnership utilized the net proceeds from the issuance to reduce borrowings under its senior secured credit facility (see Note 13). Distributions on the AHD Sub Preferred Units are payable quarterly on the same date as the distribution payment date for the Partnership’s common units. Distributions on the AHD Sub Preferred Units will initially be paid in cash or by increasing the amount of the AHD Sub Preferred Unit equity by the amount of the distribution. However, under the terms of the certificate of designation, prior to the repayment of all outstanding borrowings under the Partnership’s credit facility (see Note 13), AHD Sub may only pay a cash distribution on the AHD Sub Preferred Units if the Partnership has received distributions on APL’s 12.0% Class B preferred units (see Note 7). After the Partnership has repaid all outstanding borrowings under its credit facility, all subsequent distributions declared by AHD Sub on the AHD Sub Preferred Units shall be paid in cash. AHD Sub has the option of redeeming some or all of the AHD Sub Preferred Units, subject to certain limitations under the terms of the certificate of designation. As APL owns all of the outstanding AHD Sub Preferred Units in an amount equal to the Class B Preferred Units of APL that the Partnership owns (see Note 7), the amounts eliminate in consolidation of the Partnership’s consolidated balance sheet as of September 30, 2009.

In June 2008, the Partnership sold 308,109 common units through a private placement to Atlas Energy at a price of $32.50 per unit, for net proceeds of approximately $10.0 million. The Partnership utilized the net proceeds from the sale to purchase 278,000 common units of APL (see Note 6), which in turn utilized the proceeds to partially fund the early termination of certain derivative agreements (see Note 11). Following the Partnership’s private placement, Atlas Energy had a 64.4% ownership interest in the Partnership.

NOTE 6 – APL COMMON UNIT EQUITY OFFERINGS

In August 2009, APL sold 2,689,765 common units in a private placement at an offering price of $6.35 per unit, yielding net proceeds of approximately $16.1 million. APL also received a capital contribution from the Partnership of $0.4 million for the Partnership to maintain its 2.0% general partner interest in APL. In addition, APL issued warrants granting investors in its private placement the right to purchase an additional 2,689,765 common units at a price of $6.35 per unit for a period of two years following the issuance of the original common units. APL utilized the net proceeds from the common unit offering to repay a portion of its indebtedness under its senior secured term loan (see Note 13), and will make similar repayments with net proceeds from exercises of the warrants.

The common units and warrants sold by APL in the August 2009 private placement are subject to a registration rights agreement entered into in connection with the transaction. The registration rights agreement required APL to (a) file a registration statement with the Securities and Exchange Commission for the privately placed common units and those underlying the warrants by September 21, 2009 and (b) cause the registration statement to be declared effective by the Securities and Exchange Commission by November 18, 2009. APL filed a registration statement with the Securities and Exchange Commission in satisfaction of the registration requirements of the registration rights agreement on September 3, 2009, and the registration statement was declared effective on October 14, 2009.

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(Unaudited)

In June 2008, APL sold 5,750,000 common units in a public offering at a price of $37.52 per unit, yielding net proceeds of approximately $206.6 million. Also in June 2008, APL sold 1,112,000 common units to Atlas Energy and 278,000 common units to the Partnership in a private placement at a net price of $36.02 per unit, resulting in net proceeds of approximately $50.1 million. APL also received a capital contribution from the Partnership of $5.4 million for it to maintain its 2.0% general partner interest in APL. APL utilized the net proceeds from both sales and the capital contribution to fund the early termination of certain derivative agreements (see Note 11).

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

On April 1, 2009, APL redeemed 10,000 of the APL Class A Preferred Units held by Sunlight Capital for cash at the liquidation value of $1,000 per unit, or $10.0 million, in accordance with the terms of the amended preferred units’ certificate of designation. Additionally on April 1, 2009, APL paid Sunlight a preferred dividend of $0.3 million, representing the quarterly dividend on the 10,000 preferred units held by Sunlight prior to APL’s redemption. On April 13, 2009, APL converted 5,000 of the APL Class A Preferred Units into 1,465,653 APL common units in accordance with the terms of the amended preferred units’ certificate of designation. On May 5, 2009, APL redeemed the remaining 5,000 APL Class A Preferred Units held by Sunlight Capital for cash at the liquidation value of $1,000 per unit, or $5.0 million, pursuant to the terms of the amended preferred units certificate of designation. Additionally on May 5, 2009, APL paid Sunlight a preferred dividend of $0.2 million, representing the quarterly dividend on the 5,000 preferred units held by Sunlight prior to APL’s redemption.

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(Unaudited)

In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 68, “Increasing Rate Preferred Stock,” the initial issuances of the 40,000 Class A Preferred Units were recorded on the consolidated balance sheet at the amount of net proceeds received less an imputed dividend cost. As a result of an amendment to the preferred units certificate of designation in March 2007, APL, in lieu of dividend payments to Sunlight Capital, recognized an imputed dividend cost of $2.5 million that was amortized over a twelve-month period commencing March 2007 and was based upon the present value of the net proceeds received using the then-6.5% stated dividend yield. During the three months ended March 31, 2008, APL amortized the remaining $0.5 million of this imputed dividend cost, which is presented within non-controlling interests in APL on the Partnership’s consolidated statements of operations for the nine months ended September 30, 2008.

APL recognized $0.7 million of preferred dividend cost for the three months ended September 30, 2008 and $0.4 million and $1.4 million of preferred dividend cost for the nine months ended September 30, 2009 and 2008, respectively, for dividends paid to the APL Class A preferred units, which is presented as a reduction of net income (loss) to determine net income (loss) attributable to common limited partners on the Partnership’s consolidated statements of operations.

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

The cumulative sale of the APL Class B Preferred Units to the Partnership was exempt from the registration requirements of the Securities Act of 1933. The Partnership received $0.5 million in preferred dividends for the nine months ended September 30, 2009.

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(Unaudited)

NOTE 8 – CASH DISTRIBUTIONS

Atlas Pipeline Holdings Cash Distributions

The Partnership has a cash distribution policy under which it distributes, within 50 days after the end of each quarter, all of its available cash (as defined in the partnership agreement) for that quarter to its common unitholders. Distributions declared by the Partnership for the period from January 1, 2008 through September 30, 2009 were as follows:

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

There was no cash distribution declared by the Partnership for the quarters ended September 30, 2009, June 30, 2009, or March 31, 2009. On June 1, 2009, the Partnership entered into an amendment to its credit facility agreement which, among other changes, prohibit it from paying any cash distributions on its equity while the credit facility is in effect (see Note 13).

APL Cash Distributions

APL is required to distribute, within 45 days after the end of each quarter, all of its available cash (as defined in its partnership agreement) for that quarter to its common unitholders and the Partnership, as general partner. If APL’s common unit distributions in any quarter exceed specified target levels, the Partnership will receive between 15% and 50% of such distributions in excess of the specified target levels. Common unit and General Partner distributions declared by APL for the period from January 1, 2008 through September 30, 2009 were as follows:

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

APL did not declare a cash distribution for the quarters ended September 30 and June 30, 2009. On May 29, 2009, APL entered into an amendment to its senior secured credit facility (see Note 13) which, among other changes, requires that it pay no cash distributions for the remainder of the year ending December 31, 2009 and allows it to pay cash distributions for the period beginning January 1, 2010 if its senior secured leverage ratio is above certain thresholds and it has minimum liquidity (both as defined in the credit agreement) of at least $50.0 million.

In connection with APL’s acquisition of control of the Chaney Dell and Midkiff/Benedum systems in July 2007, the Partnership, which holds all of the incentive distribution rights in APL, agreed to allocate up to $3.75 million of its incentive distribution rights per quarter back to APL. The Partnership also agreed that the resulting allocation of incentive distribution rights back to APL would be after the Partnership receives the initial $7.0 million per quarter of incentive distribution.

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(Unaudited)

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment (in thousands):

	September 30, 2009	December 31, 2008(1)	Estimated Useful Lives in Years
Pipelines, processing and compression facilities	$1,643,798	$1,707,046	15 – 40
Rights of way	166,826	168,057	20 – 40
Buildings	8,920	8,920	40
Furniture and equipment	9,458	9,279	3 – 7
Other	12,837	13,002	3 – 10

	1,841,839	1,906,304
Less – accumulated depreciation	(143,613)	(125,293)

	$1,698,226	$1,781,011

(1)	Restated to reflect amounts reclassified to discontinued operations due to APL’s sale of its NOARK gas gathering and interstate pipeline system (see Note 4).

On July 13, 2009, APL sold a natural gas processing facility and a one-third undivided interest in other associated assets located in its Mid-Continent operating segment for approximately $22.6 million in cash. The facility was sold to Penn Virginia Resource Partners, L.P. (NYSE: PVR), who will provide natural gas volumes to the facility and reimburse APL for its proportionate share of the operating expenses. APL will continue to operate the facility. APL used the proceeds from this transaction to reduce outstanding borrowings under its senior secured credit facility (see Note 13). APL recognized a gain on sale of $2.5 million, which is recorded within gain on asset sales on the Partnership’s consolidated statements of operations.

NOTE 10 – OTHER ASSETS

The following is a summary of other assets (in thousands):

	September 30, 2009	December 31, 2008(1)
Deferred finance costs, net of accumulated amortization of $24,117 and $17,575 at September 30, 2009 and December 31, 2008, respectively	$28,733	$23,818
Long-term pipeline lease prepayment	2,606	—
Security deposits	3,674	1,317

	$35,013	$25,135

(1)	Restated to reflect amounts reclassified to discontinued operations due to APL’s sale of its NOARK gas gathering and interstate pipeline system (see Note 4).

Deferred finance costs are recorded at cost and amortized over the term of the respective debt agreement (see Note 13). During the nine months ended September 30, 2009 and 2008, APL recorded $2.5 million and $1.2 million, respectively, of accelerated amortization of deferred financing costs associated with the retirement of a portion of its term loan, which is recorded within interest expense on the Partnerships consolidated statements of operations.

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(Unaudited)

NOTE 11 – DERIVATIVE INSTRUMENTS

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

The Partnership and APL formally documents all relationships between hedging instruments and the items being hedged, including their risk management objective and strategy for undertaking the hedging transactions. This includes matching derivative contracts to the forecasted transactions. The Partnership and APL assess, both at the inception of the derivative and on an ongoing basis, whether the derivative is effective in offsetting changes in the forecasted cash flow of the hedged item. If it is determined that a derivative is not effective as a hedge or that it has ceased to be an effective hedge due to the loss of adequate correlation between the hedging instrument and the underlying item being hedged, the Partnership and APL will discontinue hedge accounting for the derivative and subsequent changes in the derivative fair value, which is determined by the Partnership and APL through the utilization of market data, will be recognized within other income (loss), net in the Partnership’s consolidated statements of operations. For APL’s derivatives previously qualifying as hedges, the Partnership recognized the effective portion of changes in fair value in partners’ capital as accumulated other comprehensive income (loss) and reclassified the portion relating to commodity derivatives to natural gas and liquids revenue and the portion relating to interest rate derivatives to interest expense within its consolidated statements of operations as the underlying transactions were settled. For APL’s non-qualifying derivatives and for the ineffective portion of qualifying derivatives, the Partnership recognizes changes in fair value within other income (loss), net in its consolidated statements of operations as they occur.

Beginning July 1, 2008, APL discontinued hedge accounting for its existing commodity derivatives which were qualified as hedges under prevailing accounting literature. As such, subsequent changes in fair value of these derivatives are recognized immediately within other income (loss), net in the Partnership’s consolidated statements of operations. The fair value of these commodity derivative instruments at June 30, 2008, which was recognized in accumulated other comprehensive loss within partners’ capital on the Partnership’s consolidated balance sheet, will be reclassified to the Partnership’s consolidated statements of operations in the future at the time the originally hedged physical transactions affect earnings.

At September 30, 2009, the Partnership had an interest rate derivative contract having an aggregate notional principal amount of $25.0 million. Under the terms of agreement, the Partnership will pay an interest rate of 3.01%, plus the applicable margin as defined under the terms of its revolving credit facility (see Note 13), and will receive LIBOR, plus the applicable margin, on the notional principal amounts. The interest rate swap agreement is effective at September 30, 2009 and expires on May 28, 2010. In July 2009, the Partnership repaid a portion of its borrowings under the credit facility, with a resulting balance of $12.0 million outstanding under the credit facility at September 30, 2009. In addition, in accordance with the June 2009 amendment to its credit facility (see Note 13), the Partnership is prohibited from borrowing additional amounts under its credit facility once the amounts have been repaid. In accordance with prevailing accounting literature, the portion of any gain or loss in other comprehensive income related to forecasted hedge transactions that are no longer expected to occur are to be removed from other comprehensive income and recognized within the statements of operations. As a result of this reduction in borrowings under the credit facility below the notional amount of the interest rate derivative contract, the Partnership recognized an expense of $0.1 million and $0.3 million within other income (loss), net in its consolidated statements of operations for the three and nine months ended September 30, 2009, respectively.

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(Unaudited)

At September 30, 2009, APL had interest rate derivative contracts having aggregate notional principal amounts of $450.0 million. Under the terms of these agreements, APL will pay weighted average interest rates of 3.02%, plus the applicable margin as defined under the terms of its credit facility (see Note 13), and will receive LIBOR, plus the applicable margin, on the notional principal amounts. The APL interest rate swap agreements were in effect as of September 30, 2009 and expire during periods ranging from January 30, 2010 through April 30, 2010. Beginning May 29, 2009, APL discontinued hedge accounting for its interest rate derivatives which were qualified as hedges under prevailing accounting literature. As such, subsequent changes in fair value of these derivatives will be recognized immediately within other income (loss), net in the Partnership’s consolidated statements of operations. The fair value of these derivative instruments at May 29, 2009, which was recognized within partners’ capital on the Partnership’s consolidated balance sheet, will be reclassified to the Partnership’s consolidated statements of operations in the future at the time the originally hedged physical transactions affect earnings.

The Partnership’s and APL’s derivatives are recorded on the Partnership’s consolidated balance sheet as assets or liabilities at fair value. At September 30, 2009 and December 31, 2008, the Partnership reflected net derivative liabilities on its consolidated balance sheets of $44.2 million and $64.3 million, respectively. Of the $8.4 million of net loss in accumulated other comprehensive loss within partners’ capital on the Partnership’s consolidated balance sheet at September 30, 2009 the Partnership will reclassify $5.0 million of losses to the Partnership’s consolidated statements of operations over the next twelve month period, consisting of $4.2 million of losses to natural gas and liquids revenue and $0.8 million of losses to interest expense. Aggregate losses of $3.4 million will be reclassified to the Partnership’s consolidated statements of operations in later periods, all consisting of losses to natural gas and liquids revenue.

The fair value of the Partnership’s derivative instruments was included in its consolidated balance sheets as follows (in thousands):

	September 30, 2009	December 31, 2008
Current portion of derivative asset	$4,514	$44,961
Long-term derivative asset	1,980	—
Current portion of derivative liability	(41,464)	(60,947)
Long-term derivative liability	(9,256)	(48,333)

	$(44,226)	$(64,319)

During the nine months ended September 30, 2009 and year ended December 31 2008, APL made net payments of $5.0 million and $274.0 million, respectively, related to the early termination of derivative contracts. Substantially all of these derivative contracts were put into place simultaneously with APL’s acquisition of the Chaney Dell and Midkiff/Benedum systems in July 2007 and related to production periods ranging from the end of the second quarter of 2008 through the fourth quarter of 2009. During the three and nine months ended September 30, 2009 and 2008, the Partnership recognized the following derivative activity related to APL’s termination of these derivative instruments within its consolidated statements of operations (amounts in thousands):

	Early Termination of Derivative Contracts
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net cash derivative expense included within other income (loss), net	$—	$(70,258)	$(5,000)	$(186,068)
Net cash derivative expense included within natural gas and liquids revenue	$—	$(1,258)	$—	$(1,573)
Net non-cash derivative income (expense) included within other income (loss), net	$15,488	$6,488	$34,708	$(39,857)
Net non-cash derivative expense included within natural gas and liquids	$(19,976)	$(19,514)	$(54,043)	$(19,514)

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(Unaudited)

The following table summarizes the Partnership’s and APL’s cumulative derivative activity, including the early termination of derivative contracts disclosed above, for the periods indicated (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Loss from cash settlement and non-cash recognition of qualifying hedge instruments(1)	$(9,779)	$(27,419)	$(37,281)	$(78,214)
Gain (loss) from change in market value of non-qualifying derivatives(2)	12,021	190,013	(30,460)	(17,919)
Gain (loss) from change in market value of ineffective portion of qualifying derivatives(2)	—	44,997	10,813	41,271
Gain (loss) from cash settlement and non-cash recognition of non-qualifying derivatives(2)	(10,165)	(84,207)	3,225	(280,696)
Loss from cash settlement of qualifying interest rate derivatives(3)	(3,321)	(708)	(9,500)	(915)
Loss from change in market value of non-qualifying interest rate derivatives (2)	(861)	—	(891)	—
Loss from reclassification of loss from Other Comprehensive Income to Other Income (Loss)(2)(4)	(60)	—	(256)	—

(1)	Included within natural gas and liquids revenue on the Partnership’s consolidated statements of operations.
(2)	Included within other income (loss), net on the Partnership’s consolidated statements of operations.
(3)	Included within interest expense on the Partnership’s consolidated statements of operations.
(4)	Reclassification due to reduction of outstanding borrowings.

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(Unaudited)

The following table summarizes the Partnership’s and APL’s gross fair values of cumulative derivative instruments for the period indicated (amounts in thousands):

	September 30, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate contracts	N/A	$—	Current portion of derivative liability	$(6,352)
Commodity contracts	Current portion of derivative asset	4,514
Commodity contracts	Long-term derivative asset	1,980
Commodity contracts	Current portion of derivative liability	10,050	Current portion of derivative liability	(45,162)
Commodity contracts	Long-term derivative liability	3,341	Long-term derivative liability	(12,597)

		$19,885		$(64,111)

The following table summarizes the gross effect of the Partnership’s and APL’s derivative instruments on the Partnership’s consolidated statement of operations for the period indicated (amounts in thousands):

	Derivatives not designated as hedging instruments Three months ended September 30, 2009
	Gain (Loss) Recognized in Accumulated OCI	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Amount	Location	Amount	Location
Interest rate contracts(1)	$30	$(3,419)	Interest expense	$(951)	Other income (loss), net
Commodity contracts(1)	—	(10,294)	Natural gas and liquids revenue	(13,671)	Other income (loss), net
Commodity contracts(2)	—	—	N/A	16,036	Other income (loss), net

	$30	$(13,713)		$1,414

(1)	Hedges previously designated as cash flow hedges
(2)	Dedesignated cash flow hedges and non-designated hedges

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(Unaudited)

	Derivatives not designated as hedging instruments Nine months ended September 30, 2009
	Gain (Loss) Recognized in Accumulated OCI	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Amount	Location	Amount	Location
Interest rate contracts(1)	$(2,411)	$(9,599)	Interest expense	$(1,147)	Other income (loss), net
Commodity contracts(1)	—	(37,158)	Natural gas and liquids revenue	(36,579)	Other income (loss), net
Commodity contracts(2)	—	—	N/A	20,155	Other income (loss), net

	$(2,411)	$(46,757)		$(17,571)

(1)	Hedges previously designated as cash flow hedges
(2)	Dedesignated cash flow hedges and non-designated hedges

As of September 30, 2009, the Partnership had the following interest rate derivatives, including derivatives that do not qualify for hedge accounting:

Interest Fixed-Rate Swap

Term	Notional Amount	Type	Contract Period Ended December 31,	Fair Value Liability(1)
				(in thousands)
May 2008-May 2010	$25,000,000	Pay 3.01%—Receive LIBOR	2009	$(174)
			2010	(271)

				$(445)

(1)	Fair value based on independent, third-party statements, supported by observable levels at which transactions are executed in the marketplace.

As of September 30, 2009, APL had the following interest rate and commodity derivatives, including derivatives that do not qualify for hedge accounting:

Interest Fixed-Rate Swap

Term	Notional Amount	Type	Contract Period Ended December 31,	Fair Value Liability(1)
				(in thousands)
January 2008-January 2010	$200,000,000	Pay 2.88%—Receive LIBOR	2009	$(1,335)
			2010	(426)

				$(1,761)

April 2008-April 2010	$250,000,000	Pay 3.14%—Receive LIBOR	2009	$(1,832)
			2010	(2,314)

				$(4,146)

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(Unaudited)

Natural Gas Sales – Fixed Price Swaps

Production Period Ended December 31,	Volumes	Average Fixed Price	Fair Value Asset(3)
2009	120,000	$8.000	$390

Natural Gas Basis Sales

Production Period Ended December 31,	Volumes	Average Fixed Price	Fair Value Liability(3)
	(mmbtu)(6)	(per mmbtu)(6)	(in thousands)
2009	1,230,000	$(0.558)	$(386)
2010	2,220,000	$(0.607)	(401)

			$(787)

Natural Gas Purchases – Fixed Price Swaps

Production Period Ended December 31,	Volumes	Average Fixed Price	Fair Value Liability(3)
	(mmbtu)(6)	(per mmbtu)(6)	(in thousands)
2009	2,580,000	$8.687	$(10,162)
2010	4,380,000	$8.635	(11,718)

			$(21,880)

Natural Gas Basis Purchases

Production Period Ended December 31,	Volumes	Average Fixed Price	Fair Value Asset(3)
	(mmbtu)(6)	(per mmbtu)(6)	(in thousands)
2009	3,690,000	$(0.659)	$1,508
2010	6,600,000	$(0.590)	1,193

			$2,701

Natural Gas Liquids – Fixed Price Swaps

Production Period Ended December 31,	Volumes	Average Fixed Price	Fair Value Liability(2)
	(gallons)	(per gallon)	(in thousands)
2009	5,544,000	$0.754	$(762)

Ethane Put Options

Production Period Ended December 31,	Associated NGL Volume	Average Price(4)	Fair Value Liability(1)	Option Type
	(gallons)	(per gallon)	(in thousands)
2009	630,000	$0.340	$(57)	Puts purchased

Propane Put Options

Production Period Ended December 31,	Associated NGL Volume	Average Price(4)	Fair Value Asset(1)	Option Type
	(gallons)	(per gallon)	(in thousands)
2009	15,246,000	$0.820	$579	Puts purchased

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(Unaudited)

Isobutane Put Options

Production Period Ended December 31,	Associated NGL Volume	Average Price(4)	Fair Value Liability(1)	Option Type
	(gallons)	(per gallon)	(in thousands)

2009	126,000	$0.5890	$(20)	Puts purchased

Normal Butane Put Options

Production Period Ended December 31,	Associated NGL Volume	Average Price(4)	Fair Value Asset(1)	Option Type
	(gallons)	(per gallon)	(in thousands)

2009	3,654,000	$0.943	$98	Puts purchased
2010	3,654,000	$1.038	$544	Puts purchased

			$642

Natural Gasoline Put Options

Production Period Ended December 31,	Associated NGL Volume	Average Price(4)	Fair Value Asset(1)	Option Type
	(gallons)	(per gallon)	(in thousands)

2009	3,906,000	$1.341	$549	Puts purchased
2010	3,906,000	$1.345	$902	Puts purchased

			$1,451

Crude Oil Sales Options (associated with NGL volume)

Production Period Ended December 31,	Crude Volume	Associated NGL Volume	Average Crude Price(4)	Fair Value Asset/(Liability)(3)	Option Type
	(barrels)	(gallons)	(per barrel)	(in thousands)

2009	165,000	9,321,900	$63.53	$856	Puts purchased
2009	527,700	29,874,978	$84.80	(647)	Calls sold
2010	486,000	27,356,700	$61.24	4,111	Puts purchased
2010	3,127,500	213,088,050	$86.20	(20,462)	Calls sold
2010	714,000	45,415,440	$132.17	705	Calls purchased(5)
2011	606,000	33,145,560	$100.70	(4,517)	Calls sold
2011	252,000	13,547,520	$133.16	920	Calls purchased(5)
2012	450,000	25,893,000	$102.71	(4,038)	Calls sold
2012	180,000	9,676,800	$134.27	919	Calls purchased(5)

				$(22,153)

Crude Oil Sales

Production Period Ended December 31,	Volumes	Average Fixed Price	Fair Value Liability(3)
	(barrels)	(per barrel)	(in thousands)
2009	6,000	$62.700	$(48)

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(Unaudited)

Crude Oil Sales Options

Production Period Ended December 31,	Volumes	Average Crude Price(4)	Fair Value Asset(Liability)(3)	Option Type
	(barrels)	(per barrel)	(in thousands)
2009	117,000	$64.151	$604	Puts purchased
2009	76,500	$84.956	(116)	Calls sold
2010	411,000	$64.732	4,450	Puts purchased
2010	234,000	$88.088	(1,475)	Calls sold
2011	72,000	$93.109	(746)	Calls sold
2012	48,000	$90.314	(647)	Calls sold

			$2,070

Total net liability			$(44,226)

(1)	Fair value based on independent, third-party statements, supported by observable levels at which transactions are executed in the marketplace.
(2)	Fair value based upon management estimates, including forecasted forward NGL prices.
(3)	Fair value based on forward NYMEX natural gas and light crude prices, as applicable.
(4)	Average price of options based upon average strike price adjusted by average premium paid or received.
(5)

Calls purchased for 2010 through 2012 represent offsetting positions for calls sold. These offsetting positions were entered into by APL to limit the loss which could be incurred if crude oil prices continued to rise.

(6)	Mmbtu represents million British Thermal Units.

NOTE 12 — FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy defines three levels of inputs that may be used to measure fair value:

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

The Partnership uses a fair value methodology to value the assets and liabilities for its respective outstanding derivative contracts (see Note 11). At September 30, 2009, all of the Partnership’s and APL’s derivative contracts are defined as Level 2, with the exception of APL’s NGL fixed price swaps and NGL options. APL’s Level 2 commodity hedges are calculated based on observable market data related to the change in price of the underlying commodity. The Partnership’s and APL’s interest rate derivative contracts are valued using a LIBOR rate-based forward price curve model, and are therefore defined as Level 2. Valuations for APL’s NGL fixed price swaps are based on a forward price curve modeled on a regression analysis of quoted price curves for NGL’s for similar locations, and therefore are defined as Level 3. Valuations for APL’s NGL options are based on forward price curves developed by the related financial institutions, and therefore are defined as Level 3.

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(Unaudited)

On June 30, 2009, APL changed the basis for its valuation of crude oil options. Previously, APL utilized forward price curves developed by its derivative counterparties. Effective June 30, 2009, APL utilized crude oil option prices quoted from a public commodity exchange. With this change in valuation basis, APL reclassified the inputs for the valuation of its crude oil options from a Level 3 input to a Level 2 input. The change in valuation basis did not materially impact the fair value of APL’s derivative instruments on the Partnership’s consolidated statements of operations.

The following table represents the Partnership’s assets and liabilities recorded at fair value as of September 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Commodity-based derivatives	$—	$(39,708)	$1,834	$(37,874)
Interest rate swap-based derivatives	—	(6,352)	—	(6,352)

Total	$—	$(46,060)	$1,834	$(44,226)

APL’s Level 3 fair value amount relates to its derivative contracts on NGL fixed price swaps and NGL options. The following table provides a summary of changes in fair value of APL’s Level 3 derivative instruments as of September 30, 2009 (in thousands):

	NGL Fixed Price Swaps	NGL Sales Options	Crude Oil Options	Total
Balance – December 31, 2008	$1,509	$12,316	$(23,436)	$(9,611)
New options contracts	—	(2,896)	—	(2,896)
Cash settlements from unrealized gain (loss)(1)	(5,459)	(9,866)	(37,671)	(52,996)
Cash settlements from other comprehensive income(1)	5,453	—	11,618	17,071
Net change in unrealized gain (loss)(2)	(2,265)	(1,084)	14,886	11,537
Deferred option premium recognition	—	4,126	2,239	6,365
Net change in other comprehensive loss	—	—	—	—
Transfer to Level 2	—	—	32,364	32,364

Balance – September 30, 2009	$(762)	$2,596	$—	$1,834

(1)	Included within natural gas and liquids revenue on the Partnership’s consolidated statements of operations.
(2)	Included within other income (loss), net on the Partnership’s consolidated statements of operations.

Other Financial Instruments

The estimated fair value of the Partnership’s other financial instruments has been determined based upon its assessment of available market information and valuation methodologies. However, these estimates may not necessarily be indicative of the amounts that the Partnership could realize upon the sale or refinancing of such financial instruments.

The Partnership’s other current assets and liabilities on its consolidated balance sheets are financial instruments. The estimated fair values of these instruments approximate their carrying amounts due to their short-term nature. The estimated fair values of the Partnership’s total debt at September 30, 2009 and December 31, 2008, which consists principally of the Partnership’s subordinate loan with Atlas Energy, borrowings under the Partnership’s and APL’s credit facility, APL’s Term Loan and APL’s Senior Notes,

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(Unaudited)

was $1,169.5 million and $1,199.2 million, respectively, compared with the carrying amount of $1,274.7 million and $1,539.4 million, respectively. The APL term loan and APL Senior Notes were valued based upon available market data for similar issues. The carrying value of outstanding borrowings under the Partnership’s and APL’s credit facility, which bear interest at a variable interest rate, approximates their estimated fair value.

NOTE 13 — DEBT

Total debt consists of the following (in thousands):

	September 30, 2009	December 31, 2008
Credit facility	$12,000	$46,000
Subordinate loan with Atlas Energy, Inc.	19,658	—
APL revolving credit facility	315,000	302,000
APL term loan	433,505	707,180
APL 8.125% Senior notes – due 2015	271,495	261,197
APL 8.75% Senior notes – due 2018	223,050	223,050

Total debt	1,274,708	1,539,427
Less current maturities	(31,658)	—

Total long term debt	$1,243,050	$1,539,427

Atlas Pipeline Holdings Credit Facility

At September 30, 2009, the Partnership, with Atlas Pipeline GP as guarantor, had $12.0 million outstanding under a credit facility with a syndicate of banks. On June 1, 2009, the Partnership entered into an amendment to its credit facility agreement which, among other changes:

•	required the Partnership to immediately repay $30.0 million of then-outstanding $46.0 million of borrowings under the credit facility;

•

required the Partnership to repay $4.0 million of the remaining $16.0 million outstanding under the credit facility on each of July 13, 2009, October 13, 2009 and January 13, 2010, with the balance of the indebtedness being due on the original maturity date of the credit facility of April 13, 2010. The July 13, 2009 and October 13, 2009 payments were timely made by funding from Atlas Energy under its guaranty of the Partnership’s obligations. The Partnership may not borrow additional amounts under the credit facility or issue letters of credit;

•

requires the Partnership to use any of its “excess cash flow”, which the amendment generally defines as cash in excess of $1.5 million as of the last business day of each month, to repay outstanding borrowings under the credit facility. In addition, the amendment requires the Partnership to repay borrowings under the credit facility with the net proceeds of any sales of its common units in APL;

•

eliminated all financial covenants in the credit agreement, including the leverage ratio, the combined leverage ratio with APL, and the interest coverage ratio (all as defined within the credit facility agreement);

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(Unaudited)

•

prohibits the Partnership from paying any cash distributions on or redeeming any of its equity while the credit facility is in effect and permits the Partnership to pay operating expenses only to the extent incurred or paid in the ordinary course of business; and

•

reduced the applicable margin above LIBOR, the federal funds rate plus 0.5% or the Wachovia Bank, National Association prime rate to be 0.75% for LIBOR loans and 0.0% for federal funds rate or prime rate loans. The weighted average interest rate on the outstanding credit facility borrowings at September 30, 2009 was 3.25%.

Borrowings under the Partnership’s credit facility are secured by a first-priority lien on a security interest in all of the Partnership’s assets, including the pledge of Atlas Pipeline GP’s interests in APL, and are guaranteed by Atlas Pipeline GP and the Partnership’s other subsidiaries (excluding APL and its subsidiaries). The Partnership’s credit facility contains customary covenants, including restrictions on its ability to incur additional indebtedness; make certain acquisitions, loans or investments; or enter into a merger or sale of substantially all of the Partnership’s property or assets, including the sale or transfer of interest in its subsidiaries. The Partnership is in compliance with these covenants as of September 30, 2009. The events which constitute an event of default under the Partnership’s credit facility are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreements, adverse judgments against the Partnership in excess of a specified amount, a change of control of Atlas Energy, the Partnership’s general partner or any other obligor, and termination of a material agreement and occurrence of a material adverse effect.

The Partnership’s $30 million repayment was funded from the proceeds of (i) a loan from Atlas Energy in the amount of $15.0 million obtained on June 1, 2009 and (ii) the purchase by APL of $15.0 million of preferred equity in a newly-formed subsidiary of the Partnership. Under the subordinate loan, interest accrues quarterly on the outstanding principal amount at the rate of 12% per annum, but before the maturity date, interest is payable entirely by increasing the principal amount of the note, and the maturity date is generally the day following the day that the Partnership pays all indebtedness under the credit facility (“Termination Date”). The material terms of the preferred units purchased by APL in a newly-formed subsidiary of the Partnership are as follows: distributions are payable quarterly at the rate of 12% per annum, but before the Termination Date, distributions will be paid by increasing APL’s investment in the preferred units; upon the Termination Date, all preferred distributions will be paid in cash to APL; and the Partnership has the option, after the Termination Date, of redeeming all of the preferred units APL owns for an amount equal to the preferred unit capital.

On June 1, 2009, in connection with the Partnership’s amendment of the credit facility, Atlas Energy guaranteed the remaining balance outstanding under the credit facility under a guarantee agreement with the administrative agent of the credit facility. In consideration for this guarantee, the Partnership issued to Atlas Energy a promissory note which requires it to pay interest to Atlas Energy in an amount based upon the principal amount outstanding under the credit facility. The maturity date of the promissory note is the day following the date that the Partnership repays all outstanding borrowings under its credit facility. Interest on the promissory note, which is calculated on the outstanding balance under the credit facility, accrues quarterly at the rate of 3.75% per annum. However, prior to the maturity date of the promissory note, interest under the promissory note will not be payable in cash, but instead the principal amount upon which interest is calculated will be increased by the interest amount payable.

Atlas Pipeline Holdings Subordinate Loan with Atlas Energy

On June 1, 2009, in connection with its amendment of the credit facility, the Partnership borrowed $15.0 million from Atlas Energy under a subordinate loan. The maturity date of the subordinate loan is generally the day following the date that the Partnership repays all outstanding borrowings under its credit facility. Interest on the outstanding balance under the loan accrues quarterly at the rate of 12.0% per annum. However, prior to the maturity date of the subordinate loan, interest on the outstanding balance under the

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(Unaudited)

subordinate loan will not be payable in cash, but instead the principal amount of the loan will be increased by the interest amount payable. During the three months ended September 30, 2009, the Partnership became indebted to Atlas Energy for an additional $4.0 million and incurred interest expense of $0.7 million for funds advanced under Atlas Energy’s guaranty under the Partnership’s credit facility, resulting in a combined balance owed to Atlas Energy of $19.7 million as of September 30, 2009. This balance is reflected in the current portion of long term debt on the Partnership’s consolidated balance sheet.

APL Term Loan and Revolving Credit Facility

At September 30, 2009, APL has a senior secured credit facility with a syndicate of banks which consisted of a term loan which matures in July 2014 and a $380.0 million revolving credit facility which matures in July 2013. Borrowings under APL’s credit facility bear interest, at APL’s option, at either (i) adjusted LIBOR plus the applicable margin, as defined, or (ii) the higher of the federal funds rate plus 0.5% or the Wachovia Bank prime rate (each plus the applicable margin). The weighted average interest rate on the outstanding APL revolving credit facility borrowings at September 30, 2009 was 6.8%, and the weighted average interest rate on the outstanding APL term loan borrowings at September 30, 2009 was 6.8%. Up to $50.0 million of the credit facility may be utilized for letters of credit, of which $9.1 million was outstanding at September 30, 2009. These outstanding letter of credit amounts were not reflected as borrowings on the Partnership’s consolidated balance sheet. At September 30, 2009, APL has $55.9 million of remaining committed capacity under its credit facility, subject to covenant limitations.

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

•

increased the maximum ratio of total funded debt (as defined in the credit agreement) to consolidated EBITDA (as defined in the credit agreement; the “leverage ratio”) and decreased the minimum ratio of interest coverage (as defined in the credit agreement) that the credit facility requires APL to maintain;

•

instituted a maximum ratio of senior secured funded debt (as defined in the credit agreement) to consolidated EBITDA (the “senior secured leverage ratio”) that the credit facility requires APL to maintain;

•

required that APL pay no cash distributions during the remainder of the year ended December 31, 2009 and allows it to pay cash distributions beginning January 1, 2010 if its senior secured leverage ratio is less than 2.75x and it has minimum liquidity (as defined in the credit agreement) of at least $50.0 million;

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

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(Unaudited)

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

Borrowings under the credit facility are secured by a lien on and security interest in all of APL’s property and that of its subsidiaries, except for the assets owned by Chaney Dell and Midkiff/Benedum joint ventures and the Laurel Mountain joint venture; and by the guaranty of each of APL’s consolidated subsidiaries other than the joint venture companies. The credit facility contains customary covenants, including restrictions on APL’s ability to incur additional indebtedness; make certain acquisitions, loans or investments; make distribution payments to its unitholders if an event of default exists; or enter into a merger or sale of assets, including the sale or transfer of interests in its subsidiaries. APL is also unable to borrow under its credit facility to pay distributions of available cash to unitholders because such borrowings would not constitute “working capital borrowings” pursuant to its partnership agreement. APL is in compliance with these covenants as of September 30, 2009.

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

As of September 30, 2009, APL’s leverage ratio was 4.2 to 1.0, its senior secured leverage ratio was 2.5 to 1.0, and its interest coverage ratio was 3.3 to 1.0.

APL Senior Notes

At September 30, 2009, APL had $223.1 million principal amount outstanding of 8.75% senior unsecured notes due on June 15, 2018 (“APL 8.75% Senior Notes”) and $275.5 million principal amount outstanding of 8.125% senior unsecured notes due on

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(Unaudited)

December 15, 2015 (“APL 8.125% Senior Notes”; collectively, the “APL Senior Notes”). The APL 8.125% Senior Notes are presented combined with a net $4.0 million of unamortized discount as of September 30, 2009. Interest on the APL Senior Notes in the aggregate is payable semi-annually in arrears on June 15 and December 15. The APL Senior Notes are redeemable at any time at certain redemption prices, together with accrued and unpaid interest to the date of redemption. Prior to June 15, 2011, APL may redeem up to 35% of the aggregate principal amount of the APL 8.75% Senior Notes with the proceeds of certain equity offerings at a stated redemption price. The Senior Notes in the aggregate are also subject to repurchase by APL at a price equal to 101% of their principal amount, plus accrued and unpaid interest, upon a change of control or upon certain asset sales if APL does not reinvest the net proceeds within 360 days. The APL Senior Notes are junior in right of payment to APL’s secured debt, including APL’s obligations under its credit facility.

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

Indentures governing the APL Senior Notes in the aggregate contain covenants, including limitations of APL’s ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of its assets. APL is in compliance with these covenants as of September 30, 2009.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

APL is a party to various routine legal proceedings arising out of the ordinary course of its business. Management of the Partnership believes that the ultimate resolution of these actions, individually or in the aggregate, will not have a material adverse effect on its financial condition or results of operations.

As of September 30, 2009, APL is committed to expend approximately $17.8 million on pipeline extensions, compressor station upgrades and processing facility upgrades.

NOTE 15 — BENEFIT PLANS

Generally, all share-based payments to employees, including grants of employee stock options are recognized in the financial statements based on their fair values.

Partnership’s Long-Term Incentive Plan. In November 2006, the Board of Directors approved and adopted the Partnership’s Long-Term Incentive Plan (“LTIP”), which provides performance incentive awards to officers, employees and board members and employees of its affiliates, consultants and joint-venture partners (collectively, the “Participants”) who perform services for the Partnership. The LTIP is administered by a committee (the “LTIP Committee”), appointed by the Partnership’s board. Under the LTIP, phantom units and/or unit options may be granted, at the discretion of the LTIP Committee, to all or designated Participants, at the discretion of the LTIP Committee. The LTIP Committee may grant such awards of either phantom units or unit options for an aggregate of 2,100,000 common limited partner units. At September 30, 2009, the Partnership had 1,136,800 phantom units and unit options outstanding under the Partnership’s LTIP, with 962,150 phantom units and unit options available for grant.

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(Unaudited)

Partnership Phantom Units. A phantom unit entitles a Participant to receive a common unit of the Partnership, without payment of an exercise price, upon vesting of the phantom unit or, at the discretion of the Partnership’s LTIP Committee, cash equivalent to the then fair market value of a common limited partner unit of the Partnership. In tandem with phantom unit grants, the Partnership’s LTIP Committee may grant a Participant a distribution equivalent right (“DER”), which is the right to receive cash per phantom unit in an amount equal to, and at the same time as, the cash distributions the Partnership makes on a common unit during the period such phantom unit is outstanding. The Partnership’s LTIP Committee will determine the vesting period for phantom units. Through September 30, 2009, phantom units granted under the LTIP generally will vest 25% three years from the date of grant and 100% four years from the date of grant. The vesting of awards may also be contingent upon the attainment of predetermined performance targets, which could increase or decrease the actual award settlement, as determined by the Partnership’s LTIP Committee, although no awards currently outstanding contain any such provision. Awards will automatically vest upon a change of control of the Partnership, as defined in the Partnership’s LTIP. Of the phantom units outstanding under the Partnership’s LTIP at September 30, 2009, 44,550 units will vest within the following twelve months. All phantom units outstanding under the Partnership’s LTIP at September 30, 2009 include DERs granted to the Participants by the Partnership’s LTIP Committee. The amounts paid with respect to the Partnership’s LTIP DERs were $0.1 million for the three months ended September 30, 2008 and $14,000 and $0.3 million for the nine months ended September 30, 2009 and 2008, respectively. There were no amounts paid with respect to the Partnership’s LTIP DERs for the three months ended September 30, 2009. These amounts were recorded as reductions of partners’ capital on the Partnership’s consolidated balance sheet.

The following table sets forth the Partnership’s LTIP phantom unit activity for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Outstanding, beginning of period	181,300	225,475	226,300	220,825
Granted(1)	500	—	500	4,650
Matured	—	—	—	—
Forfeited	—	—	(45,000)	—

Outstanding, end of period(2)	181,800	225,475	181,800	225,475

Non-cash compensation expense recognized (in thousands)	$295	$354	$277	$1,092

(1)

The weighted average price for phantom unit awards on the date of grant, which is utilized in the calculation of compensation expense and do not represent an exercise price to be paid by the recipient, was $3.40 for the three months ended September 30, 2009, and were $3.40 and $32.28 for awards granted for the nine months ended September 30, 2009 and 2008, respectively. There were no awards granted for the three months ended September 30, 2008.

(2)	The aggregate intrinsic value for phantom unit awards outstanding at September 30, 2009 was $0.7 million.

At September 30, 2009, the Partnership had approximately $1.0 million of unrecognized compensation expense related to unvested phantom units outstanding under its LTIP based upon the fair value of the awards.

Partnership Unit Options. A unit option entitles a Participant to receive a common unit of the Partnership upon payment of the exercise price for the option after completion of vesting of the unit option. The exercise price of the unit option may be equal to or more than the fair market value of the Partnership’s common unit as determined by the Partnership’s LTIP Committee on the date of grant of the option. The Partnership’s LTIP Committee also shall determine how the exercise price may be paid by the Participant. The Partnership’s LTIP Committee will determine the vesting and exercise period for unit options. Unit option awards expire 10 years from the date of grant. Through September 30, 2009, unit options granted under the Partnership’s LTIP generally will vest 25% three years from the date of grant and 100% four years from the date of grant. The vesting of awards may also be contingent upon the attainment of predetermined performance targets, which could increase or decrease the actual award settlement, as determined by the

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(Unaudited)

Partnership’s LTIP Committee, although no awards currently outstanding contain any such provision. Awards will automatically vest upon a change of control of the Partnership, as defined in the Partnership’s LTIP. There are 213,750 unit options outstanding under the Partnership’s LTIP at September 30, 2009 that will vest within the following twelve months. The following table sets forth the LTIP unit option activity for the periods indicated:

	Three Months Ended September 30,
	2009		2008
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of period	955,000	$20.54	1,215,000	$22.56
Granted	—	—	—	—
Matured	—	—	—	—
Forfeited	—	—	—	—

Outstanding, end of period(1)(2)	955,000	$20.54	1,215,000	$22.56

Options exercisable, end of period	—	—	—	—

Non-cash compensation expense recognized (in thousands)	$222		$309

	Nine Months Ended September 30,
	2009		2008
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of period	1,215,000	$22.56	1,215,000	$22.56
Granted	100,000	$3.24	—	—
Matured	—	—	—	—
Forfeited	(360,000)	$22.56	—	—

Outstanding, end of period(1)(2)	955,000	$20.54	1,215,000	$22.56

Options exercisable, end of period	—	—	—	—

Non-cash compensation expense (income) recognized (in thousands)	$(129)		$928

(1)	The weighted average remaining contractual lives for outstanding options at September 30, 2009 and 2008 were 7.3 years and 8.1 years, respectively.
(2)

The intrinsic value of options outstanding at September 30, 2009 was approximately $0.1 million. The aggregate intrinsic value of options outstanding at September 30, 2008 was approximately $1.9 million.

At September 30, 2009, the Partnership had approximately $0.7 million of unrecognized compensation expense related to unvested unit options outstanding under the Partnership’s LTIP based upon the fair value of the awards.

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(Unaudited)

The Partnership used the Black-Scholes option pricing model to estimate the weighted average fair value of options granted. The following weighted average assumptions were used for the period indicated:

Three & Nine Months Ended September 30, 2009
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

APL Phantom Units. A phantom unit entitles a grantee to receive a common unit, without payment of an exercise price, upon vesting of the phantom unit or, at the discretion of the APL LTIP Committee, cash equivalent to the fair market value of an APL common unit. In addition, the APL LTIP Committee may grant a participant a DER, which is the right to receive cash per phantom unit in an amount equal to, and at the same time as, the cash distributions APL makes on a common unit during the period the phantom unit is outstanding. A unit option entitles the grantee to purchase APL’s common limited partner units at an exercise price determined by the APL LTIP Committee at its discretion. The APL LTIP Committee also has discretion to determine how the exercise price may be paid by the participant. Except for phantom units awarded to non-employee managing board members of the Partnership, the APL LTIP Committee will determine the vesting period for phantom units and the exercise period for options. Through September 30, 2009, phantom units granted under the APL LTIP generally had vesting periods of four years. The vesting of awards may also be contingent upon the attainment of predetermined performance targets, which could increase or decrease the actual award settlement, as determined by the APL LTIP Committee, although no awards currently outstanding contain any such provision. Phantom units awarded to non-employee managing board members will vest over a four year period. Awards will automatically vest upon a change of control, as defined in the APL LTIP. Of the units outstanding under the APL LTIP at September 30, 2009, 28,960 units will vest within the following twelve months. All phantom units outstanding under the APL LTIP at September 30, 2009 include DERs granted to the participants by the APL LTIP Committee. The amounts paid with respect to APL LTIP DERs were $0.1 million for the three months ended September 30, 2008, and $0.1 million and $0.4 million for the nine months ended September 30, 2009 and 2008, respectively. No APL LTIP DER payments were made for the three months ended September 30, 2009. These amounts were recorded as reductions of non-controlling interest in APL on the Partnership’s consolidated balance sheet.

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(Unaudited)

The following table sets forth the APL LTIP phantom unit activity for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Outstanding, beginning of period	76,721	149,923	126,565	129,746
Granted(1)	—	—	2,000	54,296
Matured(2)	(11,038)	(10,860)	(46,132)	(44,229)
Forfeited	(75)	(1,000)	(16,825)	(1,750)

Outstanding, end of period(3)	65,608	138,063	65,608	138,063

Non-cash compensation expense recognized (in thousands)	$235	$600	$491	$1,783

(1)

The weighted average prices for phantom unit awards on the date of grant, which are utilized in the calculation of compensation expense and do not represent an exercise price to be paid by the recipient, were $4.75 and $44.43 for awards granted for the nine months ended September 30, 2009 and 2008, respectively. There were no awards granted for the three months ended September 30, 2009 and 2008.

(2)

The intrinsic values for phantom unit awards vested during the three months ended September 30, 2009 and 2008 were $0.1 million and $0.4 million, respectively, and $0.2 million and $1.8 million during the nine months ended September 30, 2009 and 2008, respectively.

(3)	The aggregate intrinsic value for phantom unit awards outstanding at September 30, 2009 was $0.5 million.

At September 30, 2009, APL had approximately $0.8 million of unrecognized compensation expense related to unvested phantom units outstanding under the APL LTIP based upon the fair value of the awards.

APL Unit Options. A unit option entitles a Participant to receive a common unit of APL upon payment of the exercise price for the option after completion of vesting of the unit option. The exercise price of the unit option may be equal to or more than the fair market value of APL’s common unit as determined by the APL LTIP Committee on the date of grant of the option. The APL LTIP Committee also shall determine how the exercise price may be paid by the Participant. The APL LTIP Committee will determine the vesting and exercise period for unit options. Unit option awards expire 10 years from the date of grant. Through September 30, 2009, unit options granted under APL’s LTIP generally will vest 25% on each of the next four anniversaries of the date of grant. The vesting of awards may also be contingent upon the attainment of predetermined performance targets, which could increase or decrease the actual award settlement, as determined by the APL LTIP Committee, although no awards currently outstanding contain any such provision. Awards will automatically vest upon a change of control of APL, as defined in the APL’s LTIP. There are 25,000 unit options outstanding under the APL’s LTIP at September 30, 2009 that will vest within the following twelve months. The following table sets forth the LTIP unit option activity for the periods indicated:

	Three Months Ended September 30,
	2009		2008
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of period	100,000	$6.24	—	—
Granted	—	—	—	—
Matured	—	—	—	—
Forfeited	—	—	—	—

Outstanding, end of period(1)(2)	100,000	$6.24	—	—

Options exercisable, end of period	—	—	—	—

Weighted average fair value of unit options per unit granted during the period	—	—	—	—

Non-cash compensation expense recognized (in thousands)	$2		—

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(Unaudited)

	Nine Months Ended September 30,
	2009		2008
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of period	—	$—	—	—
Granted	100,000	6.24	—	—
Matured	—	—	—	—
Forfeited	—	—	—	—

Outstanding, end of period(1)(2)	100,000	$6.24	—	—

Options exercisable, end of period	—	—	—	—

Weighted average fair value of unit options per unit granted during the period	100,000	$0.14

Non-cash compensation expense recognized (in thousands)	$5		—

(1)	The weighted average remaining contractual life for outstanding options at September 30, 2009 was 9.3 years.
(2)	The aggregate intrinsic value of options outstanding at September 30, 2009 was $0.1 million.

APL used the Black-Scholes option pricing model to estimate the weighted average fair value of options granted. The following weighted average assumptions were used for the period indicated:

Three and Nine Months Ended September 30, 2009
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

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(Unaudited)

As of December 31, 2008, APL recognized in full within the Partnership’s consolidated statements of operations the compensation expense associated with the vesting of awards issued under APL’s incentive compensation agreements, therefore no compensation expense was recognized during the three and nine months ended September 30, 2009. APL recognized reductions in compensation expense of $13.3 million and $16.1 million for the three and nine months ended September 30, 2008, respectively, related to the vesting of awards under these incentive compensation agreements. The non-cash compensation expense adjustments for the three and nine months ended September 30, 2008 were principally attributable to changes in APL’s common unit market price, which was utilized in the calculation of the non-cash compensation expense for these awards, at September 30, 2008 when compared with the common unit market price at earlier periods and adjustments based upon the achievement of actual financial performance targets through September 30, 2008. APL recognized compensation expense related to these awards based upon the fair value method. During the nine months ended September 30, 2009, APL issued 348,620 common units to the certain key employees covered under APL’s incentive compensation agreements. No additional common units will be issued with regard to these agreements.

APL Employee Incentive Compensation Plan and Agreement

In June 2009, a wholly-owned subsidiary of APL adopted an incentive plan (the “APL Plan”) which allows for equity-indexed cash incentive awards to employees of APL (the “Participants”), but expressly excludes as an eligible Participant any “Named Executive Officer” of APL (as such term is defined under the rules of the Securities and Exchange Commission). The APL Plan is administered by a committee appointed by the chief executive officer of APL. Under the APL Plan, cash bonus units may be awarded Participants at the discretion of the committee and bonus units totaling 325,000 were awarded under the APL Plan in June 2009. In September 2009, the APL subsidiary entered into an agreement with an APL executive officer that granted an award of 50,000 bonus units on substantially the same terms as the bonus units available under the APL Plan (the bonus units issued under the APL Plan and under the separate agreement are, for purposes hereof, referred to as “APL Bonus Units”). An APL Bonus Unit entitles the employee to receive the cash equivalent of the then-fair market value of an APL common limited partner unit, without payment of an exercise price, upon vesting of the APL Bonus Unit. APL Bonus Units vest ratably over a three year period from the date of grant and will automatically vest upon a change of control, death, or termination without cause, each as defined in the governing document. Vesting will terminate upon termination of employment with cause. During the three and nine months ended September 30, 2009, APL granted 50,000 and 375,000 APL Bonus Units, respectively. Of the APL Bonus Units outstanding at September 30, 2009, 123,750 APL Bonus Units will vest within the following twelve months. APL recognized compensation expense related to these awards based upon the fair value. APL recognized $0.4 million and $0.5 million of compensation expense within general and administrative expense on the Partnership’s consolidated statements of operations with respect to the vesting of these awards for the three and nine months ended September 30, 2009, respectively. At September 30, 2009, the Partnership has recognized $0.5 million within accrued liabilities on its consolidated balance sheet with regard to the awards, which represents their fair value at September 30, 2009.

NOTE 16 — RELATED PARTY TRANSACTIONS

Neither the Partnership nor APL directly employs any persons to manage or operate their businesses. These functions are provided by employees of Atlas Energy. Atlas Pipeline Holdings GP, LLC, the Partnership’s general partner, does not receive a management fee in connection with its management of APL, nor does Atlas Pipeline GP, the general partner of APL, receive a management fee in connection with its management of APL apart from its interest as general partner and its right to receive incentive distributions. APL reimburses the Partnership and its affiliates for compensation and benefits related to their employees who perform services for it based upon an estimate of the time spent by such persons on activities for APL. Other indirect costs, such as rent for offices, are allocated to APL by Atlas Energy based on the number of its employees who devote their time to activities on APL’s behalf.

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(Unaudited)

APL’s partnership agreement provides that the Partnership will determine the costs and expenses that are allocable to APL in any reasonable manner determined by the Partnership at its sole discretion. APL reimbursed the Partnership and its affiliates $0.4 million and $1.2 million for the three months ended September 30, 2009 and 2008, respectively, and $1.1 million and $3.7 million for the nine months ended September 30, 2009 and 2008, respectively, for compensation and benefits related to their employees. There were no direct reimbursements by APL to the Partnership and its affiliates for the three and nine months ended September 30, 2009 and 2008. The Partnership believes that the method utilized in allocating costs to APL is reasonable.

NOTE 17 — SEGMENT INFORMATION

The Partnership’s assets primarily consist of its ownership interests in APL. APL has two reportable segments: natural gas transmission, gathering and processing assets located in the Mid-Continent area (“Mid-Continent”) of primarily Oklahoma, northern and western Texas, the Texas Panhandle and southern Kansas; and natural gas transmission, gathering and processing assets located in the Appalachian Basin area (“Appalachia”) of eastern Ohio, western New York, western Pennsylvania and northeastern Tennessee. Effective May 31, 2009, the Appalachia operations were principally conducted through APL’s 49% ownership interest in Laurel Mountain, a joint venture to which APL contributed its natural gas transmission, gathering and processing assets located in eastern Ohio, western New York, and western Pennsylvania. APL recognizes its ownership interest in Laurel Mountain under the equity method of accounting. Mid-Continent revenues are primarily derived from the sale of residue gas and NGLs and transport of natural gas. Appalachia revenues are principally based on contractual arrangements with Atlas Energy and its affiliates. These reportable segments reflect the way APL manages its operations.

The following summarizes the Partnership’s reportable segment data for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008(1)	2009	2008(1)
Mid-Continent
Revenue:
Natural gas and liquids	$194,438	$395,621	$525,891	$1,183,487
Transportation, compression and other fees	3,632	5,741	10,644	15,840
Gain on asset sale	2,493	—	2,493	—

Other income (loss), net	4,797	153,805	(5,838)	(247,409)

Total revenue and other income (loss), net	205,360	555,167	533,190	951,918

Costs and expenses:
Natural gas and liquids	145,001	313,763	409,152	936,313
Plant operating	14,762	16,652	42,713	46,418
General and administrative	6,028	(5,380)	19,298	3,283
Depreciation and amortization	21,743	19,064	64,111	56,597

Total costs and expenses	187,534	344,099	535,274	1,042,611

Segment income (loss)	$17,826	$211,068	$(2,084)	$(90,693)

Appalachia
Revenue:
Natural gas and liquids	$2	$1,118	$587	$3,201
Transportation, compression and other fees – affiliates	380	11,916	16,877	32,496
Transportation, compression and other fees – third parties	1,087	384	1,930	952
Equity income in joint venture	1,430	—	2,140	—
Gain (loss) on asset sale	(994)	—	108,947	—
Other income, net	91	73	230	273

Total revenue and other income, net	1,996	13,491	130,711	36,922

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(Unaudited)

Costs and expenses:

Natural gas and liquids	(11)	552	259	1,539
Transportation and compression	134	2,883	6,256	7,842
General and administrative	1,363	1,361	3,337	4,368
Depreciation and amortization	153	1,677	3,452	4,603

Total costs and expenses	1,639	6,473	13,304	18,352

Segment profit	$357	$7,018	$117,407	$18,570

Reconciliation of segment profit (loss) to net income (loss):
Segment profit (loss):
Mid-Continent	$17,826	$211,068	$(2,084)	$(90,693)
Appalachia	357	7,018	117,407	18,570

Total segment income (loss)	18,183	218,086	115,323	(72,123)
Corporate general and administrative expenses	(2,113)	(2,225)	(4,293)	(7,012)
Interest expense(2)	(29,283)	(22,564)	(77,800)	(63,960)
Other loss, net	(921)	—	(1,147)	—

Income (loss) from continuing operations	(14,134)	193,297	32,083	(143,095)
Income from discontinued operations	—	6,538	62,495	21,029

Net income (loss)	$(14,134)	$199,835	$94,578	$(122,066)

Capital Expenditures:
Mid-Continent	$7,082	$66,080	$127,873	$185,236
Appalachia	34	15,634	9,737	38,532

	$7,116	$81,714	$137,610	$223,768

(1)	Restated to reflect amounts reclassified to discontinued operations due to APL’s sale of its NOARK gas gathering and interstate pipeline system (see Note 4).
(2)	The Partnership notes that interest expense has not been allocated to its reportable segments as it would be impracticable to reasonably do so for the periods presented.

	September 30, 2009	December 31, 2008 (1)
Balance Sheet
Total assets:
Mid-Continent	$1,960,972	$2,018,684
Appalachia	144,818	114,166
Discontinued operations	—	255,606
Corporate other	34,184	30,528

	$2,139,974	$2,418,984

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(Unaudited)

(1)	Restated to reflect amounts reclassified to discontinued operations due to APL’s sale of its NOARK gas gathering and interstate pipeline system (see Note 4).

The following tables summarize the Partnership’s total revenues by product or service for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008(1)	2009	2008(1)
Natural gas and liquids:
Natural gas	$62,545	$152,127	$197,043	$474,808
NGLs	109,033	219,486	273,555	629,212
Condensate	10,850	15,748	20,183	50,751
Other (2)	12,012	9,378	35,697	31,917

Total	$194,440	$396,739	$526,478	$1,186,688

Transportation, compression and other fees:
Affiliates	$380	$11,916	$16,877	32,496
Third Parties	4,719	6,125	12,574	16,792

Total	$5,099	$18,041	$29,451	$49,288

(1)	Restated to reflect amounts reclassified to discontinued operations due to APL’s sale of its NOARK gas gathering and interstate pipeline system (see Note 4).
(2)	Includes treatment, processing, and other revenue associated with the products noted.

NOTE 18 — SUBSEQUENT EVENTS

On November 2, 2009, APL’s agreement with Pioneer, whereby Pioneer had an option to purchase up to an additional 22.0% interest in APL’s Midkiff/Benedum system, expired without Pioneer exercising its option (see – “Principles of Consolidation and Non-Controlling Interest” under Note 2).

On October 13, 2009, the Partnership repaid an additional $4.0 million of its outstanding credit facility borrowings in accordance with the credit facility amendment (see – “Atlas Pipeline Holdings Credit Facility” under Note 13). The $4.0 million was advanced by Atlas Energy under its guaranty of our credit facility debt (see – “Atlas Pipeline Holdings Subordinate Loan with Atlas Energy” under Note 13).

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

Overview

We are a publicly-traded Delaware limited partnership (NYSE: AHD). Our wholly-owned subsidiary, Atlas Pipeline Partners GP, LLC (“Atlas Pipeline GP”), a Delaware limited liability company, is the general partner of Atlas Pipeline Partners, L.P. (“APL” – NYSE: APL). APL is a midstream energy service provider engaged in the transmission, gathering and processing of natural gas in the Mid-Continent and Appalachian regions. Our cash generating assets currently consist solely of our interests in APL, a publicly traded Delaware limited partnership. Our interests in APL consist of a 100% ownership in Atlas Pipeline GP, their general partner, which owns at September 30, 2009:

•	a 2.0% general partner interest in APL, which entitles it to receive 2.0% of the cash distributed by APL;

•

all of the incentive distribution rights in APL, which entitle it to receive increasing percentages, up to a maximum of 48.0%, of any cash distributed by APL as it reaches certain target distribution levels in excess of $0.42 per APL common unit in any quarter. In connection with APL’s acquisition of control of the Chaney Dell and Midkiff/Benedum systems (see “—Atlas Pipeline Partners, L.P.”), we, the holder of all the incentive distribution rights in APL, agreed to allocate up to $3.75 million of our incentive distribution rights per quarter back to APL (the “IDR Adjustment Agreement”). We also agreed that the resulting allocation of incentive distribution rights back to APL would be after we receive the initial $7.0 million per quarter of incentive distribution rights.

•	5,754,253 common units of APL, representing approximately 11.4% of the outstanding common units of APL, or a 11.2% limited partner interest in APL; and

•	15,000 $1,000 par value 12.0% cumulative preferred limited partner units.

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

These amounts are partially offset by our agreement to allocate up to $3.75 million of incentive distributions per quarter back to APL. We also agreed that the resulting allocation of incentive distribution rights back to APL would be after we receive the initial $7.0 million per quarter of incentive distribution (see “—APL’s Partnership Distributions”).

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

We did not declare a cash distribution for the quarters ended September 30, 2009, June 30, 2009 or March 31, 2009. On June 1, 2009, we entered into an amendment to our credit facility agreement which, among other changes, prohibited us from paying any cash distributions on our equity while the credit facility is in effect (see “—Our Credit Facility”).

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

As of September 30, 2009, through its Mid-Continent operations, APL owns and operates:

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

As of September 30, 2009, APL’s Appalachia operations are conducted principally through its 49% ownership interest in Laurel Mountain Midstream, LLC (“Laurel Mountain” – see “Recent Events”), a joint venture which owns and operates a 1,770 mile natural gas gathering system in the Appalachia Basin located in eastern Ohio, western New York, and western Pennsylvania. APL also owns a 65 mile natural gas gathering system in northeastern Tennessee. Laurel Mountain gathers the majority of the natural gas from wells operated by Atlas Energy, Inc. and its subsidiaries (“Atlas Energy”), a publicly-traded company (NASDAQ: ATLS) which owns a 64.4% ownership interest in us and 1,112,000 of APL’s common limited partnership units, representing a 2.2% ownership interest, at September 30, 2009.

Financial Presentation

We currently have no separate operating activities apart from those conducted by APL, and our cash flows consist of distributions from APL on our partnership interests in it, including the incentive distribution rights that we own. The non-controlling limited partner interest in APL is reflected as an expense in our consolidated results of operations and as a component of equity on our consolidated balance sheet. Throughout this section, when we refer to “our” consolidated financial statements, we are referring to the consolidated results for us and Atlas Pipeline GP, including APL’s financial results, adjusted for non-controlling partners’ interest in APL’s net income (loss).

Recent Events

On July 13, 2009, APL sold a natural gas processing facility and a one-third undivided interest in other associated assets located in its Mid-Continent operating segment for approximately $22.6 million in cash. The facility was sold to Penn Virginia Resource Partners, L.P. (NYSE: PVR), who will provide natural gas volumes to the facility and reimburse APL for its proportionate share of the operating expenses. APL will continue to operate the facility. APL used the proceeds from this transaction to reduce outstanding borrowings under its senior secured credit facility. APL recognized a gain on sale of $2.5 million, which is recorded within gain on asset sales on our consolidated statements of operations.

Subsequent Events

On November 2, 2009, APL’s agreement with Pioneer Natural Resources Company (“Pioneer”), whereby Pioneer had an option to purchase up to an additional 22.0% interest in APL’s Mid-Continent’s Midkiff/Benedum system, expired without Pioneer exercising its option (see – “Principles of Consolidation and Non-Controlling Interest” under Note 2).

On October 13, 2009, we repaid an additional $4.0 million of our outstanding credit facility borrowings in accordance with the credit facility amendment (see – “Atlas Pipeline Holdings Credit Facility” under Note 13). The $4.0 million was advanced by Atlas Energy under its guaranty of our credit facility debt (see – “Atlas Pipeline Holdings Subordinate Loan with Atlas Energy” under Note 13).

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

APL is exposed to commodity prices as a result of being paid for certain services in the form of natural gas, NGLs and condensate rather than cash. We closely monitor the risks associated with commodity price changes on APL’s future operations and, where appropriate, use various commodity instruments such as natural gas, crude oil and NGL contracts to hedge a portion of the value of APL’s assets and operations from such price risks. APL does not realize the full impact of commodity price changes because some of its sales volumes were previously hedged at prices different than actual market prices. A 10% change in the average price of NGLs, natural gas and condensate APL processes and sells, based on estimated unhedged market prices of $0.80 per gallon, $5.61 per mmbtu and $72.03 per barrel for NGLs, natural gas and condensate, respectively, would change our gross margin, excluding the effect of non-controlling interest in APL net income (loss), for the twelve-month period ending September 30, 2010 by approximately $24.3 million.

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

Results of Operations

The following table illustrates selected volumetric information related to APL’s reportable segments for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Operating data(1):
Appalachia:
Average throughput volume – mcfd(2)	105,989	91,829	104,009	84,007
Mid-Continent:
Velma system:
Gathered gas volume – mcfd	81,562	64,386	75,919	64,103
Processed gas volume – mcfd	78,714	60,902	73,351	60,972
Residue gas volume – mcfd	62,219	48,300	57,959	48,158
NGL volume – bpd	8,922	6,595	8,158	6,758
Condensate volume – bpd	389	308	383	286
Elk City/Sweetwater system:
Gathered gas volume – mcfd	211,287	279,145	228,630	292,307
Processed gas volume – mcfd	200,182	243,409	223,438	236,520
Residue gas volume – mcfd	181,011	219,945	203,034	213,668
NGL volume – bpd	10,792	11,486	11,361	10,874
Condensate volume – bpd	260	251	374	299
Chaney Dell system:
Gathered gas volume – mcfd	268,723	300,467	282,756	278,906
Processed gas volume – mcfd	202,516	234,529	216,407	246,365
Residue gas volume – mcfd	218,420	250,994	238,167	238,264
NGL volume – bpd	13,376	14,128	13,574	13,299
Condensate volume – bpd	750	759	861	774
Midkiff/Benedum system:
Gathered gas volume – mcfd	166,423	143,224	160,631	145,300
Processed gas volume – mcfd	152,314	136,656	149,516	138,178
Residue gas volume – mcfd	104,895	84,372	103,078	92,352
NGL volume – bpd	19,926	18,920	21,006	20,029
Condensate volume – bpd	1,942	1,573	1,426	1,288

(1)	“Mcf” represents thousand cubic feet; “Mcfd” represents thousand cubic feet per day; “Bpd” represents barrels per day.
(2)	Includes 100% of the throughput volume of Laurel Mountain, a joint venture in which APL has a 49% ownership interest, beginning on May 31, 2009.

Financial Presentation

On May 4, 2009, APL completed the sale of its NOARK gas gathering and interstate pipeline system. As such, we have adjusted the prior period consolidated financial information presented to reflect the amounts related to the operations of the NOARK gas gathering and interstate pipeline system as discontinued operations.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenue. Natural gas and liquids revenue was $194.4 million for the three months ended September 30, 2009, a decrease of $202.3 million from $396.7 million for the comparable prior year period. The decline was primarily attributable to decreases in production revenue from APL’s Chaney Dell system of $78.3 million, APL’s Midkiff/Benedum system of $47.2 million, APL’s Elk City/Sweetwater system of $45.3 million and APL’s Velma system of $30.3 million, which were all impacted by lower average commodity prices in comparison to the prior year comparable period. The Velma system had average processed natural gas volume of 78.7 MMcfd for the three months ended September 30, 2009, an increase of 29.2% from the comparable prior year period. The Midkiff/Benedum system had average processed natural gas volume of 152.3 MMcfd for the three months ended September 30, 2009, an increase of 11.5% compared to the comparable prior year period. Processed natural gas volume on the Chaney Dell system averaged 202.5 MMcfd for the three months ended September 30, 2009, a decrease of 13.6% compared to the comparable prior year period. Processed natural gas volume on the Elk City/Sweetwater system averaged 200.2 MMcfd for the three months ended September 30, 2009, a decrease of 17.8% from the comparable prior year period. APL enters into derivative instruments to hedge its forecasted natural gas, NGLs and condensate sales against the variability in expected future cash flows attributable to changes in market prices. See further discussion of derivatives under Item 3, “Quantitative and Qualitative Discussion About Market Risk”.

Transportation, compression and other fee revenue decreased to $5.1 million for the three months ended September 30, 2009 compared with $18.0 million for the comparable prior year period. This $12.9 million decrease was primarily due to a $10.8 million decrease from APL’s Appalachia system and a $1.5 million decrease from APL’s Chaney Dell system. The decrease from the Appalachia system was due to APL’s contribution of the system to Laurel Mountain, a joint venture in which APL has a 49% ownership interest, in May 2009, after which we have recognized APL’s ownership interest in the net income of Laurel Mountain as equity income on our consolidated statements of operations. The decrease from the Chaney Dell system was due to lower fee-based volumes.

Equity income of $1.4 million for the three months ended September 30, 2009 represents APL’s ownership interest in the net income of Laurel Mountain, a joint venture in which APL owns a 49% interest.

Gain on asset sales of $1.5 million for the three months ended September 30, 2009 represents a $2.5 million gain recognized on APL’s sale of the natural gas processing facility, partially offset by a $1.0 million adjustment to the gain on APL’s sale of the 51% ownership interest in its Appalachia natural gas gathering system to Laurel Mountain.

Other income (loss), net, including the impact of certain gains and losses recognized on APL’s derivatives, was a gain of $4.0 million for the three months ended September 30, 2009, which represents an unfavorable movement of $149.9 million from $153.9 million of income for the prior year comparable period. This unfavorable movement was due primarily to a $223.0 million unfavorable movement in APL’s non-cash mark-to-market adjustments on derivatives and a $5.2 million unfavorable movement related to APL’s cash settlements on non-qualified derivatives, partially offset by the absence in the current year period of $70.3 million of net cash derivative expense related to APL’s early termination of a portion of its derivative contracts (see Note 11 to the consolidated financial statements in Item 1, “Financial Statements”) and a favorable movement of $9.0 million for non-cash derivative gains related to APL’s early termination of a portion of its derivative contracts. The $223.0 million unfavorable movement in non-cash mark-to-market adjustments on derivatives was due principally to the recognition of a $235.0 million gain during the three months ended September 30, 2008, which was due to a decrease in forward crude oil market prices from June 30, 2008 to September 30, 2008 and their favorable mark-to-market impact on certain non-qualified derivative contracts APL had for production volumes in future periods. Average forward crude oil prices, which were the basis for adjusting the fair value of our crude oil derivative contracts, at September 30, 2008, were $102.64 per barrel, a decrease of $37.48 per barrel from average forward crude oil market prices at June 30, 2008 of $140.12 per barrel. APL enters into derivative instruments to hedge its forecasted natural gas, NGLs and condensate sales against the variability in expected future cash flows attributable to changes in market prices. See further discussion of derivatives under Item 3, “Quantitative and Qualitative Discussion About Market Risk”.

Costs and Expenses. Natural gas and liquids cost of goods sold of $145.0 million for the three months ended September 30, 2009 represented a decrease of $169.3 million from the prior year comparable period due primarily to a decrease in average commodity prices in comparison to the prior year comparable period. Plant operating expenses of $14.8 million for the three months ended September 30, 2009 represented a decrease of $1.2 million from the prior year comparable period due primarily to a $1.5 million decrease associated with APL’s Chaney Dell system resulting from lower operating and maintenance costs. Transportation and compression expenses decreased to $0.1 million for the three months ended September 30, 2009 compared with $2.9 million for the prior year comparable period due to APL’s contribution of its Appalachia system to Laurel Mountain.

General and administrative expense, including amounts reimbursed to affiliates, increased $11.3 million to $9.5 million for the three months ended September 30, 2009 compared with income of $1.8 million for the prior year comparable period. The increase was primarily due to a $13.3 million mark-to-market gain recognized during the three months ended September 30, 2008 for certain APL common unit awards that were based on the financial performance of certain assets during 2008. The mark-to-market gain was the result of a significant change in APL’s common unit market price at September 30, 2008 when compared with the June 30, 2008 price, which was utilized in the estimate of the non-cash compensation expense for these awards.

Depreciation and amortization increased to $21.9 million for the three months ended September 30, 2009 compared with $20.7 million for the three months ended September 30, 2008 due primarily to APL’s expansion capital expenditures incurred subsequent to September 30, 2008.

Interest expense increased to $29.3 million for the three months ended September 30, 2009 as compared with $22.6 million for the comparable prior year period. This $6.7 million increase was primarily due to a $4.2 million increase in interest expense associated with outstanding borrowings on APL’s revolving credit facility, (see “—APL Term Loan and Revolving Credit Facility”), $1.2 million of lower interest capitalized as a component of APL’s capital expenditures and a $1.0 million increase in interest expense associated with APL’s senior secured term loan.

Income from discontinued operations, which consists of amounts associated with APL’s NOARK gas gathering and interstate pipeline system APL sold in May 2009, was $6.5 million for the three months ended September 30, 2008.

Income attributable to non-controlling interests was a net income reduction of $1.0 million for the three months ended September 30, 2009 compared with $2.6 million for the comparable prior year period. This decrease was primarily due to lower net income for APL’s Chaney Dell and Midkiff/Benedum joint ventures, which were formed to affect APL’s acquisition of control of the respective systems. The income attributable to non-controlling interests represents Anadarko’s 5% interest in the net income of the Chaney Dell and Midkiff/Benedum joint ventures.

Income attributable to non-controlling interest in APL, which represents the allocation of APL’s earnings to its non-affiliated limited partners, decreased $174.7 million to income of $11.5 million for the three months ended September 30, 2009 compared with an expense of $163.2 million for the comparable prior year period. This change was primarily due to a decrease in APL’s net earnings between periods.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenue. Natural gas and liquids revenue was $526.5 million for the nine months ended September 30, 2009, a decrease of $660.2 million from $1,186.7 million for the comparable prior year period. The decrease was primarily attributable to decreases in production revenue from APL’s Chaney Dell system of $246.4 million, APL’s Midkiff/Benedum system of $175.1 million, APL’s Elk City/Sweetwater system of $127.6 million and APL’s Velma system of $108.4 million, which were all impacted by lower average commodity prices in comparison to the prior year comparable period. Processed natural gas volume averaged 73.4 MMcfd on the Velma system for the nine months ended September 30, 2009, an increase of 20.3% from the comparable prior year period. The Midkiff/Benedum system had average processed natural gas volume of 149.5 MMcfd for the nine months ended September 30, 2009, an increase of 8.2% from the comparable prior year period. Processed natural gas volume on the Elk City/Sweetwater system averaged 223.4 MMcfd for the nine months ended September 30, 2009, a decrease of 5.5% from the comparable prior year period. However, NGL production volume for the Elk City/Sweetwater system was an average of 11,361 bpd, an increase of 4.5% from the comparable prior year period, representing an increase in plant production efficiency. Processed natural gas volume on the Chaney Dell system averaged 216.4 MMcfd for the nine months ended September 30, 2009, a decrease of 12.2% compared to 246.4 MMcfd for the comparable prior year period. However, the Chaney Dell system’s NGL production volume increased 2.1% from the comparable prior year period to 13,574 bpd for the nine months ended September 30, 2009, representing an increase in plant production efficiency. APL enters into derivative instruments to hedge its forecasted natural gas, NGLs and condensate sales against the variability in expected future cash flows attributable to changes in market prices. See further discussion of derivatives under Item 3, “Quantitative and Qualitative Discussion About Market Risk”.

Transportation, compression and other fee revenue decreased to $29.5 million for the nine months ended September 30, 2009 compared with $49.3 million for the comparable prior year period. This $19.8 million decrease was primarily due to a $14.6 million decrease from APL’s Appalachia system and a $4.6 million decrease from APL’s Chaney Dell system. The decrease from the Appalachia system was due to APL’s contribution of the system to Laurel Mountain, a joint venture in which it has a 49% ownership interest, in May 2009, after which we recognized APL’s ownership interest in the net income of Laurel Mountain as equity income on our consolidated statements of operations. The decrease from the Chaney Dell system was due to lower fee-based volumes.

Equity income of $2.1 million for the nine months ended September 30, 2009 represents APL’s ownership interest in the net income of Laurel Mountain, a joint venture in which APL owns a 49% interest, for the period from formation on May 31, 2009 through September 30, 2009.

Gain on asset sales of $111.4 million for the nine months ended September 30, 2009 represents the gain recognized on APL’s sale of a 51% ownership interest in its Appalachia natural gas gathering system of $108.9 million and APL’s $2.5 million gain recognized on its sale of the natural gas processing facility (see “—Recent Events” for more information regarding APL’s sale of its processing facility).

Other income (loss), net, including the impact of certain gains and losses recognized on derivatives, was a loss of $6.7 million for the nine months ended September 30, 2009, which represents a favorable movement of $240.4 million from the comparable prior year period loss of $247.1 million. This favorable movement was due primarily to the absence in the current year period of $186.1 million of net cash derivative expense related to APL’s early termination of a portion of its derivative contracts, (see Note 11 to the consolidated financial statements in Item 1, “Financial Statements”), a $74.6 million favorable movement in non-cash derivative gains related to the early termination of a portion of APL’s derivative contracts, and a $28.3 million favorable movement related to cash settlements on APL’s non-qualified derivatives, partially offset by an unfavorable movement of $43.0 million in APL’s non-cash mark-to-market adjustments on derivatives. APL enters into derivative instruments to hedge its forecasted natural gas, NGLs and condensate sales against the variability in expected future cash flows attributable to changes in market prices. See further discussion of derivatives under Item 3, “Quantitative and Qualitative Discussion About Market Risk”.

Costs and Expenses. Natural gas and liquids cost of goods sold of $409.4 million for the nine months ended September 30, 2009 represented a decrease of $528.5 million from the prior year comparable period due primarily to a decrease in average commodity prices in comparison to the prior year period. Plant operating expenses of $42.7 million for the nine months ended September 30, 2009 represented a decrease of $3.7 million from the prior year comparable period due primarily to a $1.9 million decrease associated with APL’s Chaney Dell system and a $1.1 million decrease associated with APL’s Midkiff/Benedum system resulting from lower operating and maintenance costs. Transportation and compression expenses decreased to $6.3 million for the nine months ended September 30, 2009 compared with $7.8 million for the prior year comparable period due to APL’s contribution of its Appalachia system to Laurel Mountain.

General and administrative expense, including amounts reimbursed to affiliates, increased $12.3 million to $27.0 million for the nine months ended September 30, 2009 compared with $14.7 million for the prior year comparable period. The increase was primarily related to a $12.9 million increase in non-cash compensation expense primarily due to a $16.1 million net mark-to-market gain recognized during the nine months ended September 30, 2008 principally associated with the vesting of certain APL common unit awards that were based on the financial performance of certain assets during 2008. The mark-to-market gain was the result of a significant change in APL’s common unit market price at September 30, 2008 when compared with the December 31, 2007 price, which was utilized in the estimate of the non-cash compensation expense for these awards. These common unit awards were issued during the nine months ended September 30, 2009.

Depreciation and amortization increased to $67.6 million for the nine months ended September 30, 2009 compared with $61.2 million for the nine months ended September 30, 2008 due primarily to APL’s expansion capital expenditures incurred subsequent to September 30, 2008.

Interest expense increased to $77.8 million for the nine months ended September 30, 2009 as compared with $64.0 million for the comparable prior year period. This $13.8 million increase was primarily due to a $8.9 million increase in interest expense related to APL’s additional senior notes issued during June 2008 (see “— APL Senior Notes”), a $6.2 million increase in interest expense associated with outstanding borrowings on APL’s revolving credit facility, and a $2.8 million increase in the amortization of deferred finance costs due principally to accelerated amortization associated with the retirement of a portion of APL’s term loan with the proceeds from the sale of APL’s NOARK system, partially offset by a $6.4 million decrease in interest expense associated with APL’s senior secured term loan primarily due to the repayment of $370.1 million of indebtedness since September 2008 (see “—APL Term Loan and Revolving Credit Facility”) and lower unhedged interest rates.

Income from discontinued operations, which consists of amounts associated with APL’s NOARK gas gathering and interstate pipeline system they sold in May 2009, was $62.5 million for the nine months ended September 30, 2009 compared with $21.0 million for the comparable prior year period. The increase was due to a $51.1 million gain recognized on the sale of the NOARK system, partially offset by a $9.6 million decrease in the operating results of the NOARK system due to its sale in May 2009.

Income attributable to non-controlling interests was a net income reduction of $2.1 million for the nine months ended September 30, 2009 compared with $7.8 million for the comparable prior year period. This decrease was primarily due to lower net income for APL’s Chaney Dell and Midkiff/Benedum joint ventures, which were formed to affect our acquisition of control of the respective systems. The income attributable to non-controlling interests represents Anadarko’s 5% interest in the net income of the Chaney Dell and Midkiff/Benedum joint ventures.

Income attributable to non-controlling interest in APL, which represents the allocation of APL’s earnings to its non-affiliated limited partners, decreased $205.0 million to expense of $82.2 million for the nine months ended September 30, 2009 compared with income of $122.8 million for the comparable prior year period. This change was primarily due to an increase in APL’s net earnings between periods.

Liquidity and Capital Resources

General

Our primary sources of liquidity are distributions received with respect to our ownership interests in APL and cash on hand. Our primary cash requirements are for our general and administrative expenses, including expenses as a result of being a publicly traded partnership, capital contributions to APL to maintain or increase our ownership interest and quarterly distributions to our common unitholders. We expect to fund our general and administrative expenses through the retention of cash and our capital contributions to APL through the retention of cash from distributions received from APL. On May 29, 2009, APL entered into an amendment to its senior secured credit facility (see “—APL Term Loan and Revolving Credit Facility”) which, among other changes, requires that it pay no cash distributions during the remainder of the year ended December 31, 2009 and allows it to pay cash distributions beginning January 1, 2010 only if its senior secured leverage ratio is above certain thresholds and it has minimum liquidity (both as defined in the credit agreement) of at least $50.0 million.

At September 30, 2009, we had $12.0 million outstanding under our credit facility (see “— Atlas Pipeline Holdings Credit Facility”) and were in compliance with our credit facility covenants. Based on our June 1, 2009 amendment to our credit facility, we were required to immediately repay $30.0 million of then-outstanding $46.0 million of borrowings under the credit facility and are required to repay our outstanding borrowings under our credit facility by April 13, 2010. The amendment to our credit facility also required us to repay $4.0 million of the remaining $16.0 million outstanding under the credit facility on each of July 13, 2009, October 13, 2009 and January 13, 2010, with the balance of the indebtedness being due on the original maturity date of the credit facility of April 13, 2010. The July 13, 2009 and October 13, 2009 payments were timely made by funding from Atlas Energy under its guaranty of our obligations. (see – “Atlas Pipeline Holdings Subordinate Loan with Atlas Energy” under Note 13).

At September 30, 2009, we had a working capital deficit of $74.2 million compared with a working capital deficit of $43.8 million at December 31, 2008. We believe that we will have sufficient liquid assets, including our ownership of 5.8 million limited partner units in APL, cash on hand and borrowing ability, including borrowings from Atlas Energy, to meet our financial commitments, debt service obligations (including our requirement to repay our outstanding borrowings under our credit facility), and possible contingencies for at least the next twelve-month period. However, we are subject to business and other risks that could adversely affect our cash flow. We may need to supplement our cash generation with proceeds from financing activities, including other borrowings and the issuance of additional limited partner units and the sale of our ownership interests in APL.

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

At September 30, 2009, APL had $315.0 million of outstanding borrowings under its $380.0 million senior secured credit facility and $9.1 million of outstanding letters of credit, which are not reflected as borrowings on our consolidated balance sheet, with $55.9 million of remaining committed capacity under its credit facility, subject to covenant limitations (see “—APL Term Loan and Revolving Credit Facility”). APL was in compliance with its credit facility covenants at September 30, 2009. At September 30, 2009, APL had a working capital deficit of $42.3 million compared with a working capital deficit of $48.8 million at December 31, 2008. We believe that APL will have sufficient liquid assets, cash from operations and borrowing capacity to meet its financial commitments, debt service obligations, contingencies and anticipated capital expenditures for at least the next twelve-month period. However, APL is subject to business, operational and other risks that could adversely affect its cash flow. APL may need to supplement its cash generation with proceeds from financing activities, including borrowings under its credit facility and other borrowings, the issuance of additional limited partner units and the sale of its assets.

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

Cash Flows – Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Net cash provided by operating activities of $27.0 million for the nine months ended September 30, 2009 represented an increase of $194.1 million from $167.1 million of net cash used in operating activities for the prior year comparable period. The increase was derived from a $253.8 million favorable movement in net earnings from continuing operations excluding non-cash charges, partially offset by a $39.2 million decrease in cash flows from working capital changes and a $20.5 million unfavorable movement in cash provided by discontinued operations. The increase in net earnings from continuing operations excluding non-cash charges was principally due to the absence in the current year period of $186.1 million of net cash derivative expense related to early termination of a portion of APL’s derivative contracts (see Note 12 to the consolidated financial statements in Item 1, “Financial Statements”). Non-cash charges which impacted net earnings excluding non-cash charges include an $81.3 million increase in non-cash derivative losses, a $108.9 million decrease resulting from the gain on the sale of APL’s Appalachia system assets to subsidiaries of The Williams Companies, Inc. to form the Laurel Mountain joint venture, and a $2.5 million decrease resulting from the gain on the sale of APL’s natural gas processing facility, partially offset by a $6.4 million increase in depreciation and amortization expense and a $12.9 million increase in non-cash compensation expense. The movement in non-cash derivative losses resulted from decreases in commodity prices during the respective periods presented and their unfavorable impact on the fair value of derivative contracts APL has for future periods. The increase in depreciation and amortization principally resulted from depreciation associated with APL’s expansion capital expenditures incurred subsequent to September 30, 2008. The increase in non-cash compensation was principally attributable to a $16.1 million net mark-to-market gain recognized during the prior year comparable period principally associated with the vesting of certain APL common unit awards that were based on the financial performance of certain assets during 2008. The mark-to-market gain was the result of a significant change in APL’s common unit market price at September 30, 2008 when compared with the December 31, 2007 price, which was utilized in the estimate of the non-cash compensation expense for these awards.

Net cash provided by investing activities was $258.8 million for the nine months ended September 30, 2009, an increase of $472.7 million from $213.9 million of net cash used in investing activities for the prior year comparable period. This increase was principally due to a $313.2 million increase in cash provided by discontinued operations, the net proceeds of $110.4 million received from the sale of APL’s Appalachian system assets and a natural gas processing facility and an $86.2 million decrease in capital expenditures, partially offset by a prior year receipt of a $30.2 million cash reimbursement for state sales tax paid on APL’s prior year transaction to acquire the Chaney Dell and Midkiff/Benedum systems and a prior year period receipt of $1.3 million in connection with a post-closing purchase price adjustment of APL’s 2007 acquisition of the Chaney Dell and Midkiff/Benedum. See further discussion of capital expenditures under “—Capital Requirements”.

Net cash used in financing activities was $287.4 million for the nine months ended September 30, 2009, a decrease of $700.9 million from $413.5 million of net cash provided by financing activities for the comparable prior year period. This decrease was principally due to the absence in the current period of $244.9 million of net proceeds from APL’s issuance of 8.75% Senior Notes during June 2008 (see “—APL Senior Notes”), a decrease of $230.8 million of net proceeds from the issuance of APL’s common units, a $150.8 million increase in repayments of the outstanding principal balance on APL’s senior secured term loan, a $97.0 million net decrease in borrowings under our and APL’s revolving credit facility, a $15.0 million redemption of APL’s outstanding Class A preferred units held by Sunlight Capital and the prior year $10.0 million of net proceeds from APL’s issuance of common units during June 2008, partially offset by $19.0 million of proceeds from the receipt of a subordinate loan from Atlas Energy (see “—Our Subordinate Loan with Atlas Energy”) and a $33.5 million decrease in cash distributions paid to our limited partners.

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

The following table summarizes APL’s maintenance and expansion capital expenditures related to continuing operations, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008(1)	2009	2008(1)
Maintenance capital expenditures	$1,460	$1,490	$3,561	$4,976
Expansion capital expenditures	5,656	80,224	134,049	218,792

Total	$7,116	$81,714	$137,610	$223,768

(1)	Restated to reflect amounts reclassified to discontinued operations due to APL’s sale of its NOARK gas gathering and interstate pipeline system.

Expansion capital expenditures decreased to $5.7 million and $134.0 million for the three and nine months ended September 30, 2009, respectively, compared with $80.2 million and $218.8 million for the prior year comparable periods. The decrease was due principally to APL’s construction of a 60MMcfd expansion of its Sweetwater processing plant and the construction of APL’s Madill to Velma pipeline during the prior year, decreases in capital expenditures related to the sale of APL’s NOARK system and APL’s 49% ownership interest in its Appalachia system, and other decreases in capital spending related to the expansion of APL’s gathering systems. As of September 30, 2009, APL is committed to expend approximately $17.8 million on pipeline extensions, compressor station upgrades and processing facility upgrades. APL’s senior secured credit facility (see “—APL Term Loan and Revolving Credit Facility”) generally limits APL’s annual capital expenditures to $95.0 million for the remainder of fiscal 2009 and $70.0 million each year thereafter.

Our Credit Facility

At September 30, 2009, we, with Atlas Pipeline GP as guarantor, had $12.0 million outstanding under a revolving credit facility with a syndicate of banks. On June 1, 2009, we entered into an amendment to our credit facility agreement which, among other changes:

•	required us to immediately repay $30.0 million of then-outstanding $46.0 million of borrowings under the credit facility;

•

required us to repay $4.0 million of the remaining $16.0 million outstanding under the credit facility on each of July 13, 2009, October 13, 2009 and January 13, 2010, with the balance of the indebtedness being due on the original maturity date of the credit facility of April 13, 2010. The July 13, 2009 and October 13, 2009 payments were timely made by funding from Atlas Energy under its guaranty of our obligations. We may not borrow additional amounts under the credit facility or issue letters of credit;

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

•

prohibits us from paying any cash distributions on or redeeming any of our equity while the credit facility is in effect and permits us to pay operating expenses only to the extent incurred or paid in the ordinary course of business; and

•

reduces the applicable margin above LIBOR, the federal funds rate plus 0.5% or the Wachovia Bank, National Association prime rate to be 0.75% for LIBOR loans and 0.0% for federal funds rate or prime rate loans. The weighted average interest rate on the outstanding credit facility borrowings at September 30, 2009 was 3.25%.

Borrowings under our credit facility are secured by a first-priority lien on a security interest in all of our assets, including the pledge of Atlas Pipeline GP’s interests in APL, and are guaranteed by Atlas Pipeline GP and our other subsidiaries (excluding APL and its subsidiaries). Our credit facility contains customary covenants, including restrictions on our ability to incur additional indebtedness; make certain acquisitions, loans or investments or enter into a merger or sale of substantially all of our property or assets, including the sale or transfer of interest in our subsidiaries. We are in compliance with these covenants as of September 30, 2009. The events which constitute an event of default under our credit facility are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreements, adverse judgments against us in excess of a specified amount, a change of control of Atlas Energy, our general partner or any other obligor, and termination of a material agreement and occurrence of a material adverse effect.

Our $30 million repayment was funded from the proceeds of (i) a loan from Atlas Energy in the amount of $15.0 million obtained on June 1, 2009 and (ii) the purchase by APL of $15.0 million of preferred equity in our newly-formed subsidiary. Under the subordinate loan, interest accrues quarterly on the outstanding principal amount at the rate of 12% per annum, but before the maturity date, interest is payable entirely by increasing the principal amount of the note, and the maturity date is generally the day following the day that we pay all indebtedness under the credit facility (“Termination Date”). The material terms of the preferred units purchased by APL in our newly-formed subsidiary are as follows: distributions are payable quarterly at the rate of 12% per annum, but before the Termination Date, distributions will be paid by increasing APL’s investment in the preferred units; upon the Termination Date, all preferred distributions will be paid in cash to APL; and we have the option, after the Termination Date, of redeeming all of the preferred units APL owns for an amount equal to the preferred unit capital.

On June 1, 2009, in connection with our amendment of the credit facility, Atlas Energy guaranteed the remaining balance outstanding under the credit facility under a guarantee agreement with the administrative agent of the credit facility. In consideration for this guarantee, we issued to Atlas Energy a promissory note which requires us to pay interest to Atlas Energy in an amount based upon the principal amount outstanding under the credit facility. The maturity date of the promissory note is the day following the date that we repay all outstanding borrowings under our credit facility. Interest on the promissory note, which is calculated on the outstanding balance under the credit facility, accrues quarterly at the rate of 3.75% per annum. However, prior to the maturity date of the promissory note, interest under the promissory note will not be payable in cash, but instead the principal amount upon which interest is calculated will be increased by the interest amount payable.

Our Subordinate Loan with Atlas Energy

On June 1, 2009, in connection with our amendment of the credit facility, we borrowed $15.0 million from Atlas Energy under a subordinate loan. The maturity date of the subordinate loan is generally the day following the date that we repay all outstanding borrowings under the credit facility. Interest on the outstanding balance under the loan accrues quarterly at the rate of 12.0% per annum. However, prior to the maturity date of the subordinate loan, interest on the outstanding balance under the subordinate loan will not be payable in cash, but instead the principal amount of the loan will be increased by the interest amount payable. During the three months ended September 30, 2009, we became indebted to Atlas Energy for an additional $4.0 million and accrued interest payable of $0.7 million for funds advanced under Atlas Energy’s guaranty under our credit facility, resulting in a combined balance owed to Atlas Energy of $19.7 million as of September 30, 2009 reflected in the current portion of long term debt on our consolidated balance sheet.

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

Available cash is initially distributed 98% to APL’s common limited partners and 2% to its general partner. These distribution percentages are modified to provide for incentive distributions to be paid to APL’s general partner if quarterly distributions to common limited partners exceed specified targets. Incentive distributions are generally defined as all cash distributions paid to APL’s general partner that are in excess of 2% of the aggregate amount of cash being distributed. During July 2007, we, as sole owner of

APL’s general partner, agreed to allocate up to $3.75 million of our incentive distribution rights per quarter back to APL, in connection with APL’s acquisition of the Chaney Dell and Midkiff/Benedum systems. We also agreed that the resulting allocation of incentive distribution rights back to APL would be after we receive the initial $7.0 million per quarter of incentive distribution rights.

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

Off Balance Sheet Arrangements

As of September 30, 2009, our off balance sheet arrangements are limited to APL’s letters of credit outstanding of $9.1 million and its commitments to expend approximately $17.8 million on capital projects.

Our Equity Offerings

On June 1, 2009, a newly created, wholly-owned subsidiary of ours, Atlas Pipeline Holdings II, LLC (“AHD Sub”), issued $15.0 million of $1,000 par value 12.0% Class B preferred equity (“AHD Sub Preferred Units”) to APL for cash pursuant to a certificate of designation. We utilized the net proceeds from the issuance to reduce borrowings under our senior secured credit facility (see “—Our Credit Facility”). Distributions on the AHD Sub Preferred Units are payable quarterly on the same date as the distribution payment date for our common units. Distributions on the AHD Sub Preferred Units shall initially be paid in cash or by increasing the amount of the AHD Sub Preferred Unit equity by the amount of the distribution. However, under the terms of the certificate of designation, prior to the repayment of all outstanding borrowings under our credit facility, AHD Sub may only pay a cash distribution on the AHD Sub Preferred Units if we have received distributions on APL’s 12.0% Class B preferred units (see “—APL Preferred Units”). After we have repaid all outstanding borrowings under our credit facility, all subsequent distributions declared by AHD Sub on the AHD Sub Preferred Units shall be paid in cash. AHD Sub has the option of redeeming some or all of the AHD Sub Preferred Units, subject to certain limitations under the terms of the certificate of designation. As APL owns all of the outstanding AHD Sub Preferred Units in an amount equal to the Class B Preferred Units of APL that we own, the amounts eliminate in consolidation of our consolidated balance sheet as of September 30, 2009.

In June 2008, we sold 308,109 common units through a private placement to Atlas Energy at a price of $32.50 per unit, for net proceeds of approximately $10.0 million. We utilized the net proceeds from the sale to purchase 278,000 common units of APL, which in turn utilized the proceeds to partially fund the early termination of certain derivative agreements. Following our private placement, Atlas Energy had a 64.4% ownership interest in us.

APL Common Equity Offerings

In August 2009, APL sold 2,689,765 common units in a private placement at an offering price of $6.35 per unit, yielding net proceeds of approximately $16.1 million. APL also received a capital contribution from us of $0.4 million for us to maintain our 2.0% general partner interest in APL. In addition, APL issued warrants granting investors in its private placement the right to purchase an additional 2,689,765 common units at a price of $6.35 per unit for a period of two years following the issuance of the original common units. APL utilized the net proceeds from the common unit offering to repay a portion of its indebtedness under its senior secured term loan (see “—APL Term Loan and Revolving Credit Facility”), and will make similar repayments with net proceeds from exercises of the warrants.

The common units and warrants sold by APL in the August 2009 private placement are subject to a registration rights agreement entered into in connection with the transaction. The registration rights agreement required APL to (a) file a registration statement with the Securities and Exchange Commission for the privately placed common units and those underlying the warrants by September 21, 2009 and (b) cause the registration statement to be declared effective by the Securities and Exchange Commission by November 18, 2009. APL filed a registration statement with the Securities and Exchange Commission in satisfaction of the registration requirements of the registration rights agreement on September 3, 2009, and the registration statement was declared effective on October 14, 2009.

In June 2008, APL sold 5,750,000 common units in a public offering at a price of $37.52 per unit, yielding net proceeds of approximately $206.6 million. Also in June 2008, APL sold 1,112,000 common units to Atlas Energy and 278,000 common units to us in a private placement at a net price of $36.02 per unit, resulting in net proceeds of approximately $50.1 million. APL also received a capital contribution from us of $5.4 million for us to maintain our 2.0% general partner interest in APL. APL utilized the net proceeds from both sales and the capital contribution to fund the early termination of certain derivative agreements.

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

The amendment to the preferred units certificate of designation also required that (a) APL redeem 10,000 of the APL Class A Preferred Units for cash at the liquidation value on April 1, 2009 and (b) that if Sunlight Capital made a conversion request of the remaining 10,000 APL Class A Preferred Units between April 1, 2009 and June 1, 2009, APL has the option of redeeming the APL Class A Preferred Units for cash at the stipulated liquidation value or converting the APL Class A Preferred Units into its common limited partner units at the stipulated conversion price. If Sunlight Capital made a conversion request subsequent to June 1, 2009, 5,000 of the 10,000 APL Class A Preferred Units would have been required to be redeemed in cash, while APL had the option of redeeming the remaining 5,000 APL Class A Preferred Units in cash or converting the preferred units into its common limited partner units. On April 1, 2009, APL redeemed 10,000 of the APL Class A Preferred Units held by Sunlight Capital for cash at the liquidation value of $1,000 per unit, or $10.0 million, in accordance with the terms of the amended preferred units’ certificate of designation. On April 13, 2009, APL converted 5,000 of the APL Class A Preferred Units into 1,465,653 APL common units in accordance with the terms of the amended preferred units’ certificate of designation. On May 5, 2009, APL redeemed the remaining 5,000 APL Class A Preferred Units held by Sunlight Capital for cash at the liquidation value of $1,000 per unit, or $5.0 million, pursuant to the terms of the amended preferred units certificate of designation.

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

APL Term Loan and Revolving Credit Facility

At September 30, 2009, APL had a senior secured credit facility with a syndicate of banks which consisted of a term loan which matures in July 2014 and a $380.0 million revolving credit facility which matures in July 2013. Borrowings under APL’s credit facility bear interest, at APL’s option, at either (i) adjusted LIBOR plus the applicable margin, as defined, or (ii) the higher of the federal funds rate plus 0.5% or the Wachovia Bank prime rate (each plus the applicable margin). The weighted average interest rate on the outstanding APL revolving credit facility borrowings at September 30, 2009 was 6.8%, and the weighted average interest rate on the outstanding APL term loan borrowings at September 30, 2009 was 6.8%. Up to $50.0 million of APL’s credit facility may be utilized for letters of credit, of which $9.1 million was outstanding at September 30, 2009. These outstanding letter of credit amounts were not reflected as borrowings on our consolidated balance sheet.

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

•

increased the maximum ratio of total funded debt (as defined in the credit agreement) to consolidated EBITDA (as defined in the credit agreement; the “leverage ratio”) and decreased the minimum ratio of interest coverage (as defined in the credit agreement) that the credit facility requires APL to maintain;

•

instituted a maximum ratio of senior secured funded debt (as defined in the credit agreement) to consolidated EBITDA (the “senior secured leverage ratio”) that the credit facility requires APL to maintain;

•

required that APL pay no cash distributions during the remainder of the year ended December 31, 2009 and allows it to pay cash distributions beginning January 1, 2010 if its senior secured leverage ratio is less than 2.75x and it has minimum liquidity (as defined in the credit agreement) of at least $50.0 million;

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

Borrowings under the credit facility are secured by a lien on and security interest in all of APL’s property and that of its subsidiaries, except for the assets owned by the Chaney Dell and Midkiff/Benedum joint ventures and the Laurel Mountain joint venture, and by the guaranty of each of APL’s consolidated subsidiaries other than the joint venture companies. The credit facility contains customary covenants, including restrictions on APL’s ability to incur additional indebtedness; make certain acquisitions, loans or investments; make distribution payments to its unitholders if an event of default exists; or enter into a merger or sale of assets, including the sale or transfer of interests in its subsidiaries. APL is also unable to borrow under its credit facility to pay distributions of available cash to unitholders because such borrowings would not constitute “working capital borrowings” pursuant to its partnership agreement. APL is in compliance with these covenants as of September 30, 2009.

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

As of September 30, 2009, APL’s leverage ratio was 4.2 to 1.0, its senior secured leverage ratio was 2.5 to 1.0, and its interest coverage ratio was 3.3 to 1.0.

APL Senior Notes

At September 30, 2009, APL had $223.1 million principal amount outstanding of 8.75% senior unsecured notes due on June 15, 2018 (“APL 8.75% Senior Notes”) and $275.5 million principal amount outstanding of 8.125% senior unsecured notes due on December 15, 2015 (“APL 8.125% Senior Notes”; collectively, the “APL Senior Notes”). The APL 8.125% Senior Notes are presented combined with a net $4.0 million of unamortized discount as of September 30, 2009. Interest on the APL Senior Notes in the aggregate is payable semi-annually in arrears on June 15 and December 15. The APL Senior Notes are redeemable at any time at certain redemption prices, together with accrued and unpaid interest to the date of redemption. Prior to June 15, 2011, APL may redeem up to 35% of the aggregate principal amount of the APL 8.75% Senior Notes with the proceeds of certain equity offerings at a stated redemption price. The Senior Notes in the aggregate are also subject to repurchase by APL at a price equal to 101% of their principal amount, plus accrued and unpaid interest, upon a change of control or upon certain asset sales if APL does not reinvest the net proceeds within 360 days. The APL Senior Notes are junior in right of payment to APL’s secured debt, including APL’s obligations under its credit facility.

In January 2009, APL issued Sunlight Capital $15.0 million of its 8.125% Senior Notes to redeem 10,000 APL Class A Preferred Units (see “—APL Preferred Units”). APL’s management estimated that the fair value of the $15.0 million 8.125% Senior Notes issued was approximately $10.0 million at the date of issuance based upon the market price of the publicly-traded Senior Notes. As such, APL recognized a $5.0 million discount on the issuance of the Senior Notes, which is presented as a reduction of long-term debt on our consolidated balance sheet. The discount recognized upon issuance of the Senior Notes will be amortized to interest expense in our consolidated statements of operations over the term of the 8.125% Senior Notes based upon the effective interest rate method.

Indentures governing the APL Senior Notes in the aggregate contain covenants, including limitations of APL’s ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of its assets. APL is in compliance with these covenants as of September 30, 2009.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires making estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenue and expenses during the reporting period. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our financial position, results of operations or cash flows. Significant items that are subject to such estimates and assumptions include revenue and expense accruals, depreciation and amortization, asset impairment, fair value of derivative instruments, the probability of forecasted transactions and the allocation of purchase price to the fair value of assets acquired. A discussion of our significant accounting policies we have adopted and followed in the preparation of our consolidated financial statements is included within our Annual Report on Form 10-K for the year ended December 31, 2008, and there have been no material changes to these policies through September 30, 2009.

Fair Value of Financial Instruments

We have established a hierarchy to measure our financial instruments at fair value which requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy defines three levels of inputs that may be used to measure fair value:

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

We and APL use a fair value methodology to value the assets and liabilities for our respective outstanding derivative contracts (see Note 11 to the consolidated financial statements in Item 1, “Financial Statements”). All of our and APL’s derivative contracts are defined as Level 2, with the exception of APL’s NGL fixed price swaps and NGL options. APL’s Level 2 commodity hedges are calculated based on observable market data related to the change in price of the underlying commodity. Our and APL’s interest rate derivative contracts are valued using a LIBOR rate-based forward price curve model, and are therefore defined as Level 2. Valuations for APL’s NGL fixed price swaps are based on a forward price curve modeled on a regression analysis of quoted price curves for NGL’s for similar locations, and therefore are defined as Level 3. Valuations for APL’s NGL options are based on forward price curves developed by the related financial institutions, and therefore are defined as Level 3.

Recently Adopted Accounting Standards

In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” (“Update 2009-05”). Update 2009-05 amends Subtopic 820-10, “Fair Value Measurements and Disclosures - Overall” and provides clarification for the fair value measurement of liabilities in circumstances where quoted prices for an identical liability in an active market are not available. The amendments also provide clarification for not requiring the reporting entity to include separate inputs or adjustments to other inputs relating to the existence of a restriction that prevents the transfer of a liability when estimating the fair value of a liability.

Additionally, these amendments clarify that both the quoted price in an active market for an identical liability at the measurement date and the quoted price for an identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are considered Level 1 fair value measurements. These requirements are effective for financial statements issued after the release of Update 2009-05. We adopted the requirements on September 30, 2009 and it did not have a material impact on our financial position, results of operations or related disclosures.

In August 2009, the FASB issued Accounting Standards Update 2009-04, “Accounting for Redeemable Equity Instruments – Amendment to Section 480-10-S99” (“Update 2009-04”). Update 2009-04 updates Section 480-10-S99, “Distinguishing Liabilities from Equity”, to reflect the SEC staff’s views regarding the application of Accounting Series Release No. 268, “Presentation in Financial Statements of ‘Redeemable Preferred Stocks’” (“ASR No. 268”). ASR No. 268 requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer. We adopted the requirements of FASB Update 2009-04 on August 1, 2009 and it did not have a material impact on our financial position, results of operations or related disclosures.

In June 2009, the FASB issued Accounting Standards Update 2009-01, “Topic 105 – Generally Acceptable Accounting Principles Amendments Based on Statement of Financial Accounting Standards No. 168 - The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“Update 2009-01”). Update 2009-01 establishes the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. The ASC supersedes all existing non-Securities and Exchange Commission accounting and reporting standards. Following the ASC, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the ASC. The ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the requirements of Update 2009-01 to our financial statements on September 30, 2009 and it did not have a material impact on our financial statement disclosures.

In May 2009, the FASB issued ASC 855-10, “Subsequent Events” (“ASC 855-10”). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions require management of a reporting entity to evaluate events or transactions that may occur after the balance sheet date for potential recognition or disclosure in the financial statements and provides guidance for disclosures that an entity should make about those events. ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009 and shall be applied prospectively. We adopted the requirements of this standard on June 30, 2009 and it did not have a material impact to our financial position or results of operations or related disclosures. The adoption of these provisions does not change our current practices with respect to evaluating, recording and disclosing subsequent events.

In April 2009, the FASB issued ASC 820-10-65-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“ASC 820-10-65-4”). ASC 820-10-65-4 applies to all fair value measurements and provides additional clarification on estimating fair value when the market activity for an asset has declined significantly. ASC 820-10-65-4 also require an entity to disclose a change in valuation technique and related inputs to the valuation calculation and to quantify its effects, if practicable. ASC 820-10-65-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the requirements of ASC 820-10-65-4 on April 1, 2009 and its adoption did not have a material impact on our financial position and results of operations.

In April 2009, the FASB issued ASC 320-10-65-1, “Recognition and Presentation of Other-Than-Temporary Impairments” (“ASC 320-10-65-1”), which changes previously existing guidance for determining whether an impairment is other than temporary for debt securities. ASC 320-10-65-1 replaces the previously existing requirement that an entity’s management assess if it has both the intent and ability to hold an impaired security until recovery with a requirement that management assess that it does not have the intent to sell the security and that it is more likely than not that it will not have to sell the security before recovery of its cost basis. ASC 320-10-65-1 also requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security and for the entity to present the total other-than-temporary impairment in the statement of operations with an offset for the amount recognized in other comprehensive income. ASC 320-10-65-1 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted these requirements on April 1, 2009 and its adoption did not have a material impact on our financial position and results of operations.

In April 2009, the FASB issued ASC 825-10-65-1, “Interim Disclosures about Fair Value of Financial Instruments” (“ASC 825-10-65-1”), which requires an entity to provide disclosures about fair value of financial instruments in interim financial information. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. ASC 825-10-65-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted these requirements on April 1, 2009 and its adoption did not have a material impact on our financial position and results of operations.

In April 2009, the FASB issued ASC 805-20-30-23, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“ASC 805-20-30-23”), which requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with previous requirements. ASC 805-20-30-23 eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. ASC 805-20-30-23 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (January 1, 2009 for us). We adopted the requirements on January 1, 2009 and its adoption did not have a material impact on our financial position and results of operations.

In June 2008, the FASB issued ASC 260-10-45-61A, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“ASC 260-10-45-61A”). ASC 260-10-45-61A applies to the calculation of earnings per share (“EPS”) described in previous guidance, for share-based payment awards with rights to dividends or dividend equivalents. It states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. ASC 260-10-45-61A is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption was prohibited. We adopted the requirements on January 1, 2009 and its adoption did not have a material impact on our financial position and results of operations.

In April 2008, the FASB issued ASC 350-30-65-1, “Determination of Useful Life of Intangible Assets” (“ASC 350-30-65-1”). ASC 350-30-65-1 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previous guidance. The intent of ASC 350-30-65-1 is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. We adopted the requirements of ASC 350-30-65-1 on January 1, 2009 and its adoption did not have a material impact on our financial position and results of operations.

In March 2008, the FASB issued ASC 260-10-55-103 through 55-110, “Application of the Two-Class Method” (“ASC 260-10-55-103”), which considers whether the incentive distributions of a master limited partnership represent a participating security when considered in the calculation of earnings per unit under the two-class method. ASC 260-10-55-103 considers whether the partnership agreement contains any contractual limitations concerning distributions to the incentive distribution rights that would impact the amount of earnings to allocate to the incentive distribution rights for each reporting period. If distributions are contractually limited to the incentive distribution rights’ share of currently designated available cash for distributions as defined under the partnership agreement, undistributed earnings in excess of available cash should not be allocated to the incentive distribution rights. Our adoption of ASC 260-10-55-103 on January 1, 2009 impacted our presentation of net income (loss) per common limited partner unit as we previously presented net income (loss) per common limited partner unit as though all earnings were distributed each quarterly period (see “—Net Income (Loss) Per Common Unit” in Note 2 to the consolidated financial statements under Item 1, “Financial Statements”). We adopted the requirements of ASC 260-10-55-103 on January 1, 2009 and its adoption did not have a material impact on our financial position and results of operations.

In March 2008, the FASB issued ASC 815-10-50-1, “Disclosures about Derivative Instruments and Hedging Activities” (“ASC 815-10-50-1”), to require enhanced disclosure about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We adopted the requirements of this section of ASC 815-10-50-1 on January 1, 2009 and it did not have a material impact on our financial position or results of operations (see Note 11 to the consolidated financial statements under Item 1, “Financial Statements”).

In December 2007, the FASB issued ASC 810-10-65-1, “Non-controlling Interests in Consolidated Financial Statements” (“ASC 810-10-65-1”). ASC 810-10-65-1 establishes accounting and reporting standards for the non-controlling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to be reported and disclosed on the face of the consolidated statement of operations at amounts that include the amounts attributable to both the parent and the non-controlling interest. Additionally, ASC 810-10-65-1 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and that the parent recognize a gain or loss in net income when a subsidiary is deconsolidated and adjust its remaining investment, if any, at fair value. We adopted the requirements of ASC 810-10-65-1on January 1, 2009 and adjusted our presentation of our financial position and results of operations. Prior period financial position and results of operations have been adjusted retrospectively to conform to these provisions.

In December 2007, the FASB issued ASC 805, “Business Combinations” (“ASC 805”). ASC 805 retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 requires an acquirer to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, at their fair values as of that date, with specified limited exceptions. Changes subsequent to that date are to be recognized in earnings, not goodwill. Additionally, it requires costs incurred in connection with an acquisition be expensed as incurred. Restructuring costs, if any, are to be recognized separately from the acquisition. The acquirer in a business combination achieved in stages must also recognize the identifiable assets and liabilities, as well as the non-controlling interests in the acquiree, at the full amounts of their fair values. We adopted these requirements on January 1, 2009 and it did not have a material impact on our financial position and results of operations.

Recently Issued Accounting Standards

In October 2009, the FASB issued Accounting Standards Update 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” (“Update 2009-15”). Update 2009-15 includes amendments to Topic 470, “Debt”, and Topic 260, “Earnings per Share”, to provide guidance on share-lending arrangements entered into on an entity’s own shares in contemplation of a convertible debt offering or other financing. These requirements are effective for existing arrangements for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those years, with retrospective application required for such arrangements that meet the criteria. These requirements are also effective for arrangements entered into on (not outstanding) or after the beginning of the first reporting period that begins on or after June 15, 2009. We will apply these requirements upon its adoption on January 1, 2010 and we do not expect it to have a material impact to our financial position or results of operations or related disclosures.

In June 2009, the FASB issued ASC 810-10-25-20 through 25-59, “Consolidation of Variable Interest Entities” (“ASC 810-10-25-20”), which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASC 820-10-25-20 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. These requirements are effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009 (January 1, 2010 for us). We will apply these requirements upon its adoption on January 1, 2010 and we do not expect it to have a material impact to our financial position or results of operations or related disclosures.

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

We and APL are exposed to various market risks, principally fluctuating interest rates and changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We and APL manage these risks through regular operating and financing activities and periodic use of derivative instruments. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on September 30, 2009. Only the potential impact of hypothetical assumptions is analyzed. The analysis does not consider other possible effects that could impact our and APL’s business.

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

Interest Rate Risk. At September 30, 2009, we had a credit facility with $12.0 million outstanding. The weighted average interest rate for these borrowings was 3.25% at September 30, 2009.

In May 2008, we entered into an interest rate derivative contract having an aggregate notional principal amount of $25.0 million. Under the terms of agreement, we will pay an interest rate of 3.01%, plus the applicable margin as defined under the terms of our credit facility (see —“Our Credit Facility”), and will receive LIBOR, plus the applicable margin, on the notional principal amounts. The interest rate swap agreement is in effect at September 30, 2009 and expires on May 28, 2010.

At September 30, 2009, APL had a $380.0 million senior secured revolving credit facility ($315.0 million outstanding). APL also had $433.5 million outstanding under its senior secured term loan at September 30, 2009. Borrowings under the credit facility bear interest, at APL’s option at either (i) adjusted LIBOR plus the applicable margin, as defined, or (ii) the higher of the federal funds rate plus 0.5% or the Wachovia Bank prime rate (each plus the applicable margin). On May 29, 2009, APL entered into an amendment to its senior secured revolving credit facility agreement which, among other changes, set a floor for the LIBOR interest rate of 2.0% per annum. The weighted average interest rate for APL’s revolving credit facility borrowings was 6.8% at September 30, 2009, and the weighted average interest rate for the term loan borrowings was 6.8% at September 30, 2009.

At September 30, 2009, APL had interest rate derivative contracts having aggregate notional principal amounts of $450.0 million. Under the terms of these agreements, APL will pay weighted average interest rates of 3.02%, plus the applicable margin as defined under the terms of its revolving credit facility, and will receive LIBOR, plus the applicable margin, on the notional principal amounts. The APL interest rate swap agreements are in effect as of September 30, 2009 and expire during periods ranging from January 30, 2010 through April 30, 2010. Beginning May 29, 2009, APL discontinued hedge accounting for its interest rate derivatives which were qualified as hedges under prevailing accounting literature. As such, subsequent changes in fair value of these derivatives will be recognized immediately within other income (loss), net in our consolidated statements of operations.

Holding all other variables constant, a 100 basis-point, or 1%, change in interest rates would change our and APL’s cumulative annual interest expense by $4.5 million.

Commodity Price Risk. APL is exposed to commodity prices as a result of being paid for certain services in the form of natural gas, NGLs and condensate rather than cash. For gathering services, APL receives fees or commodities from the producers to bring the raw natural gas from the wellhead to the processing plant. For processing services, APL either receives fees or commodities as payment for these services, based on the type of contractual agreement. A 10% change in the average price of NGLs, natural gas and condensate APL processes and sells, based on estimated unhedged market prices of $0.80 per gallon, $5.61 per mmbtu and $72.03 per barrel for NGLs, natural gas and condensate, respectively, would change our gross margin for the twelve-month period ending September 30, 2010, excluding the effect of non-controlling interests in APL net income (loss), by approximately $24.3 million.

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

We and APL formally document all relationships between hedging instruments and the items being hedged, including our risk management objective and strategy for undertaking the hedging transactions. This includes matching the derivative contracts to the forecasted transactions. Under FASB ASC, we and APL can assess, both at the inception of the derivative and on an ongoing basis, whether the derivative is effective in offsetting changes in the forecasted cash flow of the hedged item. If it is determined that a derivative is not effective as a hedge or that it has ceased to be an effective hedge due to the loss of adequate correlation between the hedging instrument and the underlying item being hedged, we and APL will discontinue hedge accounting for the derivative and subsequent changes in the derivative fair value, which is determined by us and APL through the utilization of market data, will be recognized within other income (loss), net in our consolidated statements of operations. For APL’s derivatives previously qualifying as hedges, we recognized the effective portion of changes in fair value in partners’ capital as accumulated other comprehensive income (loss) and reclassified the portion relating to commodity derivatives to natural gas and liquids revenue and the portion relating to interest rate derivatives to interest expense within our consolidated statements of operations as the underlying transactions were settled. For APL’s non-qualifying derivatives and for the ineffective portion of qualifying derivatives, we recognize changes in fair value within other income (loss), net in our consolidated statements of operations as they occur.

Beginning July 1, 2008, APL discontinued hedge accounting for its existing commodity derivatives which were qualified as hedges for accounting purposes. In addition, beginning May 29, 2009, APL discontinued hedge accounting for its existing interest rate derivatives which were qualified as hedges under prevailing accounting literature. As such, subsequent changes in fair value of these derivatives are recognized immediately within other income (loss), net in our consolidated statements of operations. The fair value of these commodity derivative instruments at June 30, 2008 and interest rate derivative instruments at May 29, 2009, which were recognized in accumulated other comprehensive loss within partners’ capital on our consolidated balance sheet, will be reclassified to our consolidated statements of operations in the future at the time the originally hedged physical transactions affect earnings.

During the nine months ended September 30, 2009 and year ended December 31 2008, APL made net payments of $5.0 million and $274.0 million, respectively, related to the early termination of derivative contracts. Substantially all of these derivative contracts were put into place simultaneously with APL’s acquisition of the Chaney Dell and Midkiff/Benedum systems in July 2007 and related to production periods ranging from the end of the second quarter of 2008 through the fourth quarter of 2009. During the three and nine months ended September 30, 2009 and 2008, we recognized the following derivative activity related to APL’s termination of these derivative instruments within our consolidated statements of operations (amounts in thousands):

	Early Termination of Derivative Contracts
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net cash derivative expense included within other income (loss), net	$—	$(70,258)	$(5,000)	$(186,068)
Net cash derivative expense included within natural gas and liquids revenue	$—	$(1,258)	$—	$(1,573)
Net non-cash derivative income (expense) included within other income (loss), net	$15,488	$6,488	$34,708	$(39,857)
Net non-cash derivative expense included within natural gas and liquids	$(19,976)	$(19,514)	$(54,043)	$(19,514)

The following table summarizes our and APL’s derivative activity, including the early termination of derivative contracts disclosed above, for the periods indicated (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Loss from cash settlement and non-cash recognition of qualifying hedge instruments(1)	$(9,779)	$(27,419)	$(37,281)	$(78,214)
Gain (loss) from change in market value of non-qualifying derivatives(2)	12,021	190,013	(30,460)	(17,919)
Gain (loss) from change in market value of ineffective portion of qualifying derivatives(2)	—	44,997	10,813	41,271
Gain (loss) from cash settlement and non-cash recognition of non-qualifying derivatives(2)	(10,165)	(84,207)	3,225	(280,696)
Loss from cash settlement of qualifying interest rate derivatives(3)	(3,321)	(708)	(9,500)	(915)
Loss from change in market value of non-qualifying interest rate derivatives (2)	(861)	—	(891)	—
Loss from reclassification of loss from Other Comprehensive Income to Other Income (Loss)(2)(4)	(60)	—	(256)	—

(1)	Included within natural gas and liquids revenue on our consolidated statements of operations.
(2)	Included within other income (loss), net on our consolidated statements of operations.
(3)	Included within interest expense on our consolidated statements of operations.
(4)	Reclassification due to reduction of outstanding borrowings

The following table summarizes our and APL’s gross fair values of derivative instruments for the period indicated (amounts in thousands):

	September 30, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate contracts	N/A	$—	Current portion of derivative liability	$(6,352)
Commodity contracts	Current portion of derivative asset	4,514
Commodity contracts	Long-term derivative asset	1,980
Commodity contracts	Current portion of derivative liability	10,050	Current portion of derivative liability	(45,162)
Commodity contracts	Long-term derivative liability	3,341	Long-term derivative liability	(12,597)

		$19,885		$(64,111)

The following table summarizes the gross effect of our and APL’s derivative instruments on our consolidated statements of operations for the period indicated (amounts in thousands):

	Derivatives not designated as hedging instruments Three months ended September 30, 2009
	Gain (Loss) Recognized in Accumulated OCI	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Amount	Location	Amount	Location
Interest rate contracts(1)	$30	$(3,419)	Interest expense	$(951)	Other income (loss), net
Commodity contracts(1)	—	(10,294)	Natural gas and liquids revenue	(13,671)	Other income (loss), net
Commodity contracts(2)	—	—	N/A	16,036	Other income (loss), net

	$30	$(13,713)		$1,414

(1)	Hedges previously designated as cash flow hedges
(2)	Dedesignated cash flow hedges and non-designated hedges

	Derivatives not designated as hedging instruments Nine months ended September 30, 2009
	Gain (Loss) Recognized in Accumulated OCI	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Amount	Location	Amount	Location
Interest rate contracts(1)	$(2,411)	$(9,599)	Interest expense	$(1,147)	Other income (loss), net
Commodity contracts(1)	—	(37,158)	Natural gas and liquids revenue	(36,579)	Other income (loss), net
Commodity contracts(2)	—	—	N/A	20,155	Other income (loss), net

	$(2,411)	$(46,757)		$(17,571)

(3)	Hedges previously designated as cash flow hedges
(4)	Dedesignated cash flow hedges and non-designated hedges

As of September 30, 2009, we had the following interest rate derivatives, including derivatives that do not qualify for hedge accounting:

Interest Fixed-Rate Swap

Term	Notional Amount	Type	Contract Period Ended December 31,	Fair Value Liability(1)
				(in thousands)
May 2008-May 2010	$25,000,000	Pay 3.01% —Receive LIBOR	2009	$(174)
			2010	(271)

				$(445)

(1)	Fair value based on independent, third-party statements, supported by observable levels at which transactions are executed in the marketplace.

As of September 30, 2009, APL had the following interest rate and commodity derivatives, including derivatives that do not qualify for hedge accounting:

Interest Fixed-Rate Swap

Term	Notional Amount	Type	Contract Period Ended December 31,	Fair Value Liability(1)
				(in thousands)
January 2008-January 2010	$200,000,000	Pay 2.88% —Receive LIBOR	2009	$(1,335)
			2010	(426)

				$(1,761)

April 2008-April 2010	$250,000,000	Pay 3.14% —Receive LIBOR	2009	$(1,832)
			2010	(2,314)

				$(4,146)

Natural Gas Sales – Fixed Price Swaps

Production Period Ended December 31,	Volumes	Average Fixed Price	Fair Value Asset (3)
2009	120,000	$8.000	$390

Natural Gas Basis Sales

Production Period Ended December 31,	Volumes	Average Fixed Price	Fair Value Liability (3)
	(mmbtu)(6)	(per mmbtu)(6)	(in thousands)
2009	1,230,000	$(0.558)	$(386)
2010	2,220,000	$(0.607)	(401)

			$(787)

Natural Gas Purchases – Fixed Price Swaps

Production Period Ended December 31,	Volumes	Average Fixed Price	Fair Value Liability (3)
	(mmbtu)(6)	(per mmbtu)(6)	(in thousands)
2009	2,580,000	$8.687	$(10,162)
2010	4,380,000	$8.635	(11,718)

			$(21,880)

Natural Gas Basis Purchases

Production Period Ended December 31,	Volumes	Average Fixed Price	Fair Value Asset(3)
	(mmbtu)(6)	(per mmbtu)(6)	(in thousands)
2009	3,690,000	$(0.659)	$1,508
2010	6,600,000	$(0.590)	1,193

			$2,701

Natural Gas Liquids – Fixed Price Swap

Production Period Ended December 31,	Volumes	Average Fixed Price	Fair Value Liability(2)
	(gallons)	(per gallon)	(in thousands)
2009	5,544,000	$0.754	$(762)

Ethane Put Options

Production Period Ended December 31,	Associated NGL Volume	Average Price(4)	Fair Value Liability(1)	Option Type
	(gallons)	(per gallon)	(in thousands)

2009	630,000	$0.340	$(57)	Puts purchased

Propane Put Options

Production Period Ended December 31,	Associated NGL Volume	Average Price(4)	Fair Value Asset(1)	Option Type
	(gallons)	(per gallon)	(in thousands)

2009	15,246,000	$0.820	$579	Puts purchased

Isobutane Put Options

Production Period Ended December 31,	Associated NGL Volume	Average Price(4)	Fair Value Liability(1)	Option Type
	(gallons)	(per gallon)	(in thousands)

2009	126,000	$0.5890	$(20)	Puts purchased

Normal Butane Put Options

Production Period Ended December 31,	Associated NGL Volume	Average Price(4)	Fair Value Asset(1)	Option Type
	(gallons)	(per gallon)	(in thousands)

2009	3,654,000	$0.943	$98	Puts purchased
2010	3,654,000	$1.038	$544	Puts purchased

			$642

Natural Gasoline Put Options

Production Period Ended December 31,	Associated NGL Volume	Average Price(4)	Fair Value Asset(1)	Option Type
	(gallons)	(per gallon)	(in thousands)

2009	3,906,000	$1.341	$549	Puts purchased
2010	3,906,000	$1.345	$902	Puts purchased

			$1,451

Crude Oil Sales Options (associated with NGL volume)

Production Period Ended December 31,	Crude Volume	Associated NGL Volume	Average Crude Price (4)	Fair Value Asset/(Liability)(3)	Option Type
	(barrels)	(gallons)	(per barrel)	(in thousands)

2009	165,000	9,321,900	$63.53	$856	Puts purchased
2009	527,700	29,874,978	$84.80	(647)	Calls sold
2010	486,000	27,356,700	$61.24	4,111	Puts purchased
2010	3,127,500	213,088,050	$86.20	(20,462)	Calls sold
2010	714,000	45,415,440	$132.17	705	Calls purchased(5)
2011	606,000	33,145,560	$100.70	(4,517)	Calls sold
2011	252,000	13,547,520	$133.16	920	Calls purchased(5)
2012	450,000	25,893,000	$102.71	(4,038)	Calls sold
2012	180,000	9,676,800	$134.27	919	Calls purchased(5)

				$(22,153)

Crude Oil Sales

Production Period Ended December 31,	Volumes	Average Fixed Price	Fair Value Liability(3)
	(barrels)	(per barrel)	(in thousands)
2009	6,000	$62.700	$(48)

Crude Oil Sales Options

Production Period Ended December 31,	Volumes	Average Crude Price(4)	Fair Value Asset(Liability)(3)	Option Type
	(barrels)	(per barrel)	(in thousands)
2009	117,000	$64.151	$604	Puts purchased
2009	76,500	$84.956	(116)	Calls sold
2010	411,000	$64.732	4,450	Puts purchased
2010	234,000	$88.088	(1,475)	Calls sold
2011	72,000	$93.109	(746)	Calls sold
2012	48,000	$90.314	(647)	Calls sold

			$2,070

	Total net liability		$(44,226)

(1)	Fair value based on independent, third-party statements, supported by observable levels at which transactions are executed in the marketplace.
(2)	Fair value based upon management estimates, including forecasted forward NGL prices.
(3)	Fair value based on forward NYMEX natural gas and light crude prices, as applicable.
(4)	Average price of options based upon average strike price adjusted by average premium paid or received.
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

Under the supervision of our general partner’s Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Certificate of Limited Partnership of Atlas Pipeline Holdings, L.P.(1)

3.2(a)	Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Holdings, L.P.(2)

3.2(b)	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Holdings, L.P.(3)

4.1	Specimen Certificate Representing Common Units(1)

10.1	Certificate of Formation of Atlas Pipeline Holdings GP, LLC(1)

10.2(a)	Amended and Restated Limited Liability Company Agreement of Atlas Pipeline Partners GP, LLC(1)

10.2(b)	Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(1)

10.2(c)	Amendment No. 2 to Second Amendment and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(4)

10.2(d)	Amendment No. 3 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(6)

10.2(e)	Amendment No. 4 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(6)

10.2(f)	Amendment No. 5 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(6)

10.2(g)	Amendment No. 6 to Second Amended and Restated Agreement of Limited Partnership(7)

10.3	Amended and Restated Certificate of Designation for 12% Cumulative Convertible Class B Preferred Units of Atlas Pipeline Partners, L.P. (7)

10.4	Common Unit Purchase Agreement dated June 17, 2008, by and between Atlas America, Inc. and Atlas Pipeline Holdings, L.P. (5)

10.5	Long-Term Incentive Plan(6)

10.6(a)	Revolving Credit Agreement dated as of July 26, 2006 by and among Atlas Pipeline Holdings, L.P., Atlas Pipeline Partners GP, LLC, Wachovia Bank, National Association and the lenders thereto(2)

10.6(b)	First Amendment to Revolving Credit Agreement dated as of June 1, 2009(8)

10.7	Atlas Pipeline Holdings II, LLC Limited Liability Company Agreement(8)

10.8	Promissory Note to Atlas America, Inc. dated June 1, 2009(8)

10.9	Guaranty Note to Atlas America, Inc. dated June 1, 2009(8)

10.10	ATN Option Agreement dated as of June 1, 2009, by and among APL Laurel Mountain, LLC, Atlas Pipeline Operating Partnership, L.P. and Atlas Energy Resources, LLC(9)

10.11	Amended and Restated Limited Liability Company Agreement of Laurel Mountain Midstream, LLC dated as of June 1, 2009(9)

10.12(a)	Revolving Credit and Term Loan Agreement dated July 27, 2007 among Atlas Pipeline Partners, L.P., the guarantors therein, Wachovia Bank, National Association, and other banks party thereto(11)

10.12(b)	Amendment No. 1 and Agreement to the Revolving Credit and Term Loan Agreement, dated June 12, 2008(11)

10.12(c)	Amendment No. 2 to Revolving Credit and Term Loan Agreement, dated May 29, 2009 (10)

10.13	Securities Purchase Agreement dated April 7, 2009, by and between Atlas Pipeline Mid-Continent, LLC and Spectra Energy Partners OLP, LP (11)

10.14	Letter Agreement, dated as of August 31, 2009, between Atlas America, Inc. and Eric Kalamaras

10.15	Phantom Unit Grant Agreement between Atlas Pipeline Mid-Continent, LLC and Eric Kalamaras, dated September 14, 2009

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification

31.2	Rule 13(a)-14(a)/14(d)-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

[1]	Previously filed as an exhibit to the registration statement on Form S-1 (File No. 333-130999).
[2]	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended June 30, 2006.
[3]	Previously filed as an exhibit to current report on Form 8-K filed January 8, 2008.
[4]	Previously filed as an exhibit to current report on Form 8-K filed July 30, 2007.
[5]	Previously filed as an exhibit to current report on Form 8-K filed June 23, 2008.
[6]	Previously filed as an exhibit to annual report on Form 10-K for the year ended December 31, 2008.
[7]	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended March 31, 2009.
[8]	Previously filed as an exhibit to current report on Form 8-K filed June 2, 2009.
[9]	Previously filed as an exhibit to current report on Form 8-K filed June 5, 2009.
[10]	Previously filed as an exhibit to current report on Form 8-K filed June 1, 2009.
[11]	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended June 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS PIPELINE HOLDINGS, L.P.
	By:	Atlas Pipeline Holdings GP, LLC, its General Partner

Date: November 6, 2009	By:	/S/ EUGENE N. DUBAY
Eugene N. Dubay
Chief Executive Officer, President, and Director
of the General Partner

Date: November 6, 2009	By:	/S/ ERIC T. KALAMARAS
Eric T. Kalamaras
Chief Financial Officer of the General Partner

Date: November 6, 2009	By:	/S/ SEAN P. MCGRATH
Sean P. McGrath
Chief Accounting Officer of the General Partner