Form 10-Q
period 2010-03-31
Atlas Pipeline Holdings, L.P.
filed 2010-05-07
CIK 1347218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of common units of the registrant outstanding on May 4, 2010 was 27,703,579.

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$178	$1,103
Accounts receivable	69,853	100,721
Current portion of derivative asset	635	998
Prepaid expenses and other	15,691	15,404

Total current assets	86,357	118,226

Property, plant and equipment, net	1,679,472	1,684,384
Intangible assets, net	161,702	168,091
Investment in joint venture	130,461	132,990
Long-term portion of derivative asset	—	361
Other assets, net	32,699	34,066

	$2,090,691	$2,138,118

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Current portion of long-term debt	$33,467	$32,255
Accounts payable – affiliates	5,646	2,304
Accounts payable	12,080	22,928
Accrued liabilities	16,813	14,549
Accrued interest payable	16,556	9,652
Current portion of derivative liability	13,426	33,833
Accrued producer liabilities	65,621	66,211

Total current liabilities	163,609	181,732

Long-term portion of derivative liability	7,893	11,126

Long-term debt, less current portion	1,202,808	1,254,183

Other long-term liability	355	398

Commitments and contingencies

Partners’ capital:
Common limited partners’ interests	(11,196)	(7,756)
Accumulated other comprehensive loss	(4,882)	(6,551)

	(16,078)	(14,307)
Non-controlling interests	(31,286)	(30,925)
Non-controlling interest in Atlas Pipeline Partners, L.P.	763,390	735,911

Total partners’ capital	716,026	690,679

	$2,090,691	$2,138,118

See accompanying notes to consolidated financial statements

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue:
Natural gas and liquids	$260,949	$144,133
Transportation, compression, processing and other fees – affiliates	176	10,068
Transportation, compression, processing and other fees – third parties	14,079	14,891
Equity income in joint venture	1,462	—
Other income, net	6,542	5,150

Total revenue and other income, net	283,208	174,242

Costs and expenses:
Natural gas and liquids	206,663	134,745
Plant operating	15,534	13,823
Transportation and compression	189	3,331
General and administrative	10,209	9,767
Compensation reimbursement – affiliates	375	375
Depreciation and amortization	22,746	22,668
Interest	27,049	21,665

Total costs and expenses	282,765	206,374

Income (loss) from continuing operations	443	(32,132)
Income from discontinued operations	—	8,876

Net income (loss)	443	(23,256)
Income attributable to non-controlling interests	(1,317)	(469)
(Income) loss attributable to non-controlling interest in Atlas Pipeline Partners, L.P.	(490)	20,642

Net loss attributable to common limited partners	$(1,364)	$(3,083)

Net income (loss) attributable to common limited partners per unit:
Basic:
Continuing operations	$(0.05)	$(0.16)
Discontinued operations	—	0.05

	$(0.05)	$(0.11)

Diluted:
Continuing operations	$(0.05)	$(0.16)

Discontinued operations	—	0.05

	$(0.05)	$(0.11)

Weighted average common limited partner units outstanding:
Basic	27,704	27,659
Diluted	27,704	27,659

Amounts attributable to common limited partners:
Continuing operations	$(1,364)	$(4,513)
Discontinued operations	—	1,430

Net income (loss) attributable to common limited partners	$(1,364)	$(3,083)

See accompanying notes to consolidated financial statements

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(in thousands, except unit data)

(Unaudited)

	Common Limited Partners’ Capital		Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Non-Controlling Interest in Atlas Pipeline Partners L.P.	Total Partners’ Capital
	Units	$
Balance at January 1, 2010	27,703,579	$(7,756)	$(6,551)	$(30,925)	$735,911	$690,679
Issuance of common limited partner units	—	—	—	—	15,332	15,332
Distributions to non-controlling interests	—	—	—	(1,678)	—	(1,678)
Unissued common units under incentive plans	—	352	—	—	123	475
Net loss on purchase and sale of subsidiary equity	—	(2,428)	—	—	2,428	—
Other comprehensive income	—	—	1,669	—	9,106	10,775
Net income (loss)	—	(1,364)	—	1,317	490	443

Balance at March 31, 2010	27,703,579	$(11,196)	$(4,882)	$(31,286)	$763,390	$716,026

See accompanying notes to consolidated financial statements

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$443	$(23,256)
Less: Income from discontinued operations	—	8,876

Net income (loss) from continuing operations	443	(32,132)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,746	22,668
Equity income in joint venture	(1,462)	—
Distributions received from joint venture	3,991	—
Non-cash compensation expense (income)	474	(973)
Amortization of deferred finance costs	1,686	1,048
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and prepaid expenses and other	30,581	26,200
Accounts payable and accrued liabilities	(2,222)	(23,170)
Derivative accounts payable and accounts receivable	(12,140)	43,885
Accounts payable and accounts receivable – affiliates	3,342	13,005

Net cash provided by continuing operations	47,439	50,531
Net cash provided by discontinued operations	—	12,411

Net cash provided by operations	47,439	62,942

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,914)	(72,196)
Other	(319)	(159)

Net cash used in continuing investing activities	(11,233)	(72,355)
Net cash used in discontinued investing activities	—	(651)

Net cash used in investing activities	(11,233)	(73,006)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	137,000	158,000
Repayments under credit facilities	(187,000)	(136,000)
Repayment of Atlas Pipeline Partners, L.P. debt	(7,661)	—
Principal payments on Atlas Pipeline Partners, L.P. capital lease	(94)	—
Net proceeds from subordinate loan and guaranty note with Atlas Energy, Inc.	4,000	—
Net proceeds from issuance of Atlas Pipeline Partners, L.P. units	15,332	—
Distributions paid to common limited partners	—	(1,660)
Net distributions paid to non-controlling interests	(1,678)	710
Distributions paid to non-controlling interest in Atlas Pipeline Partners, L.P.	—	(15,601)
Other	2,970	(212)

Net cash provided by (used in) financing activities	(37,131)	5,237

Net change in cash and cash equivalents	(925)	(4,827)
Cash and cash equivalents, beginning of period	1,103	7,285

Cash and cash equivalents, end of period	$178	$2,458

See accompanying notes to consolidated financial statements

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Atlas Pipeline Holdings, L.P. (“Atlas Pipeline Holdings” or the “Partnership”) is a publicly-traded Delaware limited partnership (NYSE: AHD). The Partnership’s wholly-owned subsidiary, Atlas Pipeline Partners GP, LLC (“Atlas Pipeline GP” or “General Partner”), a Delaware limited liability company, is the general partner of Atlas Pipeline Partners, L.P. (“APL” – NYSE: APL). The Partnership’s general partner, Atlas Pipeline Holdings GP, LLC (“Atlas Pipeline Holdings GP”), which does not have an economic interest in the Partnership and is not entitled to receive any distributions from the Partnership, manages the operations and activities of the Partnership and owes a fiduciary duty to the Partnership’s common unitholders. At March 31, 2010, the Partnership had 27,703,579 common limited partnership units outstanding.

APL is a publicly-traded Delaware limited partnership and a midstream energy service provider engaged in the gathering and processing of natural gas. APL’s operations are conducted through subsidiary entities whose equity interests are owned by Atlas Pipeline Operating Partnership, L.P. (the “Operating Partnership”), a wholly-owned subsidiary of APL. The Partnership, through its general partner interests in APL and the Operating Partnership, owns a 1.9% general partner interest in the consolidated pipeline operations of APL, through which it manages and effectively controls both APL and the Operating Partnership. The remaining 98.1% ownership interest in the consolidated pipeline operations consists of limited partner interests in APL. The Partnership also owns 5,754,253 common limited partner units in APL and 15,000 $1,000 par value Class B preferred limited partner units in APL. At March 31, 2010, APL had 53,209,734 common limited partnership units outstanding, including the 5,754,253 common units held by the Partnership, plus the 15,000 $1,000 par value Class B preferred units held by the Partnership.

On March 31, 2010, APL’s partnership agreement was amended to provide a temporary waiver of a capital contribution required for Atlas Pipeline GP to maintain its 2.0% general partner interest in APL, relative to the January 2010 issuance of APL common units for warrants exercised. Atlas Pipeline GP will not be required to make such capital contribution until it has received aggregate distributions from APL, beginning with the first quarter of 2010, sufficient to fund the required capital contribution. During this waiver period Atlas Pipeline GP’s interest in APL and the Operating Partnership will be reduced by approximately 0.1% (see Note 5).

The Partnership’s assets consist principally of 100% ownership interest in Atlas Pipeline GP, which as of March 31, 2010, together with the Partnership, owns:

•	a 1.9% general partner interest in APL, which entitles it to receive 1.9% of the cash distributed by APL;

•

all of the incentive distribution rights in APL, which entitle it to receive increasing percentages, up to a maximum of 48.0%, of any cash distributed by APL as it reaches certain target distribution levels in excess of $0.42 per APL common unit in any quarter.

•

In connection with APL’s acquisition of control of the Chaney Dell and Midkiff/Benedum systems, Atlas Pipeline GP agreed to allocate up to $3.75 million of its incentive distribution rights per quarter back to APL after Atlas Pipeline GP receives the initial $7.0 million per quarter of incentive distribution rights;

•	5,754,253 common units of APL, representing approximately 10.8% of the 53,209,734 outstanding common limited partnership units of APL, and

•	15,000 $1,000 par value 12.0% Class B cumulative preferred limited partner units of APL.

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

Atlas Energy, Inc and its affiliates (“Atlas Energy”), a publicly-traded company (NASDAQ: ATLS), owned 100% of Atlas Pipeline Holdings GP and a 64.3% ownership interest in the common units of the Partnership at March 31, 2009. In addition to its ownership interest in the Partnership, Atlas Energy also owned, at March 31, 2010, 1,112,000 of APL’s common limited partnership units, representing a 2.1% ownership interest in APL.

The majority of the natural gas that APL and its affiliates, including Laurel Mountain Midstream LLC (“Laurel Mountain”), gather in Appalachia is derived from wells operated by Atlas Energy. Laurel Mountain, which was formed in May 2009, is a joint venture between APL and The Williams Companies, Inc. (NYSE: WMB) (“Williams”) in which APL has a 49% ownership interest and Williams holds the remaining 51% ownership interest.

The Partnership has adjusted its consolidated financial statements and related footnote disclosures presented within this Form 10-Q from the amounts previously presented to reflect the following items:

•

In May 2009, APL completed the sale of its NOARK gas gathering and interstate pipeline system (“NOARK”) (see Note 4). The Partnership has retrospectively adjusted its prior period consolidated financial statements to reflect the amounts related to the operations of NOARK as discontinued operations; and

•

On January 1, 2010, the Partnership reclassified a portion of its income, within its consolidated statements of operations, to “Transportation, Compression, Processing and Other Fees” for fee-based revenues which were previously reported within “Natural Gas and Liquids”. This reclassification was made in order to provide clarity between the revenue that is commodity based and the revenue that is fee-based.

The accompanying consolidated financial statements, which are unaudited except that the balance sheet at December 31, 2009 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three month period ended March 31, 2010 may not necessarily be indicative of the results of operations for the full year ending December 31, 2010. Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to matters discussed further within this note, a more thorough discussion of the Partnership’s significant accounting policies is included in its audited consolidated financial statements and notes thereto in its Annual Report on Form 10-K for the year ended December 31, 2009.

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

Non-Controlling Interest in Atlas Pipeline Partners, L.P.

The non-controlling interest in APL on the Partnership’s consolidated financial statements reflects the outside ownership interests in APL, which was 87.3% and 86.8% at March 31, 2010 and December 31, 2009, respectively. The non-controlling interests in APL in the Partnership’s consolidated statements of operations is calculated quarterly by multiplying (i) the weighted average APL common limited partner units outstanding held by non-affiliated third parties by (ii) the consolidated net income (loss) per APL common limited partner unit for the respective quarter. The net income (loss) per APL common limited partner unit is calculated by dividing the net income (loss) allocated to common limited partners, after the allocation of net income (loss) to the Partnership as general partner in accordance with the terms of the APL partnership agreement, by the total weighted average APL common limited partner units outstanding. The Partnership’s general partner interest in the net income (loss) of APL is based upon its 1.9% general partner ownership interest and incentive distributions, with a priority allocation of APL’s net income (loss) in an amount equal to the incentive distributions, in accordance with the APL partnership agreement, and the remaining APL net income (loss) allocated with respect to the general partner’s and APL’s limited partners’ ownership interests. The non-controlling interest in APL on the Partnership’s consolidated balance sheets principally reflects the sum of the allocation of APL’s consolidated net income (loss) to the non-controlling interest in APL and the contributed capital of non-controlling interests through the sale of limited partner units in APL, partially offset by APL quarterly cash distributions to the non-controlling interest owners.

During the three months ended March 31, 2010, APL’s warrant holders exercised their warrants to purchase 2,689,765 common units (see Note 5). As a result of these transactions, the Partnership’s ownership percentage in APL, including its 1.9% interest as general partner, was reduced. Pursuant to Securities and

Exchange Commission Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary” (“SAB No. 51”), during the three months ended March 31, 2010, the Partnership recorded a $2.4 million increase to non-controlling interest in APL with a corresponding decrease to its limited Partners’ Capital, which represents the difference between the Partnership’s share of the underlying book value in APL before and after the respective common unit transactions, on its consolidated balance sheet.

Equity Method Investments

The Partnership’s consolidated financial statements include APL’s 49% ownership interest in Laurel Mountain, a joint venture which owns and operates APL’s former Appalachia Basin natural gas gathering systems, excluding APL’s northeastern Tennessee operations. The Partnership accounts for APL’s investment in the joint venture under the equity method of accounting. Under this method, the Partnership records APL’s proportionate share of the joint venture’s net income (loss) as equity income on its consolidated statements of operations.

Use of Estimates

The preparation of the Partnership’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities that exist at the date of the Partnership’s consolidated financial statements, as well as the reported amounts of revenue and expense during the reporting periods. The Partnership’s consolidated financial statements are based on a number of significant estimates, including revenue and expense accruals, depreciation and amortization, asset impairment, the fair value of the Partnership’s and APL’s derivative instruments, the probability of forecasted transactions, APL’s allocation of purchase price to the fair value of assets it acquired, and other items. Actual results could differ from those estimates.

The natural gas industry principally conducts its business by processing actual transactions at the end of the month following the month of delivery. Consequently, the most current month’s financial results were recorded using estimated volumes and commodity market prices. Differences between estimated and actual amounts are recorded in the following month’s financial results. Management believes that the operating results presented represent actual results in all material respects (see “-Revenue Recognition” accounting policy for further description).

Receivables

The amounts included within accounts receivable on the Partnership’s consolidated balance sheet at March 31, 2010 and December 31, 2009 are associated entirely with APL’s operating activities. In evaluating the realizability of its accounts receivable, APL performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by APL’s review of its customers’ credit information. APL extends credit on an unsecured basis to many of its customers. At March 31, 2010 and December 31, 2009, APL recorded no allowance for uncollectible accounts receivable on its consolidated balance sheets.

Capitalized Interest

APL capitalizes interest on borrowed funds related to capital projects only for periods that activities are in progress to bring these projects to their intended use. The weighted average rate used to capitalize interest on borrowed funds by APL was 7.4% and 4.8% for the three months ended March 31, 2010 and 2009, respectively. The amount of interest capitalized was $0.2 million and $1.4 million for the three months ended March 31, 2010 and 2009, respectively.

Intangible Assets

APL has recorded intangible assets with finite lives in connection with certain consummated acquisitions. The following table reflects the components of intangible assets being amortized at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009	Estimated Useful Lives In Years
Gross Carrying Amount:
Customer contracts	$12,810	$12,810	8
Customer relationships	222,572	222,572	7–20

	$235,382	$235,382

Accumulated Amortization:
Customer contracts	$(7,794)	$(7,397)
Customer relationships	(65,886)	(59,894)

	$(73,680)	$(67,291)

Net Carrying Amount:
Customer contracts	$5,016	$5,413
Customer relationships	156,686	162,678

	$161,702	$168,091

APL amortizes intangible assets with finite useful lives over their estimated useful lives. If an intangible asset has a finite useful life, but the precise length of that life is not known, that intangible asset must be amortized over the best estimate of its useful life. At a minimum, APL will assess the useful lives of all intangible assets on an annual basis to determine if adjustments are required. The estimated useful life for APL’s customer contract intangible assets is based upon the approximate average length of customer contracts in existence and expected renewals at the date of acquisition. The estimated useful life for APL’s customer relationship intangible assets is based upon the estimated average length of non-contracted customer relationships in existence at the date of acquisition, adjusted for management’s estimate of whether these individual relationships will continue in excess or less than the average length. Amortization expense on intangible assets was $6.4 million for both the three months ended March 31, 2010 and 2009. Amortization expense related to intangible assets is estimated to be as follows for each of the next five calendar years: 2010 to 2012 - $25.6 million; 2013 - $24.5 million; 2014 - $20.4 million.

Net Income (Loss) Per Common Unit

Basic net income (loss) attributable to common limited partners per unit is computed by dividing net income (loss) attributable to common limited partners, which is determined after the deduction of net income attributable to participating securities, if applicable, by the weighted average number of common limited partner units outstanding during the period.

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of Earnings per Unit pursuant to the two-class method. The Partnership’s phantom unit awards, which consist of common units issuable under the terms of its long-term incentive plan and incentive compensation agreements (see Note 13), contain non-forfeitable rights to distribution equivalents of the Partnership. The participation rights result in a non-contingent transfer of value each time the Partnership declares a distribution or distribution equivalent right during the award’s vesting period. However, unless the contractual terms of the participating securities require the holders to share in the losses of the entity, net loss is not allocated to the participating securities. As such, the net income (loss) utilized in the calculation of net income (loss) per unit must be after the allocation of only net income to the phantom units on a pro-rata basis.

The following is a reconciliation of net income (loss) from continuing operations and net income from discontinued operations allocated to the common limited partners for purposes of calculating net income (loss) attributable to common limited partners per unit (in thousands, except per unit data):

	Three Months Ended March 31,
	2010	2009(1)
Continuing operations:
Net income (loss)	$443	$(32,132)
Income attributable to non-controlling interests	(1,317)	(469)
(Income) loss attributable to non-controlling interests – Atlas Pipeline Partners, L.P.	(490)	28,088

Net loss attributable to common limited partners	(1,364)	(4,513)
Less: Net income attributable to participating securities – phantom units(2)	—	—

Net loss utilized in the calculation of net loss from continuing operations attributable to common limited partners per unit	$(1,364)	$(4,513)

Discontinued operations:
Net income	$—	$8,876
Income attributable to non-controlling interests – Atlas Pipeline Partners, L.P.	—	(7,446)

Net income utilized in the calculation of net income from discontinued operations attributable to common limited partners per unit	$—	$1,430

(1)	Restated to reflect amounts reclassified to discontinued operations due to APL’s sale of its NOARK gas gathering and intrastate pipeline system (see Note 4).
(2)	Net income attributable to common limited partners’ ownership interest is allocated to the phantom units on a pro-rata basis (weighted average phantom units outstanding as a percentage of the sum of the weighted average phantom units and common limited partner units outstanding). For the three months ended March 31, 2010 and 2009, net loss attributable to common limited partners’ ownership interest is not allocated to approximately 138,000 and 212,000 phantom units, respectively, because the contractual terms of the phantom units as participating securities do not require the holders to share in the losses of the entity.

Diluted net income (loss) attributable to common limited partners per unit is calculated by dividing net income (loss) attributable to common limited partners, less income allocable to participating securities, by the sum of the weighted average number of common limited partner units outstanding and the dilutive effect of unit option awards, as calculated by the treasury stock method. Unit options consist of common units issuable upon payment of an exercise price by the participant under the terms of the Partnership’s long-term incentive plan (see Note 13).

The following table sets forth the reconciliation of the Partnership’s weighted average number of common limited partner units used to compute basic net income (loss) attributable to common limited partners per unit with those used to compute diluted net income (loss) attributable to common limited partners per unit (in thousands):

	Three Months Ended March 31,
	2010	2009
Weighted average common limited partners per unit - basic	27,703	27,659
Add effect of participating securities – phantom units(1)	—	—
Add effect of dilutive option incentive awards(2)	—	—

Weighted average common limited partners per unit - diluted	27,703	27,659

(1)	For the three months ended March 31, 2010 and 2009, approximately 138,000 and 212,000 phantom units were excluded from the computation of diluted earnings attributable to common limited partners per unit because the inclusion of such phantom units would have been anti-dilutive.
(2)	For the three months ended March 31, 2010 and 2009, approximately 1.0 million unit options were excluded from the computation of diluted earnings attributable to common limited partners per unit because the inclusion of such unit options would have been anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net income (loss), are referred to as “other comprehensive income (loss)” or “OCI” and for the Partnership only include changes in the fair value of unsettled derivative contracts which were accounted for as cash flow hedges (see Note 9). The following table sets forth the calculation of the Partnership’s comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income (loss)	$443	$(23,256)
Income attributable to non-controlling interests	(1,317)	(469)
(Income) loss attributable to non-controlling interests - Atlas Pipeline Partners, L.P.	(490)	20,642

Net loss attributable to common limited partners	(1,364)	(3,083)

Other comprehensive income:
Change in fair value of derivative instruments accounted for as cash flow hedges	—	(1,377)
Changes in non-controlling interest related to items in other comprehensive income (loss)	(9,106)	(16,580)
Add: adjustment for realized losses reclassified to net loss	10,775	19,024

Total other comprehensive income	1,669	1,067

Comprehensive income (loss)	$305	$(2,016)

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

Keep-Whole Contracts. These contracts require APL, as the processor and gatherer, to gather or purchase raw natural gas at current market rates. The volume of gas gathered or purchased is based on the measured volume at an agreed upon location (generally at the wellhead). The volume of gas redelivered or sold at the tailgate of APL’s processing facility will be lower than the volume purchased at the wellhead primarily due to British Thermal Units (“BTUs”) extracted when processed through a plant. APL must make up or “keep the producer whole” for this loss in volume. To offset the make-up obligation, APL retains the NGLs which are extracted and sells them for its own account. Therefore, APL bears the economic risk (the “processing margin risk”) that (i) the volume of residue gas available for redelivery to the producer may be less than APL received from the producer; or (ii) the aggregate proceeds from the sale of the processed natural gas and NGLs could be less than the amount that APL paid for the unprocessed natural gas. In order to help mitigate the risk associated with Keep-Whole contracts APL generally imposes a fee to gather the gas that is settled under this arrangement. Also, because the natural gas volumes contracted under Keep-Whole agreements is often lower in BTU content and thus, can meet downstream pipeline specifications without being processed, the natural gas can be bypassed around the processing plants on these systems and delivered directly into downstream pipelines during periods of margin risk.

APL accrues unbilled revenue due to timing differences between the delivery of natural gas, NGLs, and condensate and the receipt of a delivery statement. This revenue is recorded based upon volumetric data from APL’s records and management estimates of the related gathering and compression fees which are, in turn, based upon applicable product prices (see “-Use of Estimates” accounting policy for further description). APL had unbilled revenues at March 31, 2010 and December 31, 2009 of $35.0 million and $65.4 million, respectively, which are included in accounts receivable and accounts receivable-affiliates within the Partnership’s consolidated balance sheets.

Recently Adopted Accounting Standards

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures - Improving Disclosures about Fair Value Measurements,” which provides enhanced disclosure requirements for activity in Levels 1, 2 and 3 fair value measurements. The update requires significant transfers in and out of Levels 1 and 2 fair value measurements to be reported separately and the reasons for such transfers to be disclosed. The update also requires information regarding purchases, sales, issuances, and settlements to be disclosed separately on a gross basis in the reconciliation of fair value measurements using unobservable inputs for all activity in Level 3 fair value measurements. Additionally, the update clarifies that fair value measurement for each class of assets and liabilities must be disclosed as well as disclosures pertaining to the inputs and valuation techniques for both recurring and nonrecurring fair value measurements in Levels 2 and 3. These requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those requirements will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Partnership adopted these requirements on January 1, 2010 and it did not have a material impact on its financial position, results of operations or related disclosures.

NOTE 3 – INVESTMENT IN JOINT VENTURE

On May 31, 2009, APL and subsidiaries of Williams completed the formation of Laurel Mountain, a joint venture which owns and operates APL’s previously owned Appalachia natural gas gathering system, excluding APL’s northeastern Tennessee operations. Williams contributed cash and a note receivable of $25.5 million to the joint venture and owns 51% interest in Laurel Mountain. APL contributed the Appalachia natural gas gathering system and owns a 49% interest in Laurel Mountain. APL is also entitled to preferred distribution rights relating to all payments on the note receivable. Williams performs the day to day operations of the joint venture.

APL recognizes its 49% ownership interest in Laurel Mountain as an investment in joint venture on its consolidated balance sheet at fair value. APL accounts for its ownership interest in Laurel Mountain under the equity method of accounting, with recognition of its ownership interest in the income of Laurel Mountain as equity income on its consolidated statements of operations. As of March 31, 2010, APL has utilized $8.5 million of the $25.5 million note receivable to make capital contributions to Laurel Mountain.

The following table provides the joint venture’s summarized statement of operations for the three months ended March 31, 2010 and balance sheet data as of March 31, 2010 (in thousands):

Three Months Ended March 31, 2010
Statement of Operations data:
Total revenue	$11,084
Net income	2,645

March 31, 2010
Balance Sheet data:
Current assets	$14,009
Long-term assets	256,198
Current liabilities	13,551
Long-term liabilities	9,437
Net equity	247,219

NOTE 4 – DISCONTINUED OPERATIONS

On May 4, 2009, APL completed the sale of its NOARK gas gathering and interstate pipeline system to Spectra Energy Partners OLP, LP (NYSE:SEP) (“Spectra”). APL accounted for the earnings of the NOARK system assets as discontinued operations within the Partnership’s consolidated financial statements. The following table summarizes the components included within income from discontinued operations on the Partnership’s consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2010	2009
Total revenue and other income, net	$—	$16,005
Total costs and expenses	—	(7,129)

Earnings of discontinued operations	$—	$8,876

NOTE 5 – APL COMMON UNIT EQUITY OFFERINGS

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

On January 7, 2010, APL executed amendments to the warrants originally issued in August 2009. The amendments to the warrants provided that, for the period January 8 through January 12, 2010, the warrant exercise price was lowered to $6.00 per unit from $6.35 per unit. In connection with the amendments, the holders of the warrants exercised all of the warrants for cash, which resulted in net cash proceeds of approximately $15.3 million to APL. APL utilized the net proceeds from the common unit offering to repay a portion of its indebtedness under its senior secured term loan (see Note 11) and to fund the early termination of certain APL derivative agreements (see Note 9).

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

On March 31, 2010, APL and the Operating Partnership amended their respective partnership agreements to temporarily waive the requirement that Atlas Pipeline GP make aggregate cash contributions of approximately $0.3 million, which was required in connection with APL’s issuance of 2,689,765 of its common units upon the exercise of warrants in January 2010. The waiver will remain in effect until Atlas Pipeline GP has received aggregate distributions from APL sufficient to fund the required capital contribution. During the waiver period, the aggregate ownership percentage attributable to Atlas Pipeline GP’s general partner interest in APL and the Operating Partnership is reduced to 1.9%. Both amendments were approved by APL’s conflicts committee and managing board, and are effective as of January 11, 2010.

NOTE 6 – CASH DISTRIBUTIONS

Atlas Pipeline Holdings Cash Distributions

The Partnership has a cash distribution policy under which it distributes, within 50 days after the end of each quarter, all of its available cash (as defined in the partnership agreement) for that quarter to its common unitholders. Distributions declared by the Partnership for the period from January 1, 2009 through March 31, 2010 were as follows:

Date Cash Distribution Paid	For Quarter Ended	Cash Distribution per Common Limited Partner Unit	Total Cash Distribution to Common Limited Partners
			(in thousands)
February 19, 2009	December 31, 2008	$0.06	$1,660

There were no cash distributions declared by the Partnership for the quarters ended March 31, 2009 through March 31, 2010. On June 1, 2009, the Partnership entered into an amendment to its credit facility agreement which, among other changes, prohibited the Partnership from paying any cash distribution on its equity while the credit facility was in effect. The credit facility is no longer in effect after April 13, 2010.

APL Cash Distributions

APL is required to distribute, within 45 days after the end of each quarter, all of its available cash (as defined in its partnership agreement) for that quarter to its common unitholders and the Partnership, as general partner. If APL’s common unit distributions in any quarter exceed specified target levels, the Partnership will receive between 15% and 50% of such distributions in excess of the specified target levels. Common unit and General Partner distributions declared by APL for the period from January 1, 2009 through March 31, 2010 were as follows:

Date Cash Distribution Paid	For Quarter Ended	APL Cash Distribution per Common Limited Partner Unit	Total APL Cash Distribution To Common Limited Partners	Total APL Cash Distribution To the General Partner
			(in thousands)	(in thousands)
February 13, 2009	December 31, 2008	$0.38	$17,463	$358
May 15, 2009	March 31, 2009	$0.15	$7,149	$147

In accordance with APL’s senior secured credit facility, APL did not declare a cash distribution for the quarters ended June 30, 2009 through March 31, 2010 (see Note 11). APL is also prohibited by its Limited Partnership Agreement from lending money to Atlas Pipeline GP, the Partnership’s wholly-owned subsidiary, or any of its affiliates. As of December 31, 2009, APL had consolidated restricted net assets of $723.5 million.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment (in thousands):

	March 31, 2010	December 31, 2009	Estimated Useful Lives in Years
Pipelines, processing and compression facilities	$1,668,645	$1,658,282	2 – 40
Rights of way	167,545	167,048	20 – 40
Buildings	8,920	8,920	40
Furniture and equipment	9,792	9,538	3 – 7
Other	13,142	12,849	3 – 10

	1,868,044	1,856,637
Less – accumulated depreciation	(188,572)	(172,253)

	$1,679,472	$1,684,384

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

Leased property and equipment meeting capital lease criteria are capitalized at the original cost of the equipment and are included within property plant and equipment. Amortization is calculated on a straight-line method based upon the estimated useful lives of the assets.

NOTE 8 – OTHER ASSETS

The following is a summary of other assets (in thousands):

	March 31, 2010	December 31, 2009
Deferred finance costs, net of accumulated amortization of $27,438 and $25,752 at March 31, 2010 and December 31, 2009, respectively	$25,719	$27,404
Long-term pipeline lease prepayment	3,731	3,168
Security deposits	3,249	3,494

	$32,699	$34,066

Deferred finance costs are recorded at cost and amortized over the term of the respective debt agreement (see Note 11). Total amortization expense of deferred finance costs for the Partnership and APL was $1.7 million and $1.0 million for the three months ended March 31, 2010 and 2009, respectively, which is recorded within interest expense on the Partnership’s consolidated statements of operations. Amortization expense related to deferred finance costs is estimated to be as follows for each of the next five calendar years: 2010 to 2012 - $6.2 million; 2013 - $4.4 million; 2014 - $1.7 million.

NOTE 9 – DERIVATIVE INSTRUMENTS

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

On July 1, 2008, APL discontinued hedge accounting for all of its existing commodity derivatives which were previously qualified as hedges. As such, subsequent changes in fair value of these derivatives are recognized immediately within other income, net in the Partnership’s consolidated statements of operations. The fair value of these commodity derivative instruments at June 30, 2008, which was recognized in accumulated other comprehensive loss within Partners’ capital on the Partnership’s consolidated balance sheet, will be reclassified to the Partnership’s consolidated statements of operations in the future at the time the originally hedged physical transactions affect earnings.

At March 31, 2010, the Partnership had an interest rate derivative contract having an aggregate notional principal amount of $25.0 million. Under the terms of agreement, the Partnership will pay an interest rate of 3.01%, plus the applicable margin as defined under the terms of its credit facility (see Note 11), and will receive LIBOR, plus the applicable margin, on the notional principal amounts. The interest rate swap expires on May 28, 2010. The Partnership repaid a portion of its borrowings under the credit facility in 2009 and January 2010 with a resulting balance of $4.0 million outstanding under the credit facility at March 31, 2010. This credit facility matured April 13, 2010. In accordance with the June 2009 amendment to its credit facility (see Note 11), the Partnership is prohibited from borrowing additional amounts under its credit facility once the amounts have been repaid. The portion of any gain or loss in other comprehensive income related to forecasted hedge transactions that are no longer expected to occur are to be removed from other comprehensive income and recognized within the statements of operations. As a result of this reduction in borrowings under the credit facility below the notional amount of the interest rate derivative contract, the Partnership recognized an expense of $20.0 thousand within other income, net in its consolidated statements of operations for the three months ended March 31, 2010.

At March 31, 2010, APL had interest rate derivative contracts having aggregate notional principal amounts of $250.0 million. Under the terms of these agreements, APL will pay weighted average interest rates of 3.14%, plus the applicable margin as defined under the terms of its credit facility (see Note 11), and will receive LIBOR, plus the applicable margin, on the notional principal amounts. The APL interest rate swap agreements expire April 30, 2010.

Beginning May 29, 2009, the Partnership and APL discontinued hedge accounting for its interest rate derivatives which were previously qualified as hedges. As such, subsequent changes in the fair value of these derivatives will be recognized immediately within other income, net in the Partnership’s consolidated statements of operations. The fair value of these derivative instruments at May 29, 2009, which was recognized in accumulated other comprehensive loss within Partners’ capital on the Partnership’s consolidated balance sheet, will be reclassified to the Partnership’s consolidated statements of operations in the future at the time the originally hedged interest rates affect earnings.

The Partnership’s and APL’s derivatives are recorded on the Partnership’s consolidated balance sheet as assets or liabilities at fair value. Premium costs for purchased options are recorded on the Partnership’s consolidated balance sheet as the initial value of the options. Changes in the fair value of the options are recognized within other income, net as unrealized gain (loss) on the Partnership’s consolidated statements of operations. Premium costs are reclassified to realized gain (loss) within other income, net at the time the option expires or is exercised. At March 31, 2010 and December 31, 2009, the Partnership reflected net derivative liabilities on its consolidated balance sheets of $20.7 million and $43.6 million, respectively. Of the $4.9 million of net loss in accumulated other comprehensive loss within Partners’ Capital (deficit) on the Partnership’s consolidated balance sheet at March 31, 2010, the Partnership will reclassify $2.7 million of losses to the Partnership’s consolidated statements of operations over the next twelve month period, consisting of $2.6 million of losses to natural gas and liquids revenue and $0.1 million of losses to interest expense. Aggregate losses of $2.2 million will be reclassified to the Partnership’s consolidated statements of operations in later periods, consisting of losses to natural gas and liquids revenue. At March 31, 2010, no derivative instruments are designated as hedges for hedge accounting purposes.

The fair value of the Partnership’s and APL’s derivative instruments was included in its consolidated balance sheets as follows (in thousands):

	March 31, 2010	December 31, 2009
Current portion of derivative asset	$635	$998
Long-term derivative asset	–	361
Current portion of derivative liability	(13,426)	(33,833)
Long-term derivative liability	(7,893)	(11,126)

	$(20,684)	$(43,600)

The following table summarizes the Partnership’s and APL’s gross fair values of derivative instruments for the period indicated (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	March 31, 2010	December 31, 2009	Balance Sheet Location	March 31, 2010	December 31, 2009
Interest rate contracts	N/A	$—	$—	Current portion of derivative liability	$(600)	$(2,533)
Interest rate contracts	N/A	—	—	Current portion of derivative asset	(118)	(593)
Commodity contracts	Current portion of derivative asset	753	1,591	N/A	—	—
Commodity contracts	Long-term derivative asset	—	361	N/A	—	—
Commodity contracts	Current portion of derivative liability	3,718	6,562	Current portion of derivative liability	(16,544)	(37,862)
Commodity contracts	Long-term derivative liability	2,385	3,435	Long-term derivative liability	(10,278)	(14,561)

		$6,856	$11,949		$(27,540)	$(55,549)

As of March 31, 2010, the Partnership had the following interest rate derivatives, which do not qualify for hedge accounting:

Interest Fixed-Rate Swaps

Term	Amount	Type	Fair Value(1) Liability (in thousands)
May 2008-May 2010	$25,000,000	Pay 3.01% —Receive LIBOR	$(115)

(1)	See Note 10 for discussion on fair value methodology.

As of March 31, 2010, APL had the following interest rate and commodity derivatives, which do not qualify for hedge accounting:

Interest Fixed-Rate Swaps

Term	Amount	Type	Fair Value(1) Liability (in thousands)
April 2008-April 2010	$250,000,000	Pay 3.14% —Receive LIBOR	$(603)

Fixed Price Swaps

Production Period	Purchased/ Sold	Commodity	Volumes(2)	Average Fixed Price	Fair Value(1) Asset/ (Liability) (in thousands)

Natural Gas

2010	Sold	Natural Gas Basis	3,390,000	(0.659)	$(1,775)
2010	Purchased	Natural Gas Basis	5,580,000	(0.619)	2,523
2011	Sold	Natural Gas Basis	1,920,000	(0.728)	(988)
2011	Purchased	Natural Gas Basis	1,920,000	(0.758)	1,045
2012	Sold	Natural Gas Basis	720,000	(0.685)	(321)
2012	Purchased	Natural Gas Basis	720,000	(0.685)	321

Natural Gas Liquids

2010	Sold	Propane	17,640,000	1.108	(423)

Total Fixed Price Swaps					$382

Options

Production Period	Purchased/ Sold	Type	Commodity	Volumes(2)	Average Strike Price	Fair Value(1) Asset/ (Liability) (in thousands)

Natural Gas

2010	Purchased	Call	Natural Gas	6,390,000	$5.829	$(672)

Natural Gas Liquids

2010	Purchased	Put	Propane	23,688,000	$1.073	84
2010	Purchased	Put	Normal Butane	2,772,000	1.440	(187)

Crude Oil

2010	Purchased	Put	Crude Oil	627,000	74.31	1,045
2010	Sold	Call	Crude Oil	1,961,250	83.83	(12,184)
2010	Purchased(3)	Call	Crude Oil	444,000	120.00	107
2011	Sold	Call	Crude Oil	678,000	94.68	(4,996)
2011	Purchased(3)	Call	Crude Oil	252,000	120.00	548
2012	Sold	Call	Crude Oil	498,000	95.83	(4,871)
2012	Purchased(3)	Call	Crude Oil	180,000	120.00	778

Total Options						$(20,348)

Total Fair Value						$(20,569)

(1)	See Note 10 for discussion on fair value methodology.
(2)	Volumes for Natural Gas are stated in MMBTU’s. Volumes for NGLs are stated in gallons. Volumes for Crude Oil are stated in barrels.
(3)	Calls purchased for 2010 through 2012 represent offsetting positions for calls sold. These offsetting positions were entered into to limit the loss which could be incurred if crude oil prices continued to rise.

During the three months ended March 31, 2010 and 2009, APL made net payments of $13.4 million and $5.0 million, respectively, related to the early termination of derivative contracts. Terminated derivative contracts were to expire at various times through the fourth quarter of 2012. During the three months ended March 31, 2010 and 2009, the Partnership recognized the following derivative activity related to APL’s early termination of these derivative instruments within its consolidated statements of operations (in thousands):

Early termination of derivative contracts	For the Three Months Ended March 31,
	2010	2009
Cash paid for early termination	$(13,370)	$(5,000)
Less: Deferred recognition of gain on early termination(1)	(5,615)	—

Total realized loss at early termination(3)	(18,985)	(5,000)

Net cash derivative expense included within natural gas and liquids revenue	5,197	—
Net cash derivative expense included within other income, net	(24,182)	(5,000)
Recognition of deferred hedge loss from prior periods included within natural gas and liquids revenue(2)	(15,532)	(21,944)
Recognition of deferred hedge gain from prior periods included within other income, net(2)	22,084	12,103

Total realized loss from early termination recognized in current period(3)	$(12,433)	$(14,841)

(1)	Deferred recognition is based upon effective portion of hedges deferred to OCI.
(2)	Non-Cash recognition of deferred hedge gain (loss) includes (i) theoretical premiums related to calls sold in conjunction with puts purchased in costless collars in which the puts were sold as part of the equity unwinds in 2008 and (ii) the effective portion of hedges deferred to OCI.
(3)	Realized gain (loss) represents the gain/loss recognized when the derivative contract is settled. A portion of realized gain (loss) recognized in other income, net is a reclassification of unrealized gain (loss) previously recognized as a factor of recording the changes in the fair value of the derivatives prior to settlement.

In addition, the Partnership will recognize $13.7 million in the period beginning April 1, 2010 and ending on December 31, 2010 and $2.3 million and $2.0 million of income in years 2011 and 2012, respectively, the remaining period for which the hedged physical transactions are scheduled to be settled, in the Partnership’s consolidated statements of operations. This $18.0 million includes $16.1 million of income related to the theoretical premiums for unwound options which had previously been purchased or sold as part of costless collars, plus $1.9 million which will be reclassified from accumulated other comprehensive loss within Partners’ capital on the Partnership’s consolidated balance sheet.

The following tables summarize the gross effect of the Partnership’s and APL’s derivative instruments, including the transactions referenced above, on the Partnership’s consolidated statements of operations for the period indicated (in thousands):

	Gain (Loss) Recognized in Accumulated OCI		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months ended March 31,			Three Months ended March 31,
	2010	2009	Location	2010	2009
Interest rate contracts(1)	$—	$(1,377)	Interest expense	$(1,823)	$(3,055)
Interest rate contracts(1)	—	—	Other income, net	(20)	—
Commodity contracts(1)	—	—	Natural gas and liquids revenue	(8,933)	(15,970)

	$—	$(1,377)		$(10,776)	$(19,025)

	Gain (Loss) Recognized in Income (Derivatives not designated as hedges)
		Three Months ended March 31,
	Location	2010	2009
Interest rate contracts(1)	Other income, net	$(10)	$—
Commodity contracts(1)	Natural gas and liquids revenue	—	(4,203)
Commodity contracts(2)	Other income, net	4,139	316

		$4,129	$(3,887)

(1)	Hedges previously designated as cash flow hedges
(2)	Dedesignated cash flow hedges and non-designated hedges

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Derivative Instruments

The Partnership uses a valuation framework based upon inputs that market participants use in pricing an asset or liability, which are classified into two categories: observable inputs and unobservable inputs. Observable inputs represent market data obtained from independent sources, whereas unobservable inputs reflect the Partnership’s own market assumptions, which are used if observable inputs are not reasonably available without undue cost and effort. These two types of inputs are further prioritized into the following hierarchy:

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

The Partnership uses a fair value methodology to value the assets and liabilities for its outstanding derivative contracts (see Note 9). At March 31, 2010, all of the Partnership’s and APL’s derivative contracts are defined as Level 2, with the exception of APL’s NGL fixed price swaps and NGL options. APL’s Level 2 commodity derivatives include natural gas and crude oil swaps and options which are calculated based upon observable market data related to the change in price of the underlying commodity. These swaps and options are calculated by utilizing the New York Mercantile Exchange (“NYMEX”) quoted price for futures and options contracts traded on NYMEX that coincide with the underlying commodity, expiration period, strike price (if applicable) and pricing formula. The Partnership’s and APL’s interest rate derivative contracts are valued using a LIBOR rate-based forward price curve model, and are therefore defined as Level 2. Valuations for APL’s NGL fixed price swaps are based on a forward price curve modeled on a regression analysis of quoted price curves for NGL’s for similar locations, and therefore are defined as Level 3. Valuations for APL’s NGL options are based on forward price curves developed by the related financial institutions, and therefore are defined as Level 3.

The following table represents the Partnership’s and APL’s assets and liabilities recorded at fair value as of March 31, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Commodity swaps	$—	$3,889	$–	$3,889
Commodity options	—	2,531	435	2,966

Total assets	$—	$6,420	$435	$6,855

Liabilities
Commodity swaps	$—	$(3,084)	$(423)	$(3,507)
Commodity options	—	(22,776)	(538)	(23,314)
Interest rate swaps	—	(718)	—	(718)

Total liabilities	$—	$(26,578)	$(961)	$(27,539)

Total derivatives	$—	$(20,158)	$(526)	$(20,684)

APL’s Level 3 fair value amount relates to its derivative contracts on NGL fixed price swaps and NGL options. The following table provides a summary of changes in fair value of APL’s Level 3 derivative instruments for the three months ended March 31, 2010 (in thousands):

	NGL Fixed Price Swaps		NGL Put Options		Total
	Volume(1)	Amount	Volume(1)	Amount	Amount
Balance – December 31, 2009	—	$—	43,470	$1,268	$1,268
New contracts	17,640	—	8,820	—	—
Cash settlements from unrealized loss(2)(3)	—	—	(25,830)	3,951	3,951
Net change in unrealized loss(2)	—	(423)	—	(1,371)	(1,794)
Deferred option premium recognition(3)	—	—	—	(3,951)	(3,951)

Balance – March 31, 2010	17,640	$(423)	26,460	$(103)	$(526)

(1)	Volumes for NGLs are stated in gallons.
(2)	Included within other income, net on the Partnership’s consolidated statements of operations.
(3)	Includes option premium cost reclassified from unrealized gain (loss) to realized gain (loss) at time of option expiration.

Other Financial Instruments

The estimated fair value of the Partnership’s and APL’s other financial instruments has been determined based upon its assessment of available market information and valuation methodologies. However, these estimates may not necessarily be indicative of the amounts that the Partnership or APL could realize upon the sale or refinancing of such financial instruments.

The Partnership’s current assets and liabilities on its consolidated balance sheets, other than the derivatives discussed above, are considered to be financial instruments for which the estimated fair values of these instruments approximate their carrying amounts due to their short-term nature. The estimated fair values of the Partnership’s total debt at March 31, 2010 and December 31, 2009, which consists principally of borrowings under the Partnership’s and APL’s credit facilities, APL’s Term Loan and APL’s Senior Notes, was $1,220.0 million and $1,226.5 million, respectively, compared with the carrying amounts of $1,236.3 million and $1,286.4 million, respectively. The APL term loan and APL Senior Notes were valued based upon available market data for similar issues. The carrying value of outstanding borrowings under the Partnership’s and APL’s credit facility, which bear interest at a variable interest rate, approximates their estimated fair value.

NOTE 11 – DEBT

Total debt consists of the following (in thousands):

	March 31, 2010	December 31, 2009
Revolving credit facility	$4,000	$8,000
Subordinate loan and guaranty note with Atlas Energy, Inc.	28,877	24,255
APL capital lease obligations	2,741	—
APL revolving credit facility	280,000	326,000
APL term loan	425,845	433,505
APL 8.125% Senior notes – due 2015	271,762	271,628
APL 8.75% Senior notes – due 2018	223,050	223,050

Total debt	1,236,275	1,286,438
Less current maturities	(33,467)	(32,255)

Total long term debt	$1,202,808	$1,254,183

Atlas Pipeline Holdings Credit Facility

At March 31, 2010, the Partnership, with Atlas Pipeline GP and Atlas Energy, as guarantors, had $4.0 million outstanding under a credit facility with a syndicate of banks. On June 1, 2009, the Partnership entered into an amendment to its credit facility agreement which, among other changes required the Partnership to immediately repay $30 million of the borrowings under the credit facility with scheduled payments on July 13, 2009, October 13, 2009, January 13, 2010 and the balance of the indebtedness being due on April 13, 2010, whereupon the credit facility terminated. All payments were timely made by funding from Atlas Energy under its guaranty of the Partnership’s obligations, with the balance paid on April 13, 2010.

Atlas Pipeline Holdings Subordinate Loan and Guaranty Note with Atlas Energy

On June 1, 2009, in connection with its amendment of the credit facility, the Partnership borrowed $15.0 million from Atlas Energy under a subordinate loan. Also, on June 1, 2009, in consideration of Atlas Energy’s guaranty of the indebtedness under the Partnership’s credit facility, the Partnership entered into a guaranty note with Atlas Energy. The subordinate loan and guaranty note matured on April 14, 2010, the day following the date that the Partnership repaid all outstanding borrowings under its credit facility. The loan and guaranty note are currently classified as demand notes. During the three months ended March 31, 2010, Atlas Energy funded $4.0 million under its guaranty of the Partnership’s obligations. The Partnership incurred interest expense of $0.5 million on the subordinate loan and $0.1 million for funds advanced under the guaranty during the three months ended March 31, 2010. As of March 31, 2010, the Partnership reflected $28.9 million in the current portion of long term debt on the Partnership’s consolidated balance sheet related to its obligations to Atlas Energy.

APL Term Loan and Credit Facility

At March 31, 2010, APL had a senior secured credit facility with a syndicate of banks which consisted of a $425.8 million term loan which matures in July 2014 and a $380.0 million revolving credit facility which matures in July 2013. Borrowings under APL’s credit facility bear interest, at APL’s option, at either (i) adjusted LIBOR, subject to a floor of 2.0% per annum, plus the applicable margin, as defined, or (ii) the higher of the federal funds rate plus 0.5% or the Wachovia Bank prime rate (each plus the applicable margin). The weighted average interest rate on the outstanding APL revolving credit facility borrowings at March 31, 2010 was 6.8%, and the weighted average interest rate on the outstanding APL term loan borrowings at March 31, 2010 was 6.8%. Up to $50.0 million of APL’s credit facility may be utilized for letters of credit, of which $9.8 million was outstanding at March 31, 2010. These outstanding letter of credit amounts were not reflected as borrowings on the Partnership’s consolidated balance sheet. At March 31, 2010, APL had $90.2 million of remaining committed capacity under its credit facility, subject to covenant limitations.

APL’s senior secured credit facility restricts it from paying cash distributions unless APL’s senior secured leverage ratio meets certain thresholds and APL has minimum liquidity (both as defined in the credit agreement) of at least $50.0 million. The senior secured leverage ratio requirement was not met by APL for the quarter ending March 31, 2010. Borrowings under the APL credit facility are secured by a lien on and security interest in all of APL’s property and that of its subsidiaries, except for the assets owned by Chaney Dell and Midkiff/Benedum joint ventures and Laurel Mountain; and by the guaranty of each of APL’s consolidated subsidiaries other than the joint venture companies. The APL credit facility contains customary covenants, including restrictions on APL’s ability to incur additional indebtedness; make certain acquisitions, loans or investments; make distribution payments to its unitholders if an event of default exists; or enter into a merger or sale of assets, including the sale or transfer of interests in its subsidiaries. APL is also unable to borrow under its credit facility to pay distributions of available cash to unitholders because such borrowings would not constitute “working capital borrowings” pursuant to its partnership agreement. APL is in compliance with these covenants as of March 31, 2010.

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

As of March 31, 2010, APL’s leverage ratio was 5.5 to 1.0, its senior secured leverage ratio was 3.3 to 1.0, and its interest coverage ratio was 2.2 to 1.0.

APL Senior Notes

At March 31, 2010, APL had $223.1 million principal amount outstanding of 8.75% senior unsecured notes due on June 15, 2018 (“APL 8.75% Senior Notes”) and $275.5 million principal amount outstanding of 8.125% senior unsecured notes due on December 15, 2015 (“APL 8.125% Senior Notes”; collectively, the “APL Senior Notes”). The APL 8.125% Senior Notes are presented combined with a net $3.7 million of unamortized discount as of March 31, 2010. Interest on the APL Senior Notes in the aggregate is payable semi-annually in arrears on June 15 and December 15. The APL 8.75% Senior Notes are redeemable at any time after June 15, 2013, and the APL 8.125% Senior Notes are redeemable at any time after December 31, 2010, at certain redemption prices, together with accrued and unpaid interest to the date of redemption. Prior to June 15, 2011, APL may redeem up to 35% of the aggregate principal amount of the APL 8.75% Senior Notes with the proceeds of certain equity offerings at a stated redemption price. The Senior Notes in the aggregate are also subject to repurchase by APL at a price equal to 101% of their principal amount, plus accrued and unpaid interest, upon a change of control or upon certain asset sales if APL does not reinvest the net proceeds within 360 days. The APL Senior Notes are junior in right of payment to APL’s secured debt, including APL’s obligations under its credit facility.

Indentures governing the APL Senior Notes in the aggregate contain covenants, including limitations of APL’s ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of its assets. APL is in compliance with these covenants as of March 31, 2010.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

APL is a party to various routine legal proceedings arising out of the ordinary course of its business. Management of the Partnership believes that the ultimate resolution of these actions, individually or in the aggregate, will not have a material adverse effect on its financial condition or results of operations.

APL’s predecessor with respect to APL’s Chaney Dell assets was named as a defendant in a set of lawsuits filed in 1999 named Will Price, et al. v. Gas Pipelines and Pipelines and Their Predecessors, et al., in the District Court of Stevens County, Kansas. The lawsuits allege various claims related to industry-wide under reporting of volumes and heating value of natural gas. The plaintiffs currently seek certification of a class of royalty owners on non-federal and non-Native American lands in Kansas, Wyoming and Colorado. APL conducts limited operations in Kansas. Motions for class certification were argued in March 2005. In September 2009, the motions were denied. Plaintiffs have filed a motion for reconsideration that was argued in February 2010. The motion for reconsideration was denied in March 2010. The plaintiffs seek unspecified monetary damages (along with interest, expenses and punitive damages) and injunctive relief with regard to future gas measurement practices. At this stage, discovery has not been conducted with respect to the merits of these lawsuits and APL’s liability, if any, will arise under the indemnity provisions of agreements with APL’s predecessor. Therefore, it is not currently possible to evaluate the likelihood or extent of an unfavorable outcome.

On February 26, 2010, APL received notice from Williams, its partner in Laurel Mountain, alleging that certain title defects exist with respect to the real property contributed by APL to Laurel Mountain. Under the Formation and Exchange Agreement with Williams: (i) Williams had nine months after closing (the “Claim Date”) to assert any alleged title defects, and (ii) APL has 30 days following the Claim Date to contest the title defects asserted by Williams and 180 days following the Claim Date to cure those title defects. On March 26, 2010, APL delivered notice, disputing Williams alleged title defects as well as the amounts claimed. APL is currently conducting a review with respect to the title defects that have been alleged. At the end of the cure period with respect to any remaining title defects, APL may elect, at its option, to pay Williams for the cost of such defects, up to a total of $3.5 million, or indemnify Williams with respect to such title defects. Although an adverse outcome is reasonably possible, it is not currently possible to evaluate the amount that APL may be required to pay with respect to such alleged title defects.

NOTE 13 – BENEFIT PLANS

Generally, all share-based payments to employees, which are not cash settled, including grants of employee stock options are recognized in the financial statements based on their fair values on the date of the grant.

Partnership’s Long-Term Incentive Plan. In November 2006, the Board of Directors approved and adopted the Partnership’s Long-Term Incentive Plan (“LTIP”), which provides performance incentive awards to officers, employees, board members, employees of its affiliates, consultants, and joint-venture partners (collectively, the “Participants”) who perform services for the Partnership. The LTIP is administered by a committee (the “LTIP Committee”), appointed by the Partnership’s board. Under the LTIP, phantom units and/or unit options may be granted, at the discretion of the LTIP Committee, to all or designated Participants, at the discretion of the LTIP Committee. The LTIP Committee may grant such awards of either phantom units or unit options for an aggregate of 2,100,000 common limited partner units. At March 31, 2010, the Partnership had 1,093,375 phantom units and unit options outstanding under the Partnership’s LTIP, with 961,150 phantom units and unit options available for grant.

Partnership Phantom Units. A phantom unit entitles a Participant to receive a common unit of the Partnership upon vesting of the phantom unit. Non-employee directors receive an annual grant of a maximum of 500 phantom units which, upon vesting, entitle the grantee to receive the equivalent number of common units or the cash equivalent to the then fair market value of the common limited partner units of the Partnership. In tandem with phantom unit grants, the Partnership’s LTIP Committee may grant a Participant a distribution equivalent right (“DER”), which is the right to receive cash per phantom unit in an amount equal to, and at the same time as, the cash distributions the Partnership makes on a common unit during the period such phantom unit is outstanding. The Partnership’s LTIP Committee determines the vesting period for phantom units. Through March 31, 2010, phantom units granted under the LTIP generally will vest 25% three years from the date of grant and 100% four years from the date of grant. Awards will automatically vest upon a change of control of the Partnership, as defined in the Partnership’s LTIP. Of the phantom units outstanding under the Partnership’s LTIP at March 31, 2010, 132,713 units will vest within the following twelve months. All phantom units outstanding under the Partnership’s LTIP at March 31, 2010 include DERs granted to the Participants by the Partnership’s LTIP Committee. The amount paid with respect to the Partnership’s LTIP DERs was $14,000 for the three months ended March 31, 2009. This amount was recorded as a reduction of Partners’ capital on the Partnership’s consolidated balance sheet. No DERs were paid during the three months ended March 31, 2010.

The following table sets forth the Partnership’s LTIP phantom unit activity for the periods indicated:

	Three Months Ended March 31,
	2010	2009
Outstanding, beginning of period	138,875	226,300
Granted(1)	—	—
Matured(2)	—	—
Forfeited	(500)	(45,000)

Outstanding, end of period(3)	138,375	181,300

Non-cash compensation (income) expense recognized (in thousands)	$196	$(308)

(1)	There were no awards granted during the three months ended March 31, 2010 and 2009.
(2)	There were no phantom units exercised for the three months ended March 31, 2010 and 2009.
(3)	The aggregate intrinsic value for phantom unit awards outstanding at March 31, 2010 is $0.9 million.

At March 31, 2010, the Partnership had approximately $0.5 million of unrecognized compensation expense related to unvested phantom units outstanding under its LTIP based upon the fair value of the awards.

Partnership Unit Options. A unit option entitles a grantee to purchase the Partnership’s common limited partner units upon payment of the exercise price for the option after completion of vesting of the unit option. The exercise price of the unit option is equal to the fair market value of the Partnership’s common unit on the date of grant of the option. The Partnership’s LTIP Committee also shall determine how the exercise price may be paid by the Participant. The Partnership’s LTIP Committee will determine the vesting and exercise period for unit options. Unit option awards expire 10 years from the date of grant. Through March 31, 2009, unit options granted under the Partnership’s LTIP generally will vest 25% three years from the date of grant and 100% four years from the date of grant. Awards will automatically vest upon a change of control of the Partnership, as defined in the Partnership’s LTIP. There are 641,250 unit options outstanding under the Partnership’s LTIP at March 31, 2010 that will vest within the following twelve months.

The following table sets forth the LTIP unit option activity for the periods indicated:

	For the Three Months Ended March 31,
	2010		2009
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of period	955,000	$20.54	1,215,000	$22.56
Granted	—	—	100,000	3.24
Matured	—	—	—	—
Forfeited	—	—	(360,000)	22.56

Outstanding, end of period(1)(2)	955,000	$20.54	955,000	$20.54

Options exercisable, end of period(3)	213,750	$3.76	—	—

Weighted average fair value of unit options per unit granted during the period	100,000	$0.61	100,000	$0.61

Non-cash compensation (income) expense recognized ( in thousands)	$155		$(573)

(1)	The weighted average remaining contractual lives for outstanding options at March 31, 2010 and 2009 were 6.9 years and 7.8 years, respectively.
(2)	The aggregate intrinsic value of options outstanding at March 31, 2010 was approximately $0.3 million. There was no intrinsic value of options outstanding at March 31, 2009.
(3)	The weighted average remaining contractual lives for exercisable options at March 31, 2010 was 6.6 years. There were no options exercised during the three months ended March 31, 2010 and 2009.

At March 31, 2010, the Partnership had approximately $0.4 million of unrecognized compensation expense related to unvested unit options outstanding under the Partnership’s LTIP based upon the fair value of the awards.

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

APL Phantom Units. A phantom unit entitles a grantee to receive a common unit upon vesting of the phantom unit. Non-employee directors receive an annual grant of a maximum of 500 phantom units which, upon vesting, entitle the grantee to receive the equivalent number of common units or the cash equivalent to the then fair market value of the common limited partner units of APL. In addition, the APL LTIP Committee may grant a participant a DER, which is the right to receive cash per phantom unit in an amount equal to, and at the same time as, the cash distributions APL makes on a common unit during the period the phantom unit is outstanding. Except for phantom units awarded to non-employee managing board members of APL, the APL LTIP Committee determines the vesting period for phantom units. Through March 31, 2010, phantom units granted under the APL LTIP generally had vesting periods of four years. Phantom units awarded to non-employee managing board members will vest over a four year period. Awards will automatically vest upon a change of control, as defined in the APL LTIP. Of the units outstanding under the APL LTIP at March 31, 2010, 28,153 units will vest within the following twelve months. All phantom units outstanding under the APL LTIP at March 31, 2010 include DERs granted to the participants by the APL LTIP Committee. The amount paid with respect to APL LTIP DERs was $0.1 million for the three months ended March 31, 2009. This amount was recorded as a reduction of non-controlling interest in APL on the Partnership’s consolidated balance sheet. No APL LTIP DERs were paid for the three months ended March 31, 2010.

The following table sets forth the APL LTIP phantom unit activity for the periods indicated:

	Three Months Ended March 31,
	2010	2009
Outstanding, beginning of year	52,233	126,565
Granted(1)	1,000	1,500
Matured(2)	(2,695)	(9,886)
Forfeited	(1,375)	(16,250)

Outstanding, end of year(3)	49,163	101,929

Non-cash compensation expense recognized (in thousands)	$122	$(95)

(1)	The weighted average prices for APL phantom unit awards on the date of grant, which is utilized in the calculation of compensation expense and does not represent an exercise price to be paid by the recipient, were $5.58 and $4.60 for awards granted for the three months ended March 31, 2010 and 2009, respectively.
(2)	The intrinsic values for APL phantom unit awards exercised during the three months ended March 31, 2010 and 2009 were $0.04 million and $0.1 million, respectively.
(3)	The aggregate intrinsic value for APL phantom unit awards outstanding at March 31, 2010 was $0.7 million.

At March 31, 2010, APL had approximately $0.5 million of unrecognized compensation expense related to unvested phantom units outstanding under the APL LTIP based upon the fair value of the awards.

APL Unit Options. A unit option entitles a grantee to purchase APL’s common limited partner units upon payment of the exercise price for the option after completion of vesting of the unit option. The exercise price of the unit option is equal to the fair market value of APL’s common unit on the date of grant of the option. The APL LTIP Committee also shall determine how the exercise price may be paid by the Participant. The APL LTIP Committee will determine the vesting and exercise period for unit options. Unit option awards expire 10 years from the date of grant. Through March 31, 2010, unit options granted under APL’s LTIP generally will vest 25% on each of the next four anniversaries of the date of grant. Awards will automatically vest upon a change of control of APL, as defined in the APL’s LTIP. There are 25,000 unit options outstanding under the APL’s LTIP at March 31, 2010 that will vest within the following twelve months.

The following table sets forth the LTIP unit option activity for the periods indicated:

	Three Months Ended March 31,
	2010		2009
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of period	100,000	$6.24	—	$—
Granted	—	—	100,000	6.24
Matured	—	—	—	—
Forfeited	—	—	—	—

Outstanding, end of period(1)(2)	100,000	$6.24	100,000	$6.24

Options exercisable, end of period(1)(3)	25,000	$6.24	—	—

Weighted average fair value of unit options per unit granted during the period Weighted average fair value of unit	—	$—	100,000	$0.14

Non-cash compensation expense recognized (in thousands)	$1		$2

(1)	The weighted average remaining contractual life for outstanding and exercisable options at March 31, 2010 was 8.8 years.
(2)	The aggregate intrinsic value of options outstanding at March 31, 2010 was $0.8 million.
(3)	There were no options exercised during the three months ended March 31, 2010 and 2009

At March 31, 2010, APL had approximately $6,000 of unrecognized compensation expense related to unvested unit options outstanding under the Partnership’s LTIP based upon the fair value of the awards.

APL used the Black-Scholes option pricing model to estimate the weighted average fair value of options granted. The following weighted average assumptions were used for the period indicated:

Three Months Ended March 31, 2009
Expected dividend yield	11.0%
Expected stock price volatility	20%
Risk-free interest rate	2.2%
Expected term (in years)	6.3

Employee Incentive Compensation Plan and Agreement

A wholly-owned subsidiary of APL has an incentive plan (the “APL Plan”) which allows for equity-indexed cash incentive awards to employees of APL (the “Participants”), but expressly excludes as an eligible Participant any person that, at the time of the grant, is a “Named Executive Officer” of APL (as such term is defined under the rules of the Securities and Exchange Commission). The APL Plan is administered by a committee appointed by the chief executive officer of APL. Under the APL Plan, cash bonus units may be awarded to Participants at the discretion of the committee and 325,000 bonus units were outstanding as of March 31, 2010. In addition, the APL subsidiary granted an award of 50,000 bonus units to an APL executive officer on substantially the same terms as the bonus units available under the APL Plan (the bonus units issued under the APL Plan and under the separate agreement are, for purposes hereof, referred to as “APL Bonus Units”). An APL Bonus Unit entitles the employee to receive the cash equivalent of the then-fair market value of an APL common limited partner unit, without payment of an exercise price, upon vesting of the APL Bonus Unit. APL Bonus Units vest ratably over a three year period from the date of grant and will automatically vest upon a change of control, death, or termination without cause, each as defined in the governing document. Vesting will terminate upon termination of employment with cause. Of the 375,000 APL Bonus Units outstanding at March 31, 2010, 123,750 APL Bonus Units will vest within the following twelve months. APL recognized compensation expense related to these awards based upon the fair value, which is remeasured each reporting period based upon the current fair value of the underlying common units. APL recognized $1.3 million of compensation expense within general and administrative expense on the Partnership’s consolidated statements of operations with respect to the vesting of these awards for the three months ended March 31, 2010. At March 31, 2010 and December 31, 2009, the Partnership has recognized $2.5 million and $1.2 million, respectively, within accrued liabilities on its consolidated balance sheet with regard to the awards, which represents their fair value.

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

APL’s partnership agreement provides that the Partnership will determine the costs and expenses that are allocable to APL in any reasonable manner determined by the Partnership at its sole discretion. APL reimbursed the Partnership and its affiliates $0.4 million for both the three months ended March 31, 2010 and 2009 for compensation and benefits related to their employees. There were no reimbursements by APL for direct expenses incurred by the Partnership and its affiliates for the three months ended March 31, 2010 and 2009.

NOTE 15 — SEGMENT INFORMATION

The Partnership’s assets primarily consist of its ownership interests in APL. APL has two reportable segments, which reflect the way APL manages its operations.

APL’s Mid-Continent segment consists of APL’s Chaney Dell, Elk City/Sweetwater, Velma and Midkiff/Benedum operations, which are comprised of natural gas gathering and processing assets servicing drilling activity in the Anadarko and Permian Basins. APL’s Mid-Continent revenues are primarily derived from the sale of residue gas and NGLs and gathering of natural gas.

APL’s Appalachia segment is comprised of natural gas transportation, gathering and processing assets located in the Appalachian Basin area of the northeastern United States and services drilling activity in the Marcellus Shale area in southwestern Pennsylvania. Effective May 31, 2009, APL’s Appalachia operations were principally conducted through its Tennessee operations and APL’s 49% ownership interest in Laurel Mountain, a joint venture to which APL contributed its natural gas transportation, gathering and processing assets located in northeastern Appalachia. APL recognizes its ownership interest in Laurel Mountain under the equity method of accounting. APL’s Appalachia revenues are principally based on contractual arrangements with Atlas Energy and its affiliates.

The following summarizes the Partnership’s reportable segment data for the periods indicated (in thousands):

	Appalachia	Mid-Continent	Corporate and Other	Consolidated
Three Months Ended March 31, 2010:
Revenue:
Revenues – third party(1)	$24	$286,373	$(4,827)	$281,570
Revenues – affiliates	176	—	—	176
Equity income	1,462	—	—	1,462

Total revenue and other income (loss), net	$1,662	$286,373	$(4,827)	$283,208

Costs and Expenses:
Operating costs and expenses	$189	$222,197	$—	$222,386
General and administrative(2) `	—	—	10,584	10,584
Depreciation and amortization	151	22,595	—	22,746
Interest expense(2)	—	—	27,049	27,049

Total costs and expenses	$340	$244,792	$37,633	$282,765

Net income (loss)	$1,322	$41,581	$(42,460)	$443

Three Months Ended March 31, 2009(3):
Revenue:
Revenues – third party(1)	$444	$183,203	$(19,854)	$163,793
Revenues – affiliates	10,449	—	—	10,449

Total revenue and other income (loss), net	$10,893	$183,203	$(19,854)	$174,242

Costs and expenses:
Operating costs and expenses	$3,520	$148,379	$—	$151,899
General and administrative(2)	—	—	10,142	10,142
Depreciation and amortization	1,919	20,749	—	22,668
Interest expense(2)	—	—	21,665	21,665

Total costs and expenses	$5,439	$169,128	$31,807	$206,374

Net income (loss) from continuing operation	5,454	14,075	(51,661)	(32,132)
Income from discontinued operations	—	—	8,876	8,876

Net income (loss)	$5,454	$14,075	$(42,785)	$(23,256)

	Three Months Ended March 31,
Capital Expenditures:	2010	2009(3)
Mid-Continent	$10,914	$66,949
Appalachia	—	5,246

	$10,914	$72,195

Balance Sheet	March 31, 2010	December 31, 2009
Total assets:
Mid-Continent	$1,923,107	$1,965,219
Appalachia	141,154	170,905
Corporate other	26,430	1,994

	$2,090,691	$2,138,118

The following tables summarize the Partnership’s natural gas and liquids revenues by product for the periods indicated (in thousands):

	Three Months Ended March 31,
	2010	2009(3)
Natural gas and liquids:
Natural gas	$90,670	$76,576
NGLs	160,702	66,294
Condensate	9,755	794
Other(1)	(178)	469

Total	$260,949	$144,133

(1)	Derivative contracts are held at the corporate level, and are reported accordingly.
(2)	The Partnership notes that interest and general and administrative expenses have not been allocated to its reportable segments as it would be unfeasible to reasonably do so for the periods presented.
(3)	Restated to reflect amount reclassified to discontinued operations due to APL’s sale of its NOARK gas gathering and interstate pipeline system (see Note 4) and to reflect amount reclassified from Natural Gas and Liquids to Transportation, Compression and other fees (see Note 1).

NOTE 16 – SUBSEQUENT EVENTS

On April 13, 2010, the Partnership’s credit facility was paid in full by funding from Atlas Energy under its guaranty of the Partnership’s obligations (see “Note 11 -Atlas Pipeline Holdings Credit Facility”).

On April 14, 2010, the Partnership’s obligations with Atlas Energy matured. These obligations include a $16.6 million subordinate loan and $16.3 million related to principal payments Atlas Energy made pursuant to its guaranty of the Partnership’s credit facility. The obligations have not been paid by the Partnership. The $32.9 million owed to Atlas Energy pursuant to the subordinate loan and guaranty of the credit facility is classified as a demand payment and is included in the Partnership’s consolidated balance sheets as current portion of long term debt (see Note 11 -Atlas Pipeline Holdings Subordinate Loan and Guaranty Note with Atlas Energy).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

When used in this Form 10-Q, the words “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1A, under the caption “Risk Factors”, in our annual report on Form 10-K for the year ended December 31, 2009. These risks and uncertainties could cause actual results to differ materially from the results stated or implied in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

General

The following discussion provides information to assist in understanding our financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this report.

Overview

We are a publicly-traded Delaware limited partnership (NYSE: AHD). Our wholly-owned subsidiary, Atlas Pipeline Partners GP, LLC (“Atlas Pipeline GP”), a Delaware limited liability company, is the general partner of Atlas Pipeline Partners, L.P. (“APL” – NYSE: APL). APL is a midstream energy service provider engaged in the gathering and processing of natural gas in the Mid-Continent and Appalachia regions. Our cash generating assets currently consist solely of our interests in APL, a publicly traded Delaware limited partnership. Our interests in APL consist of a 100% ownership in Atlas Pipeline GP, their general partner, which owned at March 31, 2010:

•	a 1.9% general partner interest in APL, which entitles it to receive 1.9% of the cash distributed by APL;

•

all of the incentive distribution rights in APL, which entitle it to receive increasing percentages, up to a maximum of 48.0%, of any cash distributed by APL as it reaches certain target distribution levels in excess of $0.42 per APL common unit in any quarter.

•

In connection with APL’s acquisition of control of the Chaney Dell and Midkiff/Benedum systems (see “-Atlas Pipeline Partners, L.P.”), Atlas Pipeline GP, the holder of all the incentive distribution rights in APL, agreed to allocate up to $3.75 million of its incentive distribution rights per quarter back to APL after it receives the initial $7.0 million per quarter of incentive distribution rights (the “IDR Adjustment Agreement”);

•	5,754,253 common units of APL, representing approximately 10.8% of the outstanding common units of APL, or a 10.6% limited partner interest in APL, and

•	15,000 $1,000 par value 12.0% APL Class B cumulative preferred limited partner units.

On March 31, 2010, APL and the Operating Partnership amended their respective partnership agreements to temporarily waive the requirement that Atlas Pipeline GP make aggregate cash contributions of approximately $0.3 million, which was required in connection with APL’s issuance of 2,689,765 of its common units upon the exercise of certain warrants in January 2010. The waiver will remain in effect until Atlas Pipeline GP has received aggregate distributions from APL sufficient to fund the required capital contribution. During the waiver period, the aggregate ownership percentage attributable to Atlas Pipeline GP’s general partner interest in APL and the Operating Partnership is reduced to 1.9%. Both amendments were approved by APL’s conflicts committee and managing board, and are effective as of January 11, 2010.

While we, like APL, are structured as a limited partnership, our capital structure and cash distribution policy differ materially from those of APL. Most notably, our general partner does not have an economic interest in us and is not entitled to receive any distributions from us, and our capital structure does not include incentive distribution rights. Therefore, all of our distributions are made first to Atlas Pipeline Holdings II, LLC (“AHD Sub”) Class B preferred units and then to our common units.

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

We did not declare a cash distribution for the quarters ended March 31, 2009 through March 31, 2010. On June 1, 2009, we entered into an amendment to our credit facility agreement which, among other changes, prohibited us from paying any cash distribution on our equity while the credit facility was in effect. The credit facility is no longer in effect after April 13, 2010, thereby removing this restriction. We will not have the ability to declare a cash distribution until after APL reinstates its distributions.

Atlas Pipeline Partners, L.P.

APL is a publicly-traded Delaware limited partnership formed in 1999 whose common units are listed on the New York Stock Exchange under the symbol “APL.” APL is a leading provider of natural gas gathering services in the Anadarko and Permian Basins located in the southwestern and mid-continent United States and the Appalachian Basin in the northeastern United States. In addition, APL is a leading provider of natural gas processing and treating services in Oklahoma and Texas.

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

The Appalachia operations of APL are conducted principally through its 49% ownership interest in the Laurel Mountain Midstream, LLC joint venture (“Laurel Mountain”), which owns and operates approximately 1,800 miles of natural gas gathering systems in the Appalachian Basin located in northeastern United States. APL also owns and operates approximately 80 miles of active natural gas gathering pipelines in northeastern Tennessee.

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

Recent Events

On January 7, 2010, APL executed amendments to warrants originally issued, along with APL’s common units, in connection with a private placement to institutional investors that closed on August 20, 2009. The common units and warrants were issued and sold in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The amendments to the warrants provided that, for the period January 8 through January 12, 2010, the warrant exercise price was lowered to $6.00 per unit from $6.35 per unit. In connection with the amendments, the holders of the warrants exercised all of the warrants for cash, which resulted in net cash proceeds of approximately $15.3 million. APL utilized the net proceeds from the common unit offering to repay a portion of its indebtedness under its senior secured term loan and credit facility (see “-APL Term Loan and Credit Facility”) and to fund the early termination of certain derivative agreements (see “Item 1. Notes to Consolidated Financial Statements (Unaudited) -Note 9”).

Subsequent Events

On April 13, 2010, our credit facility was paid in full by funding from Atlas Energy under its guaranty of our obligations (see “Our Credit Facility”).

On April 14, 2010, our obligations with Atlas Energy matured. These obligations include a $16.6 million subordinate loan and $16.3 million related to principal payments Atlas Energy made pursuant to its guaranty of our credit facility. We have not paid the obligations. The $32.9 million owed to Atlas Energy pursuant to the subordinate loan and guaranty of our credit facility is now classified as a demand payment and is included in our consolidated balance sheets as current portion of long term debt (see “Our Subordinate Loan and Guaranty Note with Atlas Energy”).

Contractual Revenue Arrangements

APL’s principal revenue is generated from the gathering and sale of natural gas and natural gas liquids (“NGLs”). Variables that affect its revenue are:

•

the volume of natural gas APL gathers and processes which, in turn, depends upon the number of wells connected to its gathering systems, the amount of natural gas they produce, and the demand for natural gas and NGLs;

•

the price of the natural gas APL gathers and processes and the NGLs it recovers and sells, which is a function of the relevant supply and demand in the mid-continent, mid-Atlantic and northeastern areas of the United States;

•	the NGL and British Thermal Unit (“BTU”) content of the gas that is gathered and processed;

•	the contract terms with each producer; and

•	the efficiency of APL’s gathering systems and processing plants.

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

In APL’s Appalachia segment, substantially all of the natural gas it gathers via Laurel Mountain is for Atlas Energy under contracts in which Laurel Mountain earns a fee equal to a percentage, generally 16%, of the gross sales price for natural gas, inclusive of the effects of financial and physical hedging, subject, in most cases, to a minimum of $0.35 per thousand cubic feet, or MCF, depending on the ownership of the well. The balance of the natural gas gathered by Laurel Mountain and APL’s Tennessee operations is for third-party operators generally under fixed-fee contracts. See “Item 1. Notes to Consolidated Financial Statements (Unaudited) -Note 2 -Revenue Recognition” for further discussion of contractual revenue arrangements.

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

APL faces competition in obtaining natural gas supplies for its processing and related services operations. Competition for natural gas supplies is based primarily on the location of gas-gathering facilities and gas-processing plants, operating efficiency and reliability, and the ability to obtain a satisfactory price for products recovered. Competition for customers is based primarily on price, delivery capabilities, quality of assets, flexibility, service history and maintenance of high-quality customer relationships. Many of APL’s competitors operate as master limited partnerships and enjoy a cost of capital comparable to and, in some cases lower than, APL. Other competitors, such as major oil and gas and pipeline companies, have capital resources and control supplies of natural gas substantially greater than APL. Smaller local distributors may enjoy a marketing advantage in their immediate service areas. We believe the primary difference between APL and some of its competitors is that APL provides an integrated and responsive package of midstream services, while some of its competitors provide only certain services. We believe that offering an integrated package of services, while remaining flexible in the types of contractual arrangements that APL offers producers, allows APL to compete more effectively for new natural gas supplies in its regions of operations.

As a result of APL’s Percent of Proceeds and Keep-Whole contracts, its results of operations and financial condition substantially depend upon the price of natural gas and NGLs. APL believes that future natural gas prices will be influenced by supply deliverability, the severity of winter and summer weather and the level of United States economic growth. Based on historical trends, APL generally expects NGL prices to follow changes in crude oil prices over the long term, which APL believes will in large part be determined by the level of production from major crude oil exporting countries and the demand generated by growth in the world economy. However, energy market uncertainty has negatively impacted North American drilling activity in the recent past. Lower drilling levels and shut in wells over a sustained period would have a negative effect on natural gas volumes gathered and processed.

APL is exposed to commodity prices as a result of being paid for certain services in the form of natural gas, NGLs and condensate rather than cash. APL closely monitors the risks associated with commodity price changes on APL’s future operations and, where appropriate, uses various commodity instruments such as natural gas, crude oil and NGL contracts to hedge a portion of the value of APL’s assets and operations from such price risks. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk -Commodity Price Risk” for further discussion of commodity price risk.

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

Results of Operations

The following table illustrates selected volumetric information related to APL’s reportable segments for the periods indicated:

	Three Months Ended March 31,
	2010	2009
Operating data(1):
Appalachia:
Average throughput volumes (mcfd)	105,557	98,529
Mid-Continent:
Velma system:
Gathered gas volume (mcfd)	73,220	65,955
Processed gas volume (mcfd)	70,742	63,875
Residue gas volume (mcfd)	55,482	50,173
NGL volume (bpd)	7,760	7,035
Condensate volume (bpd)	477	345
Elk City/Sweetwater system:
Gathered gas volume (mcfd)	228,164	253,878
Processed gas volume (mcfd)	171,797	253,918
Residue gas volume (mcfd)	154,648	232,038
NGL volume (bpd)	9,397	11,719
Condensate volume (bpd)	480	529
Chaney Dell system:
Gathered gas volume (mcfd)	222,004	303,022
Processed gas volume (mcfd)	206,912	227,855
Residue gas volume (mcfd)	188,232	255,976
NGL volume (bpd)	12,580	13,685
Condensate volume (bpd)	759	927
Midkiff/Benedum system:
Gathered gas volume (mcfd)	157,693	153,978
Processed gas volume (mcfd)	149,084	146,055
Residue gas volume (mcfd)	99,640	105,238
NGL volume (bpd)	24,387	22,650
Condensate volume (bpd)	690	789

(1)	“Mcf” represents thousand cubic feet; “Mcfd” represents thousand cubic feet per day; “Bpd” represents barrels per day.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenue. The following table details the revenue changes between the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009(1)	Change	Percent Change
Revenues:
Natural gas and liquids	$260,949	$144,133	$116,816	81.0%
Transportation, compression, processing and other fee revenue	14,255	24,959	(10,704)	(42.9)%
Equity income in joint venture	1,462	—	1,462	N/A
Other income, net	6,542	5,150	1,392	27.0%

Total Revenues	$283,208	$174,242	$108,966	62.5%

(1)	Restated to reflect amounts reclassified to discontinued operations due to APL’s sale of NOARK (see “Item 1. Notes to Consolidated Financial Statements (Unaudited) -Note 4”).

Natural gas and liquids revenue was $260.9 million for the three months ended March 31, 2010, an increase of $116.8 million from $144.1 million for the prior year comparable period. The increase was primarily attributable to a favorable price change as a result of higher realized commodity prices combined with lower qualified hedge losses, partially offset by lower production volumes at Elk City and Chaney Dell. APL enters into derivative instruments solely to hedge its forecasted natural gas, NGLs and condensate sales against the variability in expected future cash flows attributable to changes in market prices. See further discussion of derivatives under “Item 3: Quantitative and Qualitative Disclosures About Market Risk.”

Processed natural gas volume on the Chaney Dell system was 206.9 MMCFD for the three months ended March 31, 2010, a decrease of 9.2% compared to 227.9 MMCFD for the prior year. The Chaney Dell system decreased its NGL production volume to 12,580 BPD for the three months ended March 31, 2010, an 8.1% decrease when compared to the prior year period of 13,685 BPD. Processed natural gas volume on the Elk City/Sweetwater system averaged 171.8 MMCFD for the three months ended March 31, 2010, a decrease of 32.3% from the prior year period. NGL production volume for the Elk City/Sweetwater system was 9,397 BPD, a decrease of 19.8% from the prior year period. Decreased volumes for both systems were a result of weather related downtime at the facilities and a decreased number of well connects over the past year, resulting from lower capital spending. The Midkiff/Benedum system increased its NGL production volume for the three months ended March 31, 2010 by 7.7% when compared to the prior year period to 24,387 BPD, representing an increase in production efficiency, primarily due to the start-up of the new Consolidator plant. Processed natural gas volume averaged 70.7 MMCFD on the Velma system for the three months ended March 31, 2010, an increase of 10.8% from the prior year period, mainly due to the new gathering line from the Madill area.

Transportation, compression, processing and other fee revenue decreased to $14.3 million for the three months ended March 31, 2010 compared with $25.0 million for the prior year period. This $10.7 million decrease was primarily due to a $10.1 million decrease from APL’s Appalachia system as a result of APL’s May 2009 contribution of the majority of the system to Laurel Mountain, a joint venture in which it has a 49% ownership interest. After the contribution we recognized APL’s ownership interest in the net income of Laurel Mountain as equity income on our consolidated statements of operations.

Equity income of $1.5 million for the three months ended March 31, 2010 represents APL’s ownership interest in the net income of Laurel Mountain.

Other income, net, including the impact of certain gains and losses recognized on derivatives, was a gain of $6.5 million for the three months ended March 31, 2010, which represents a favorable movement of $1.4 million from the prior year period gain of $5.1 million. APL enters into derivative instruments principally to hedge its forecasted natural gas, NGLs and condensate sales against the variability in expected future cash flows attributable to changes in market prices. See further discussion of derivatives under “Item 3: Quantitative and Qualitative Disclosures About Market Risk.”

Costs and Expenses. The following table details the costs and expenses changes between the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009(1)	Change	Percent Change
Costs and Expenses:
Natural gas and liquids	$206,663	$134,745	$71,918	53.4%
Plant operating	15,534	13,823	1,711	12.4%
Transportation and compression	189	3,331	(3,142)	(94.3)%
General and administrative	10,584	10,142	442	4.4%
Depreciation and amortization	22,746	22,668	78	0.3%
Interest expense	27,049	21,665	5,384	24.9%

Total Costs and Expenses	$282,765	$206,374	$76,391	37.0%

(1)	Restated to reflect amounts reclassified to discontinued operations due to APL’s sale of NOARK gas gathering and interstate pipeline system (see “Item 1. Notes to Consolidated Financial Statements (Unaudited) -Note 4”).

Natural gas and liquids cost of goods sold of $206.7 million for the three months ended March 31, 2010 represented an increase of $71.9 million from the prior year period due primarily to an increase in average commodity prices partially offset by lower volumes in comparison to the prior year period, as discussed above in revenues. Plant operating expenses of $15.5 million for the three months ended March 31, 2010 represented an increase of $1.7 million from the prior year period due primarily to a $1.4 million increase associated with APL’s Midkiff/Benedum system resulting from higher compressor rentals and labor costs related to the new Consolidator gas plant. Transportation and compression expenses decreased to $0.2 million for the three months ended March 31, 2010 compared with $3.3 million for the prior year period due to APL’s contribution of its Appalachia system to Laurel Mountain.

General and administrative expense, including amounts reimbursed to affiliates, increased $0.4 million to $10.6 million for the three months ended March 31, 2010 compared with $10.1 million for the prior year period. The increase was primarily related to a $1.4 million increase in non-cash compensation expense primarily due to a $0.9 million credit in the prior period related to the forfeiture of certain equity awards. This is partially offset by a $0.6 million decrease in salaries and wages partially due to non-recurring severance expense incurred during the prior year period.

Depreciation and amortization increased $0.1 million to $22.7 million for the three months ended March 31, 2010. Depreciation in APL’s Mid-Continent segment increased $1.8 million due primarily to expansion capital expenditures incurred subsequent to March 31, 2009, offset by a decrease of $1.7 million in APL’s Appalachia segment due to the sale of assets in the second quarter of 2009.

Interest expense increased to $27.0 million for the three months ended March 31, 2010 as compared with $21.7 million for the prior year period. This $5.3 million increase was primarily due to a $2.9 million increase in interest expense associated with outstanding borrowings on APL’s revolving credit facility, a $1.5 million increase in interest expense associated with APL’s term loan, and $1.2 million of lower interest capitalized as a component of APL’s capital expenditures. The higher interest expense on APL’s credit facility and term loan is due to higher weighted average interest rates of 6.8% in the three months ended March 31, 2010 compared to average rates of 3.1% in the prior year period. The lower capitalized interest is a result of fewer capital projects in the current period.

Other income items. The following table details the changes between the three months ended March 31, 2010 and 2009 for discontinued operations and (gain) loss attributable to non-controlling interests (in thousands):

	Three Months Ended March 31,
	2010	2009(1)	Change	Percent Change
Income from discontinued operations	$–	$8,876	$(8,876)	(100.0)%
Income attributable to non-controlling interests	(1,317)	(469)	(848)	(180.8)%
(Income) Loss attributable to non-controlling interests in APL	(490)	20,642	(21,132)	(102.4)%

(1)	Restated to reflect amounts reclassified to discontinued operations due to APL’s sale of NOARK gas gathering and interstate pipeline system (see “Item 1. Notes to Consolidated Financial Statements (Unaudited) -Note 4”).

Income from discontinued operations, which consists of amounts associated with APL’s NOARK gas gathering and interstate pipeline decreased $8.9 million from the prior year period due to the sale of its NOARK system in May 2009.

Income attributable to non-controlling interests was $1.3 million for the three months ended March 31, 2010 compared with income attributable to non-controlling interests of $0.5 million for the prior year period. This change was primarily due to higher net income for the Chaney Dell and Midkiff/Benedum joint ventures, which were formed to accomplish our acquisition of control of the respective systems. The increase in net income of the Chaney Dell and Midkiff/Benedum joint ventures was principally due to higher gross margins on the sale of commodities, resulting from higher prices. The non-controlling interest expense represents Anadarko’s 5% interest in the net income of the Chaney Dell and Midkiff/Benedum joint ventures.

Income attributable to non-controlling interest in APL, which represents the allocation of APL’s earnings to its non-affiliated limited partners, increased $21.1 million to income of $0.5 million for the three months ended March 31, 2010 compared with loss of $20.6 million for the prior year period. This change was primarily due to an increase in APL’s net earnings between periods.

Liquidity and Capital Resources

General

Our primary sources of liquidity are distributions received with respect to our ownership interests in APL and cash on hand. Our primary cash requirements are for our general and administrative expenses, including expenses as a result of being a publicly traded partnership, capital contributions to APL to maintain or increase our ownership interest and quarterly distributions to our common unitholders. We expect to fund our general and administrative expenses through the retention of cash and our capital contributions to APL through the retention of cash from distributions received from APL. Under APL’s term loan and revolving credit facility, cash distributions can be paid, only if APL’s senior secured leverage ratio meets certain thresholds and APL has minimum liquidity (both as defined in the credit agreement) of at least $50.0 million. APL did not meet the required senior secured leverage ratio for the three months ended March 31, 2010 (see “-APL Term Loan and Revolving Credit Facility”).

At March 31, 2010, we had $4.0 million outstanding under our credit facility (see “-Our Credit Facility”) and were in compliance with our credit facility covenants. In connection with our June 1, 2009 amendment to our credit facility, we were required to immediately repay $30.0 million of the then-outstanding $46.0 million of borrowings under the credit facility and are required to repay the balance of our outstanding borrowings by April 13, 2010. The amendment to our credit facility also required us to repay $4.0 million of the remaining $16.0 million outstanding under the credit facility on each of July 13, 2009, October 13, 2009 and January 13, 2010, with the balance of the indebtedness under the credit facility being due on April 13, 2010. All payments were timely made by funding from Atlas Energy under its guaranty of our obligations (see “-Our Subordinate Loan and Guaranty Note with Atlas Energy”).

At March 31, 2010, we had a working capital deficit of $77.3 million compared with a working capital deficit of $63.5 million at December 31, 2009. We believe that we will have sufficient liquid assets, including our ownership of 5.8 million limited partner units in APL, to meet our financial commitments, debt service obligations, and possible contingencies for at least the next twelve-month period. However, we are subject to business and other risks that could adversely affect our cash flow. We may need to supplement our cash generation with proceeds from financing activities, including other borrowings and the issuance of additional limited partner units and the sale of our ownership interests in APL.

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

At March 31, 2010, APL had $280.0 million of outstanding borrowings under its $380.0 million senior secured credit facility and $9.8 million of outstanding letters of credit, which are not reflected as borrowings on our consolidated balance sheet, with $90.2 million of remaining committed capacity under its credit facility, subject to covenant limitations (see “-APL Term Loan and Revolving Credit Facility”). APL was in compliance with its credit facility covenants at March 31, 2010. At March 31, 2010, APL had a working capital deficit of $43.4 million compared with a $30.6 million working capital deficit at December 31, 2009. We believe that APL will have sufficient liquid assets, cash from operations and borrowing capacity to meet its financial commitments, debt service obligations, contingencies and anticipated capital expenditures for at least the next twelve-month period. However, APL is subject to business, operational and other risks that could adversely affect its cash flow. APL may need to supplement its cash generation with proceeds from financing activities, including borrowings under its credit facility and other borrowings, the issuance of additional limited partner units and the sale of its assets.

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

Cash Flows – Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The following table details the cash flow changes between the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009	Change	Percent Change
Net cash provided by operating activities	$47,439	$62,942	$(15,503)	(24.6)%
Net cash used in investing activities	(11,233)	(73,006)	61,773	84.6%
Net cash provided by (used in) financing activities	(37,131)	5,237	(42,368)	(809.0)%

Net change in cash and cash equivalents	$(925)	$(4,827)	$3,902	80.8%

Net cash provided by operating activities of $47.4 million for the three months ended March 31, 2010 represented a decrease of $15.5 million from $62.9 million of net cash provided by operating activities for the prior year period. The decrease was derived from a $40.4 million decrease in working capital and a $12.4 million decrease in cash provided by discontinued operations, partially offset by a $37.3 million favorable movement in net earnings from continuing operations, excluding non-cash charges. The decrease in working capital was primarily due to unfavorable derivative cash settlements of $49.1 million as a result of a $19.5 million favorable monetization of APL derivatives in the prior period combined with an $8.4 million unfavorable change related to the early termination of a portion of APL derivative contracts. The additional $21.2 million unfavorable derivatives cash settlement is primarily due to higher commodity prices in the current period (see “Item 1. Notes to Consolidated Financial Statements (Unaudited) -Note 9”). The $37.3 million favorable movement in net earnings from continuing operations, excluding non-cash charges was primarily due to a $33.7 million favorable gross margin related to the sale of natural gas and liquids, as a result of higher prices.

Net cash used in investing activities was $11.2 million for the three months ended March 31, 2010, a decrease of $61.7 million from $73.0 million of net cash used in investing activities for the prior year. This decrease was principally due to a $61.3 million decrease in cash used in capital expenditures (see further discussion of capital expenditures under “Liquidity and Capital Resources -Capital Requirements”).

Net cash used in financing activities was $37.1 million for the three months ended March 31, 2010, a decrease of $42.4 million from $5.2 million of net cash provided by financing activities for the prior year. This decrease was principally due to a $79.7 million net increase in repayments under our and APL’s credit facilities, partially offset by a $17.3 million decrease in distributions paid and a $15.3 million net increase of net proceeds from sale of equity.

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

The following table summarizes APL’s maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Three Months Ended March 31,
	2010	2009(1)

Maintenance capital expenditures	$1,171	$544
Expansion capital expenditures	9,743	71,651

Total	$10,914	$72,195

(1)	Restated to reflect amounts reclassified to discontinued operations due to APL’s sale of NOARK gas gathering and interstate pipeline system (see “Item 1. Notes to Consolidated Financial Statements (Unaudited) -Note 4”).

Expansion capital expenditures decreased to $9.7 million for the three months ended March 31, 2010 compared with $71.7 million for the prior year period due partially to APL’s construction of its Madill to Velma pipeline, its Nine Mile gas plant and compressor upgrades in the prior period, compounded by a reduction of well connects in the current period. The increase in maintenance capital expenditures for the three months ended March 31, 2010 when compared with the comparable prior year period was due to fluctuations in the timing of APL’s scheduled maintenance activity. As of March 31, 2010, APL has approved expenditures of approximately $47.1 million on pipeline extensions, compressor station upgrades and processing facility upgrades.

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

Available cash is initially distributed 98.1% to APL’s common limited partners and 1.9% to its general partner. These distribution percentages are modified to provide for incentive distributions to be paid to APL’s general partner if quarterly distributions to common limited partners exceed specified targets. Incentive distributions are generally defined as all cash distributions paid to APL’s general partner that are in excess of 1.9% of the aggregate amount of cash being distributed. During July 2007, Atlas Pipeline GP, as sole owner of APL’s general partner, agreed to allocate a portion of its incentive distribution rights back to APL as set forth in the IDR Adjustment Agreement. No incentive distributions were declared for the three months ended March 31, 2010.

APL’s senior secured credit facility restricted it from paying cash distributions through the end of 2009. Commencing with the quarter ending March 31, 2010, cash distributions can be paid, only if APL’s senior secured leverage ratio meets certain thresholds and APL has minimum liquidity (both as defined in the credit agreement) of at least $50.0 million at the end of the quarter (see “-APL Term Loan and Revolving Credit Facility”).

Off Balance Sheet Arrangements

As of March 31, 2010, our off balance sheet arrangements are limited to APL’s letters of credit, issued under the provisions of APL’s revolving credit facility, totaling $9.8 million. These are in place to support various performance obligations as required by (i) statutes within the regulatory jurisdictions where APL operates, (ii) surety and (iii) counterparty support.

Our Equity Offerings

On June 1, 2009, a newly created, wholly-owned subsidiary of ours, Atlas Pipeline Holdings II, LLC (“AHD Sub”), issued $15.0 million of $1,000 par value 12.0% Class B preferred equity (“AHD Sub Preferred Units”) to APL for cash pursuant to a certificate of designation. We utilized the net proceeds from the issuance to reduce borrowings under our senior secured credit facility (see “-Our Credit Facility”). Distributions on the AHD Sub Preferred Units are payable quarterly on the same date as the distribution payment date for our common units. Distributions on the AHD Sub Preferred Units shall initially be paid in cash or by increasing the amount of the AHD Sub Preferred Unit equity by the amount of the distribution. However, under the terms of the certificate of designation, prior to the repayment of all outstanding borrowings under our credit facility, AHD Sub may only pay a cash distribution on the AHD Sub Preferred Units if we have received distributions on APL’s 12.0% Class B preferred units. After we have repaid all outstanding borrowings under our credit facility, all subsequent distributions declared by AHD Sub on the AHD Sub Preferred Units shall be paid in cash. AHD Sub has the option of redeeming some or all of the AHD Sub Preferred Units, subject to certain limitations under the terms of the certificate of designation. As APL owns all of the outstanding AHD Sub Preferred Units in an amount equal to the Class B Preferred Units of APL that we own, the amounts eliminate in consolidation of our consolidated balance sheet as of March 31, 2010.

APL Common Equity Offerings

In August 2009, APL sold 2,689,765 common units in a private placement at an offering price of $6.35 per unit, yielding net proceeds of approximately $16.1 million. APL also received a capital contribution from Atlas Pipeline, GP of $0.4 million for Atlas Pipeline, GP to maintain its 2.0% general partner interest in APL.

In addition, APL issued warrants granting investors in its private placement the right to purchase an additional 2,689,765 common units at a price of $6.35 per unit for a period of two years following the issuance of the original common units. APL utilized the net proceeds from the common unit offering to repay a portion of its indebtedness under its senior secured term loan and revolving credit facility (see “-Term Loan and Revolving Credit Facility”) and to fund the early termination of certain derivative agreements (see “Item 1. Notes to Consolidated Financial Statements (Unaudited) -Note 9”).

On January 7, 2010, APL executed amendments to the warrants previously issued in August 2009. The amendments to the warrants provided that, for the period January 8 through January 12, 2010, the warrant exercise price was lowered to $6.00 per unit from $6.35 per unit. In connection with the amendments, the holders of the warrants exercised all of the warrants for cash, which resulted in net cash proceeds of approximately $15.3 million. APL utilized the net proceeds from the common unit offering to repay a portion of its indebtedness under its senior secured term loan and credit facility (see “-Term Loan and Credit Facility”) and to fund the early termination of certain derivative agreements (see “Item 1. Notes to Consolidated Financial Statements (Unaudited) -Note 9”).

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

Our Credit Facility

At March 31, 2010, we, with Atlas Pipeline GP and Atlas Energy as guarantors, had $4.0 million outstanding under a credit facility with a syndicate of banks. On June 1, 2009, we entered into an amendment to our credit facility agreement which, among other changes required us to immediately repay $30 million of the borrowings under the credit facility with scheduled payments on July 13, 2009, October 13, 2009, January 13, 2010 and the balance of the indebtedness being due on April 13, 2010, whereupon the credit facility terminated. All payments were timely made by funding from Atlas Energy under its guaranty of our obligations, with the balance paid on April 13, 2010.

Our $30.0 million repayment was funded from the proceeds of (i) a loan from Atlas Energy in the amount of $15.0 million obtained on June 1, 2009 (see “ -Our Subordinate Loan and Guaranty Note with Atlas Energy”) and (ii) the purchase by APL of $15.0 million of preferred equity in our newly-formed subsidiary. The subordinate loan matured the day following the day that we paid all indebtedness under the credit facility and is currently classified as a demand payment. Additionally, Atlas Energy guaranteed the remaining balance outstanding under the credit facility pursuant to a guarantee agreement with the administrative agent of the credit facility. In consideration for this guarantee, we issued to Atlas Energy a promissory note (see “-Our Subordinate Loan and Guaranty Note with Atlas Energy”).

Borrowings under our credit facility were secured by a first-priority lien on a security interest in all of our assets, including the pledge of Atlas Pipeline GP’s interests in APL, and are guaranteed by Atlas Energy, Atlas Pipeline GP and our other subsidiaries (excluding APL and its subsidiaries). Our credit facility contains customary covenants, including restrictions on our ability to incur additional indebtedness; make certain acquisitions, loans or investments or enter into a merger or sale of substantially all of our property or assets, including the sale or transfer of interest in our subsidiaries. We were in compliance with these covenants as of March 31, 2010. The credit facility was paid in full on April 13, 2010.

Our Subordinate Loan and Guaranty Note with Atlas Energy

On June 1, 2009, in connection with the amendment of our credit facility, we borrowed $15.0 million from Atlas Energy under a subordinate loan. Also, on June 1, 2009, in consideration of Atlas Energy’s guaranty of our indebtedness under our credit facility, we entered into a guaranty note with Atlas Energy. The subordinate loan and guaranty note matured on April 14, 2010, the day following the date that we repaid all outstanding borrowings under our credit facility. The loan and guaranty note are currently classified as demand notes. During the three months ended March 31, 2010, Atlas Energy funded $4.0 million under its guaranty of our obligations. We incurred interest expense of $0.6 million on the subordinate loan and guaranty note, during the three months ended March 31, 2010. As of March 31, 2010, we reflected $28.9 million in the current portion of long term debt on our consolidated balance sheet related to our obligations to Atlas Energy.

APL Term Loan and Credit Facility

At March 31, 2010, APL had a senior secured credit facility with a syndicate of banks which consisted of a term loan which matures in July 2014 and a $380.0 million revolving credit facility which matures in July 2013. Borrowings under APL’s credit facility bear interest, at APL’s option, at either (i) adjusted LIBOR, subject to a floor of 2% per annum, plus the applicable margin, as defined, or (ii) the higher of the federal funds rate plus 0.5% or the Wachovia Bank prime rate (each plus the applicable margin). The weighted average interest rates on the outstanding APL revolving credit facility and term loan borrowings at March 31, 2010 were 6.8%. Up to $50.0 million of APL’s credit facility may be utilized for letters of credit, of which $9.8 million was outstanding at March 31, 2010. These outstanding letter of credit amounts were not reflected as borrowings on our consolidated balance sheet.

APL’s senior secured credit facility restricts it from paying cash distributions unless APL’s senior secured leverage ratio meets certain thresholds and APL has minimum liquidity (both as defined in the credit agreement) of at least $50.0 million. The senior secured leverage ratio requirement for paying distributions was not met by APL for the quarter ending March 31, 2010. Borrowings under APL’s credit facility are secured by a lien on and security interest in all of APL’s property and that of its subsidiaries, except for the assets owned by the Chaney Dell and Midkiff/Benedum joint ventures and the Laurel Mountain joint venture. Borrowings are also secured by the guaranty of each of APL’s consolidated subsidiaries other than the joint venture companies. The credit facility contains customary covenants, including restrictions on APL’s ability to incur additional indebtedness; make certain acquisitions, loans or investments; make distribution payments to its unitholders if an event of default exists; or enter into a merger or sale of assets, including the sale or transfer of interests in its subsidiaries. APL is also unable to borrow under its credit facility to pay distributions of available cash to unitholders because such borrowings would not constitute “working capital borrowings” pursuant to its partnership agreement. APL is in compliance with these covenants as of March 31, 2010.

The events which constitute an event of default for the APL credit facility include payment defaults, breaches of representations or covenants contained in the credit agreement, adverse judgments against APL in excess of a specified amount, and a change of control of APL’s General Partner. The credit facility requires APL to maintain the following ratios:

Fiscal quarter ending:	Maximum Leverage Ratio	Maximum Senior Secured Leverage Ratio	Minimum Interest Coverage Ratio
March 31, 2010	9.25x	5.75x	1.40x
June 30, 2010	8.00x	5.00x	1.65x
September 30, 2010	7.00x	4.25x	1.90x
December 31, 2010	6.00x	3.75x	2.20x
Thereafter	5.00x	3.00x	2.75x

As of March 31, 2010, APL’s leverage ratio was 5.5 to 1.0, its senior secured leverage ratio was 3.3 to 1.0, and its interest coverage ratio was 2.2 to 1.0.

APL Senior Notes

At March 31, 2010, APL had $223.1 million principal amount outstanding of 8.75% senior unsecured notes due on June 15, 2018 (“APL 8.75% Senior Notes”) and $275.5 million principal amount outstanding of 8.125% senior unsecured notes due on December 15, 2015 (“APL 8.125% Senior Notes”; collectively, the “APL Senior Notes”). The APL 8.125% Senior Notes are presented combined with a net $3.7 million of unamortized discount as of March 31, 2010. Interest on the APL Senior Notes in the aggregate is payable semi-annually in arrears on June 15 and December 15. The APL 8.75% Senior Notes are redeemable at any time after June 15, 2013, and the APL 8.125% Senior Notes are redeemable at any time after December 31, 2010, at certain redemption prices, together with accrued and unpaid interest to the date of redemption. Prior to June 15, 2011, APL may redeem up to 35% of the aggregate principal amount of the APL 8.75% Senior Notes with the proceeds of certain equity offerings at a stated redemption price. The Senior Notes in the aggregate are also subject to repurchase by APL at a price equal to 101% of their principal amount, plus accrued and unpaid interest, upon a change of control or upon certain asset sales if APL does not reinvest the net proceeds within 360 days. The APL Senior Notes are junior in right of payment to APL’s secured debt, including APL’s obligations under its credit facility.

Indentures governing the APL Senior Notes in the aggregate contain covenants, including limitations of APL’s ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of its assets. APL is in compliance with these covenants as of March 31, 2010.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires making estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenue and expenses during the reporting period. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our financial position, results of operations or cash flows. Significant items that are subject to such estimates and assumptions include revenue and expense accruals, depreciation and amortization, asset impairment, fair value of derivative instruments, the probability of forecasted transactions and the allocation of purchase price to the fair value of assets acquired. A discussion of our significant accounting policies we have adopted and followed in the preparation of our consolidated financial statements is included within our Annual Report on Form 10-K for the year ended December 31, 2009, and there have been no material changes to these policies through March 31, 2010.

Fair Value of Financial Instruments

We use a valuation framework based upon inputs that market participants use in pricing an asset or liability, which are classified into two categories: observable inputs and unobservable inputs. Observable inputs represent market data obtained from independent sources, whereas unobservable inputs reflect our own market assumptions, which are used if observable inputs are not reasonably available without undue cost and effort. These two types of inputs are further prioritized into the following hierarchy:

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

We and APL use a fair value methodology to value the assets and liabilities for our respective outstanding derivative contracts (see “Item 1. Notes to Consolidated Financial Statements (Unaudited -Note 10”)). At March 31, 2010, all of our and APL’s derivative contracts are defined as Level 2, with the exception of APL’s NGL fixed price swaps and NGL options. APL’s Level 2 commodity hedges are calculated based on observable market data related to the change in price of the underlying commodity. Our and APL’s interest rate derivative contracts are valued using a LIBOR rate-based forward price curve model, and are therefore defined as Level 2. Valuations for APL’s NGL fixed price swaps are based on a forward price curve modeled on a regression analysis of quoted price curves for NGL’s for similar locations, and therefore are defined as Level 3. Valuations for APL’s NGL options are based on forward price curves developed by the related financial institutions, and therefore are defined as Level 3.

Recently Adopted Accounting Standards

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements,” to provide enhanced disclosure requirements for activity in Levels 1, 2 and 3 fair value measurements. The update requires significant transfers in and out of Levels 1 and 2 fair value measurements to be reported separately and the reasons for such transfers to be disclosed. The update also requires information regarding purchases, sales, issuances, and settlements to be disclosed separately on a gross basis in the reconciliation of fair value measurements using unobservable inputs for all activity in Level 3 fair value measurements. Additionally, the update clarifies that fair value measurement for each class of assets and liabilities must be disclosed as well as disclosures pertaining to the inputs and valuation techniques for both recurring and nonrecurring fair value measurements in Levels 2 and 3. These requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those requirements will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We adopted these requirements on January 1, 2010 and it did not have a material impact on our financial position, results of operations or related disclosures.

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

We and APL are exposed to various market risks, principally fluctuating interest rates and changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We and APL manage these risks through regular operating and financing activities and periodical use of derivative instruments. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on March 31, 2010. Only the potential impact of hypothetical assumptions is analyzed. The analysis does not consider other possible effects that could impact our and APL’s business.

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

Interest Rate Risk. At March 31, 2010, APL had a $380.0 million senior secured revolving credit facility ($280.0 million outstanding). APL also had $425.8 million outstanding under its senior secured term loan at March 31, 2010. Borrowings under the credit facility bear interest, at APL’s option at either (i) adjusted LIBOR plus the applicable margin, as defined, or (ii) the higher of the federal funds rate plus 0.5% or the Wachovia Bank prime rate (each plus the applicable margin). On May 29, 2009, APL entered into an amendment to its senior secured revolving credit facility agreement which, among other changes, set a floor for the LIBOR interest rate of 2.0% per annum. The weighted average interest rate for the APL revolving credit facility borrowings was 6.8% at March 31, 2010, and the weighted average interest rate for the term loan borrowings was 6.8% at March 31, 2010.

At March 31, 2010, we had an interest rate derivative contract having an aggregate notional principal amount of $25.0 million. Under the terms of agreement, we will pay an interest rate of 3.01%, plus the applicable margin as defined under the terms of our revolving credit facility and will receive LIBOR, plus the applicable margin, on the notional principal amounts. The interest rate swap agreement expires on May 28, 2010.

At March 31, 2010, APL had interest rate derivative contracts having aggregate notional principal amounts of $250.0 million. Under the terms of these agreements, APL will pay weighted average interest rates of 3.14%, plus the applicable margin as defined under the terms of APL’s revolving credit facility, and will receive LIBOR, plus the applicable margin, on the notional principal amounts. The interest rate swap agreements expire April 30, 2010. Beginning May 29, 2009, APL discontinued hedge accounting for its interest rate derivatives which were previously qualified as hedges. As such, subsequent changes in fair value of these derivatives will be recognized immediately within other income, net in our consolidated statements of operations.

Holding all other variables constant, a 100 basis-point, or 1%, change in interest rates would change our and APL’s annual interest expense by $0.3 million.

Commodity Price Risk. APL is exposed to commodity prices as a result of being paid for certain services in the form of natural gas, NGLs and condensate rather than cash. For gathering services, APL receives fees or commodities from the producers to bring the raw natural gas from the wellhead to the processing plant. For processing services, APL either receives fees or commodities as payment for these services, based on the type of contractual agreement. Average estimated unhedged 2010 market prices for NGLs, natural gas and condensate, based upon New York Mercantile Exchange (“NYMEX”) forward price curves as of April 5, 2010, are $0.97 per gallon, $4.87 per million BTU and $87.96 per barrel, respectively. A 10% change in these prices would change APL’s forecasted gross margin for the twelve-month period ended March 31, 2011 by approximately $20.0 million.

APL uses a number of different derivative instruments, principally swaps and options, in connection with its commodity price risk management activities. APL enters into financial swap and option instruments to hedge its forecasted natural gas, NGLs and condensate sales against the variability in expected future cash flows attributable to changes in market prices. Swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas, NGLs and condensate are sold. Under swap agreements, APL receives or pays a fixed price and receives or remits a floating price based on certain indices for the relevant contract period. Commodity-based option instruments are contractual agreements that grant the right, but not the obligation, to receive or pay a fixed price and receive or remit a floating price based on certain indices for the relevant contract period. See “Item 1. Notes to Consolidated Financial Statements (Unaudited) Note 9” for further discussion of APL’s derivative instruments.

ITEM 4	CONTROLS AND PROCEDURES

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

Under the supervision of our general partner’s Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Certificate of Limited Partnership of Atlas Pipeline Holdings, L.P.(1)
3.2(a)	Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Holdings, L.P. (2)
3.2(b)	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Holdings, L.P. (3)
4.1	Specimen Certificate Representing Common Units(1)
10.1	Certificate of Formation of Atlas Pipeline Holdings GP, LLC(1)
10.2(a)	Amended and Restated Limited Liability Company Agreement of Atlas Pipeline Partners GP, LLC(1)
10.2(b)	Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(1)
10.2(c)	Amendment No. 2 to Second Amendment and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(4)
10.2(d)	Amendment No. 3 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(6)
10.2(e)	Amendment No. 4 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P. (6)
10.2(f)	Amendment No. 5 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P. (6)
10.2(g)	Amendment No. 6 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(7)
10.2(h)	Amendment No. 7 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(13)
10.3	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Operating Partnership, L.P.(13)
10.4	Amended and Restated Certificate of Designation for 12% Cumulative Class B Preferred Units of Atlas Pipeline Partners, L.P. (7)
10.5	Long-Term Incentive Plan(6)
10.6(a)	Revolving Credit Agreement dated as of July 26, 2006 by and among Atlas Pipeline Holdings, L.P., Atlas Pipeline Partners GP, LLC, Wachovia Bank, National Association and the lenders thereto(2)
10.6(b)	First Amendment to Revolving Credit Agreement dated as of June 1, 2009(8)
10.7	Atlas Pipeline Holdings II, LLC Limited Liability Company Agreement(8)
10.8	Promissory Note to Atlas America, Inc. dated June 1, 2009(8)
10.9	Guaranty Note to Atlas America, Inc. dated June 1, 2009(8)
10.10	ATN Option Agreement dated as of June 1, 2009, by and among APL Laurel Mountain, LLC, Atlas Pipeline Operating Partnership, L.P. and Atlas Energy Resources, LLC(9)
10.11	Amended and Restated Limited Liability Company Agreement of Laurel Mountain Midstream, LLC dated as of June 1, 2009(9)
10.12(a)	Revolving Credit and Term Loan Agreement dated July 27, 2007 among Atlas Pipeline Partners, L.P., the guarantors therein, Wachovia Bank, National Association, and other banks party thereto(11)
10.12(b)	Amendment No. 1 and Agreement to the Revolving Credit and Term Loan Agreement, dated June 12, 2008(11)
10.12(c)	Amendment No. 2 to Revolving Credit and Term Loan Agreement, dated May 29, 2009 (10)
10.13	Securities Purchase Agreement dated April 7, 2009, by and between Atlas Pipeline Mid-Continent, LLC and Spectra Energy Partners OLP, LP (11)
10.14	Letter Agreement, dated as of August 31, 2009, between Atlas America, Inc. and Eric Kalamaras(12)
10.15	Phantom Unit Grant Agreement between Atlas Pipeline Mid-Continent, LLC and Eric Kalamaras, dated September 14, 2009(12)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification
31.2	Rule 13(a)-14(a)/14(d)-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification

(1)	Previously filed as an exhibit to the registration statement on Form S-1 (File No. 333-130999).
(2)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended June 30, 2006.
(3)	Previously filed as an exhibit to current report on Form 8-K filed January 8, 2008.
(4)	Previously filed as an exhibit to current report on Form 8-K filed July 30, 2007.
(5)	[Intentionally Omitted]
(6)	Previously filed as an exhibit to annual report on Form 10-K for the year ended December 31, 2008.
(7)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended March 31, 2009.
(8)	Previously filed as an exhibit to current report on Form 8-K filed June 2, 2009.
(9)	Previously filed as an exhibit to current report on Form 8-K filed June 5, 2009.
(10)	Previously filed as an exhibit to current report on Form 8-K filed June 1, 2009.
(11)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended June 30, 2009.
(12)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended September 30, 2009.
(13)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on April 2, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS PIPELINE HOLDINGS, L.P.
		By:	Atlas Pipeline Holdings GP, LLC, its General Partner

Date: May 7, 2010	By:		/s/ EUGENE N. DUBAY
Eugene N. Dubay
Chief Executive Officer, President, and Managing Board Member of the General Partner

Date: May 7, 2010	By:		/s/ ERIC T. KALAMARAS
Eric T. Kalamaras
Chief Financial Officer and of the General Partner

Date: May 7, 2010	By:		/s/ ROBERT W. KARLOVICH, III
Robert W. Karlovich, III
Chief Accounting Officer of the General Partner