Form 10-Q
period 2010-06-30
Atlas Pipeline Holdings, L.P.
filed 2010-08-05
CIK 1347218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of common units of the registrant outstanding on August 2, 2010 was 27,703,579.

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$209	$1,103
Accounts receivable	61,613	100,721
Current portion of derivative asset	8,872	998
Prepaid expenses and other	15,722	15,404

Total current assets	86,416	118,226

Property, plant and equipment, net	1,679,581	1,684,384
Intangible assets, net	155,313	168,091
Investment in joint venture	134,504	132,990
Long-term portion of derivative asset	513	361
Other assets, net	30,758	34,066

	$2,087,085	$2,138,118

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Current portion of long-term debt	$33,982	$32,255
Accounts payable – affiliates	7,788	2,304
Accounts payable	19,602	22,928
Accrued liabilities	14,055	14,549
Accrued interest payable	2,579	9,652
Current portion of derivative liability	1,019	33,833
Accrued producer liabilities	60,201	66,211

Total current liabilities	139,226	181,732

Long-term portion of derivative liability	4,778	11,126

Long-term debt, less current portion	1,207,760	1,254,183

Other long-term liability	315	398

Commitments and contingencies

Partners’ capital:
Common limited partners’ interests	(11,979)	(7,756)
Accumulated other comprehensive loss	(3,512)	(6,551)

	(15,491)	(14,307)
Non-controlling interests	(31,885)	(30,925)
Non-controlling interest in Atlas Pipeline Partners, L.P.	782,382	735,911

Total partners’ capital	735,006	690,679

	$2,087,085	$2,138,118

See accompanying notes to consolidated financial statements

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Natural gas and liquids	$230,941	$166,436	$491,890	$310,569
Transportation, processing and other fees – affiliates	155	6,429	331	16,497
Transportation, processing and other fees – third parties	14,544	14,433	28,623	29,324
Other income (loss), net	10,541	(15,841)	17,083	(10,691)

Total revenue and other income (loss), net	256,181	171,457	537,927	345,699

Costs and expenses:
Natural gas and liquids	186,796	129,676	393,459	264,421
Plant operating	15,694	14,128	31,228	27,951
Transportation and compression	232	2,791	421	6,122
General and administrative	6,419	6,938	16,628	16,705
Compensation reimbursement – affiliates	375	375	750	750
Depreciation and amortization	22,899	22,999	45,645	45,667
Interest	25,106	26,852	52,155	48,517

Total costs and expenses	257,521	203,759	540,286	410,133

Equity income in joint venture	888	710	2,350	710
Gain on asset sale	—	109,941	—	109,941

Income (loss) from continuing operations	(452)	78,349	(9)	46,217

Discontinued operations:
Gain on sale of discontinued operations	—	51,078	—	51,078
Earnings from discontinued operations	—	2,541	—	11,417

Income from discontinued operations	—	53,619	—	62,495

Net income (loss)	(452)	131,968	(9)	108,712
Income attributable to non-controlling interests	(945)	(652)	(2,262)	(1,121)
(Income) loss attributable to non-controlling interest in Atlas Pipeline Partners, L.P.	257	(114,330)	(233)	(93,688)

Net income (loss) attributable to common limited partners	$(1,140)	$16,986	$(2,504)	$13,903

Net income (loss) attributable to common limited partners per unit:
Basic:
Continuing operations	$(0.04)	$0.34	$(0.09)	$0.18
Discontinued operations	—	0.27	—	0.32

	$(0.04)	$0.61	$(0.09)	$0.50

Diluted:
Continuing operations	$(0.04)	$0.34	$(0.09)	$0.18
Discontinued operations	—	0.27	—	0.32

	$(0.04)	$0.61	$(0.09)	$0.50

Weighted average common limited partner units outstanding:
Basic	27,704	27,659	27,704	27,659

Diluted	27,704	27,659	27,704	27,659

Amounts attributable to common limited partners:
Continuing operations	$(1,140)	$9,547	$(2,504)	$5,034
Discontinued operations	—	7,439	—	8,869

Net income (loss) attributable to common limited partners	$(1,140)	$16,986	$(2,504)	$13,903

See accompanying notes to consolidated financial statements

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(in thousands, except unit data)

(Unaudited)

	Common Limited Partners’ Capital		Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Non-Controlling Interest in Atlas Pipeline Partners L.P.	Total Partners’ Capital
	Units	$
Balance at January 1, 2010	27,703,579	$(7,756)	$(6,551)	$(30,925)	$735,911	$690,679
Issuance of common limited partner units	—	—	—	—	15,319	15,319
Issuance of APL Class C preferred limited partner units	—	—	—	—	8,000	8,000
Distributions to non-controlling interests	—	—	—	(3,222)	—	(3,222)
Unissued common units under incentive plans	—	709	—	—	2,027	2,736
Net loss on purchase and sale of subsidiary equity	—	(2,428)	—	—	2,428	—
Other comprehensive income	—	—	3,039	—	18,464	21,503
Net income (loss)	—	(2,504)	—	2,262	233	(9)

Balance at June 30, 2010	27,703,579	$(11,979)	$(3,512)	$(31,885)	$782,382	$735,006

See accompanying notes to consolidated financial statements

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(9)	$108,712
Less: Income from discontinued operations	—	62,495

Net income (loss) from continuing operations	(9)	46,217
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	45,645	45,667
Equity income in joint venture	(2,350)	(710)
Distribution received from joint venture	6,450	164
Gain on asset sale	—	(109,941)
Non-cash compensation (income) expense	2,736	(109)
Amortization of deferred finance costs	3,255	4,715
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, prepaid expenses and other	38,790	20,405
Accounts payable and accrued liabilities	(17,223)	(18,655)
Derivative accounts payable and accounts receivable	(25,684)	34,010
Accounts payable and accounts receivable – affiliates	5,484	1,936

Net cash provided by continuing operations	57,094	23,699
Net cash provided by discontinued operations	—	16,935

Net cash provided by operations	57,094	40,634

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23,865)	(130,494)
Capital contributions to joint venture	(5,614)	—
Net proceeds from asset sale	—	87,795
Other	102	(2,346)

Net cash used in continuing investing activities	(29,377)	(45,045)
Net cash provided by discontinued investing activities	—	290,594

Net cash (used in) provided by investing activities	(29,377)	245,549

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	219,000	325,000
Repayments under credit facilities	(268,000)	(335,000)
Repayment of Atlas Pipeline Partners, L.P. debt	(7,660)	(247,295)
Principal payments on Atlas Pipeline Partners, L.P. capital lease	(270)	—
Net proceeds from subordinate loan with and advances from Atlas Energy, Inc.	8,000	15,000
Net proceeds from issuance of Atlas Pipeline Partners, L.P. common limited partner units	15,319	(4,955)
Net proceeds from issuance of Atlas Pipeline Partners, L.P. preferred units	8,000	4,955
Redemption of Atlas Pipeline Partners, L.P. Class A preferred units	—	(15,000)
Distributions paid to common limited partners	—	(1,660)
Distributions paid to non-controlling interests in Atlas Pipeline Partners, L.P.	—	(22,337)
Net distributions (received from) to non-controlling interests	(3,222)	1,280
Other	222	(11,292)

Net cash used in financing activities	(28,611)	(291,304)

Net change in cash and cash equivalents	(894)	(5,121)
Cash and cash equivalents, beginning of period	1,103	7,285

Cash and cash equivalents, end of period	$209	$2,164

See accompanying notes to consolidated financial statements

ATLAS PIPELINE HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Atlas Pipeline Holdings, L.P. (“Atlas Pipeline Holdings” or the “Partnership”) is a publicly-traded Delaware limited partnership (NYSE: AHD). The Partnership’s wholly-owned subsidiary, Atlas Pipeline Partners GP, LLC (“Atlas Pipeline GP” or “General Partner”), a Delaware limited liability company, is the general partner of Atlas Pipeline Partners, L.P. (“APL” – NYSE: APL). The Partnership’s general partner, Atlas Pipeline Holdings GP, LLC (“Atlas Pipeline Holdings GP”), which does not have an economic interest in the Partnership and is not entitled to receive any distributions from the Partnership, manages the operations and activities of the Partnership and owes a fiduciary duty to the Partnership’s common unitholders. At June 30, 2010, the Partnership had 27,703,579 common limited partnership units outstanding.

APL is a publicly-traded Delaware limited partnership and a midstream energy service provider engaged in the gathering and processing of natural gas. APL’s operations are conducted through subsidiary entities whose equity interests are owned by Atlas Pipeline Operating Partnership, L.P. (the “Operating Partnership”), a wholly-owned subsidiary of APL. At June 30, 2010, the Partnership, through its general partner interests in APL and the Operating Partnership, owns a 1.9% general partner interest in the consolidated pipeline operations of APL, through which it manages and effectively controls both APL and the Operating Partnership. The remaining 98.1% ownership interest in the consolidated pipeline operations consists of limited partner interests in APL. The Partnership also owns 5,754,253 common limited partner units in APL and 15,000 $1,000 par value 12% cumulative Class B preferred limited partner units in APL. At June 30, 2010, APL had 53,217,452 common limited partnership units outstanding, including the 5,754,253 common units held by the Partnership, plus 15,000 $1,000 par value 12% cumulative Class B preferred limited partner units held by the Partnership and 8,000 $1,000 par value 12% cumulative Class C preferred limited partner units held by Atlas Energy, Inc and its affiliates (“Atlas Energy”), a publicly-traded company (NASDAQ: ATLS) (see Note 6).

On March 31, 2010, APL’s limited partnership agreement was amended to provide a temporary waiver of a capital contribution required for Atlas Pipeline GP to maintain its 2.0% general partner interest in APL, relative to the January 2010 issuance of APL common units for warrants exercised. Atlas Pipeline GP will not be required to make such capital contribution until it has received aggregate distributions from APL sufficient to fund the required capital contribution. During this waiver period Atlas Pipeline GP’s interest in APL and the Operating Partnership will be reduced by approximately 0.1% to 1.9% (see Note 5).

The Partnership’s assets consist principally of 100% ownership interest in Atlas Pipeline GP, which as of June 30, 2010, together with the Partnership, owns:

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

•	5,754,253 common units of APL, representing approximately 10.8% of the 53,217,452 outstanding common limited partnership units of APL, and

•	15,000 $1,000 par value 12% cumulative Class B preferred limited partner units of APL.

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

Atlas Energy owned 100% of Atlas Pipeline Holdings GP and a 64.3% ownership interest in the common units of the Partnership at June 30, 2010. In addition to its ownership interest in the Partnership, Atlas Energy also owned, at June 30, 2010, 1,112,000 of APL’s common limited partnership units, representing a 2.1% ownership interest in APL and 8,000 APL $1,000 par value 12% cumulative Class C preferred limited partner units (see Note 6).

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

The Partnership has adjusted its consolidated financial statements and related footnote disclosures presented within this Form 10-Q from the amounts previously presented to reflect the Partnership’s January 1, 2010 reclassification of a portion of its income, within its consolidated statements of operations, to “Transportation, Processing and Other Fees” for fee-based revenues which were previously reported within “Natural Gas and Liquids”. This reclassification was made in order to provide clarity between the revenue that is commodity based and the revenue that is fee-based.

The accompanying consolidated financial statements, which are unaudited except that the balance sheet at December 31, 2009 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three and six month periods ended June 30, 2010 may not necessarily be indicative of the results of operations for the full year ending December 31, 2010. Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation.

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

The Midkiff/Benedum joint venture has a 72.8% undivided joint venture interest in the Midkiff/Benedum system, of which the remaining 27.2% interest is owned by Pioneer Natural Resources Company (NYSE: PXD) (“Pioneer”). Due to the ownership of the Midkiff/Benedum system being in the form of an undivided interest, the Midkiff/Benedum joint venture proportionally consolidates its 72.8% ownership interest in the assets and liabilities and operating results of the Midkiff/Benedum system.

Non-Controlling Interest in Atlas Pipeline Partners, L.P.

The non-controlling interest in APL on the Partnership’s consolidated financial statements reflects the outside ownership interests in APL, which was 87.4% and 86.8% at June 30, 2010 and December 31, 2009, respectively. The non-controlling interests in APL in the Partnership’s consolidated statements of operations is calculated quarterly by multiplying (i) the weighted average APL common limited partner units outstanding held by non-affiliated third parties by (ii) the consolidated net income (loss) per APL common limited partner unit for the respective quarter. The net income (loss) per APL common limited partner unit is calculated by dividing the net income (loss) allocated to common limited partners, after the allocation of net income (loss) to the Partnership as general partner in accordance with the terms of the APL partnership agreement, by the total weighted average APL common limited partner units outstanding. The Partnership’s general partner interest in the net income (loss) of APL is based upon its 1.9% general partner ownership interest and incentive distributions, with a priority allocation of APL’s net income (loss) in an amount equal to the incentive distributions, in accordance with the APL partnership agreement, and the remaining APL net income (loss) allocated with respect to the general partner’s and APL’s limited partners’ ownership interests. The non-controlling interest in APL on the Partnership’s consolidated balance sheets principally reflects the sum of the allocation of APL’s consolidated net income (loss) to the non-controlling interest in APL and the contributed capital of non-controlling interests through the sale of limited partner units in APL, partially offset by APL quarterly cash distributions to the non-controlling interest owners.

During the six months ended June 30, 2010, APL’s warrant holders exercised their warrants to purchase 2,689,765 common units (see Note 5). As a result of these transactions, the Partnership’s ownership percentage in APL, including its 1.9% interest (reduced from 2.0% interest) (see Note 1) as general partner, was reduced. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary” (“SAB No. 51”), during the six months ended June 30, 2010, the Partnership recorded a $2.4 million increase to non-controlling interest in APL with a corresponding decrease to its limited Partners’ Capital, which represents the difference between the Partnership’s share of the underlying book value in APL before and after the respective common unit transactions, on its consolidated balance sheet.

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

The natural gas industry principally conducts its business by processing actual transactions at the end of the month following the month of delivery. Consequently, the most current month’s financial results were recorded using estimated volumes and commodity market prices. Differences between estimated and actual amounts are recorded in the following month’s financial results. Management believes that the operating results presented represent actual results in all material respects (see “—Revenue Recognition” accounting policy for further description).

Receivables

The amounts included within accounts receivable on the Partnership’s consolidated balance sheet at June 30, 2010 and December 31, 2009 are associated entirely with APL’s operating activities. In evaluating the realizability of its accounts receivable, APL performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by APL’s review of its customers’ credit information. APL extends credit on an unsecured basis to many of its customers. At June 30, 2010 and December 31, 2009, APL recorded no allowance for uncollectible accounts receivable on its consolidated balance sheets.

Capitalized Interest

APL capitalizes interest on borrowed funds related to capital projects only for periods that activities are in progress to bring these projects to their intended use. The weighted average rate used to capitalize interest on borrowed funds by APL was 7.4% and 5.8% for the three months ended June 30, 2010 and 2009, respectively, and 7.4% and 5.3% for the six months ended June 30, 2010 and 2009, respectively. The amount of interest capitalized was $0.3 million and $0.5 million for the three months ended June 30, 2010 and 2009, respectively, and $0.5 million and $1.9 million for the six months ended June 30, 2010 and 2009, respectively.

Intangible Assets

APL has recorded intangible assets with finite lives in connection with certain consummated acquisitions. The following table reflects the components of intangible assets being amortized at June 30, 2010 and December 31, 2009 (dollars in thousands):

	June 30, 2010	December 31, 2009	Estimated Useful Lives In Years
Gross Carrying Amount:
Customer contracts	$12,810	$12,810	8
Customer relationships	222,572	222,572	7–20

	$235,382	$235,382

Accumulated Amortization:
Customer contracts	$(8,192)	$(7,397)
Customer relationships	(71,877)	(59,894)

	$(80,069)	$(67,291)

Net Carrying Amount:
Customer contracts	$4,618	$5,413
Customer relationships	150,695	162,678

	$155,313	$168,091

APL amortizes intangible assets with finite useful lives over their estimated useful lives. If an intangible asset has a finite useful life, but the precise length of that life is not known, that intangible asset must be amortized over the best estimate of its useful life. At a minimum, APL will assess the useful lives of all intangible assets on an annual basis to determine if adjustments are required. The estimated useful life for APL’s customer contract intangible assets is based upon the approximate average length of customer contracts in existence and expected renewals at the date of acquisition. The estimated useful life for APL’s customer relationship intangible assets is based upon the estimated average length of non-contracted customer relationships in existence at the date of acquisition, adjusted for management’s estimate of whether these individual relationships will continue in excess or less than the average length. Amortization expense on intangible assets was $6.4 million for both the three month periods ended June 30, 2010 and 2009, and $12.8 million for both the six month periods ended June 30, 2010 and 2009. Amortization expense related to intangible assets is estimated to be as follows for each of the next five calendar years: 2010 to 2012 - $25.6 million per year; 2013 - $24.5 million; 2014 - $20.4 million.

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

The following is a reconciliation of net income (loss) from continuing operations and net income from discontinued operations allocated to the common limited partners for purposes of calculating net income (loss) attributable to common limited partners per unit (in thousands, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Continuing operations:
Net income (loss)	$(452)	$78,349	$(9)	$46,217
Income attributable to non-controlling interests	(945)	(652)	(2,262)	(1,121)
(Income) loss attributable to non-controlling interests – Atlas Pipeline Partners, L.P.	257	(68,150)	(233)	(40,062)

Net income (loss) attributable to common limited partners	(1,140)	9,547	(2,504)	5,034
Less: Net income attributable to participating securities – phantom units(1)	—	62	—	36

Net income (loss) utilized in the calculation of net income (loss) from continuing operations attributable to common limited partners per unit	$(1,140)	$9,485	$(2,504)	$4,998

Discontinued operations:
Net income	$—	$53,619	$—	$62,495
Income attributable to non-controlling interests – Atlas Pipeline Partners, L.P.	—	(46,180)	—	(53,626)

Net income utilized in the calculation of net income from discontinued operations attributable to common limited partners per unit	$—	$7,439	$—	$8,869

(1)	Net income attributable to common limited partners’ ownership interest is allocated to the phantom units on a pro-rata basis (weighted average phantom units outstanding as a percentage of the sum of the weighted average phantom units and common limited partner units outstanding). For the three and six months ended June 30, 2010, net loss attributable to common limited partners’ ownership interest is not allocated to approximately 141,000 and 140,000 phantom units, respectively, because the contractual terms of the phantom units as participating securities do not require the holders to share in the losses of the entity.

Diluted net income (loss) attributable to common limited partners per unit is calculated by dividing net income (loss) attributable to common limited partners by the sum of the weighted average number of common limited partner units outstanding, including participating securities, plus the dilutive effect of unit option awards, as calculated by the treasury stock method. Unit options consist of common units issuable upon payment of an exercise price by the participant under the terms of the Partnership’s long-term incentive plan (see Note 14).

The following table sets forth the reconciliation of the Partnership’s weighted average number of common limited partner units used to compute basic net income (loss) attributable to common limited partners per unit with those used to compute diluted net income (loss) attributable to common limited partners per unit (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted average number of common limited partner units – basic	27,704	27,659	27,704	27,659
Add effect of participating securities – phantom units(1)	—	—	—	—
Add effect of dilutive option incentive awards(2)	—	—	—	—

Weighted average number of common limited partner units – diluted	27,704	27,659	27,704	27,659

(1)	For the three months and six months ended June 30, 2010, approximately 141,000 and 140,000 phantom units were excluded from the computation of diluted earnings attributable to common limited partners per unit because the inclusion of such phantom units would have been anti-dilutive.
(2)	For the three and six months ended June 30, 2010 and 2009, approximately 1.0 million unit options were excluded from the computation of diluted earnings attributable to common limited partners per unit because the inclusion of such unit options would have been anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net income (loss), are referred to as “other comprehensive income (loss)” or “OCI” and for the Partnership only include changes in the fair value of unsettled derivative contracts which were accounted for as cash flow hedges (see Note 10). The following table sets forth the calculation of the Partnership’s comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$(452)	$131,968	$(9)	$108,712
Income attributable to non-controlling interests	(945)	(652)	(2,262)	(1,121)
(Income) loss attributable to non-controlling interests – Atlas Pipeline Partners, L.P.	257	(114,330)	(233)	(93,688)

Net income (loss) attributable to common limited partners	(1,140)	16,986	(2,504)	13,903

Other comprehensive income (loss):
Change in fair value of derivative instruments accounted for as cash flow hedges	—	(869)	—	(2,246)
Changes in non-controlling interest related to items in other comprehensive loss	(9,358)	(9,115)	(18,464)	(25,696)
Add: adjustment for realized losses reclassified to net income	10,728	14,019	21,503	33,044

Total other comprehensive income	1,370	4,035	3,039	5,102

Comprehensive income	$230	$21,021	$535	$19,005

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

Fee-Based Contracts. These contracts provide a set fee for gathering and/or processing raw natural gas. APL’s revenue is a function of the volume of natural gas that it gathers and processes and is not directly dependent on the value of the natural gas. APL is also paid a separate compression fee on many of its systems. The fee is dependent upon the volume of gas flowing through APL’s compressors and the quantity of compression stages utilized to gather the gas.

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

Keep-Whole Contracts. These contracts require APL, as the processor and gatherer, to gather or purchase raw natural gas at current market rates. The volume of gas gathered or purchased is based on the measured volume at an agreed upon location (generally at the wellhead). The volume of gas redelivered or sold at the tailgate of APL’s processing facility will be lower than the volume purchased at the wellhead primarily due to NGLs extracted when processed through a plant. APL must make up or “keep the producer whole” for this loss in volume. To offset the make-up obligation, APL retains the NGLs which are extracted and sells them for its own account. Therefore, APL bears the economic risk (the “processing margin risk”) that (i) the volume of residue gas available for redelivery to the producer may be less than APL received from the producer; or (ii) the aggregate proceeds from the sale of the processed natural gas and NGLs could be less than the amount that APL paid for the unprocessed natural gas. In order to help mitigate the risk associated with Keep-Whole contracts APL generally imposes a fee to gather the gas that is settled under this arrangement. Also, because the natural gas volumes contracted under Keep-Whole agreements is often lower in BTU content and thus, can meet downstream pipeline specifications without being processed, the natural gas can be bypassed around the processing plants on these systems and delivered directly into downstream pipelines during periods of margin risk.

APL accrues unbilled revenue due to timing differences between the delivery of natural gas, NGLs, and condensate and the receipt of a delivery statement. This revenue is recorded based upon volumetric data from APL’s records and management estimates of the related gathering and compression fees which are, in turn, based upon applicable product prices (see “- Use of Estimates” accounting policy for further description). APL had unbilled revenues at June 30, 2010 and December 31, 2009 of $26.2 million and $65.4 million, respectively, which are included in accounts receivable within the Partnership’s consolidated balance sheets.

Recently Adopted Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures - Improving Disclosures about Fair Value Measurements,” which provides enhanced disclosure requirements for activity in Levels 1, 2 and 3 fair value measurements. The update requires significant transfers in and out of Levels 1 and 2 fair value measurements to be reported separately and the reasons for such transfers to be disclosed. The update also requires information regarding purchases, sales, issuances, and settlements to be disclosed separately on a gross basis in the reconciliation of fair value measurements using unobservable inputs for all activity in Level 3 fair value measurements. Additionally, the update clarifies that fair value measurement for each class of assets and liabilities must be disclosed as well as disclosures pertaining to the inputs and valuation techniques for both recurring and nonrecurring fair value measurements in Levels 2 and 3. These requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those requirements will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Partnership adopted these requirements on January 1, 2010 and it did not have a material impact on its financial position, results of operations or related disclosures.

Recently Issued Accounting Standards

In July 2010, the FASB issued Accounting Standards Update 2010-20, “Receivables - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“Update 2010-20”). Update 2010-20 provides enhanced disclosure requirements for allowance for credit losses and the credit quality of financing receivables to assist financial statement users in assessing credit risk exposures and evaluating the adequacy of the allowance for credit losses. This amendment requires disclosures on a disaggregated basis that will further facilitate the evaluation of the nature of credit risk inherent in an entity’s financing receivables, how the risks are analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for such changes in the allowance for credit losses. This amendment also requires disclosure of credit quality indicators, past due information, a roll-forward schedule of the allowance for credit losses, and any modifications to financing receivables. These requirements are effective for interim and annual reporting periods ending on or after December 15, 2010. The Partnership will apply these requirements upon its adoption on December 15, 2010 and does not expect it to have a material impact on its financial position, results of operations or related disclosures.

NOTE 3 – APL INVESTMENT IN JOINT VENTURE

On May 31, 2009, APL and subsidiaries of Williams completed the formation of Laurel Mountain, a joint venture which owns and operates APL’s previously owned Appalachia natural gas gathering system, excluding APL’s northeastern Tennessee operations. Williams contributed cash and a note receivable of $25.5 million to the joint venture and owns 51% interest in Laurel Mountain. APL contributed the Appalachia natural gas gathering system and owns a 49% interest in Laurel Mountain. APL is required to make capital contributions to Laurel Mountain equal to 49% of any capital calls, in order to maintain its current ownership interest in the joint venture. APL is also entitled to preferred distribution rights relating to all payments on the note receivable. Williams performs the day to day operations of the joint venture.

APL recognizes its 49% ownership interest in Laurel Mountain as an investment in joint venture on its consolidated balance sheet. APL accounts for its ownership interest in Laurel Mountain under the equity method of accounting, with recognition of its ownership interest in the income of Laurel Mountain as equity income on its consolidated statements of operations. As of June 30, 2010, APL has utilized $8.5 million of the $25.5 million note receivable and paid cash of $5.6 million to make capital contributions to Laurel Mountain.

The following table provides the joint venture’s summarized statement of operations for the three and six months ended June 30, 2010 and 2009 and balance sheet data as of June 30, 2010 and December 31, 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009(1)	2010	2009(1)
Statement of Operations data:
Total revenue	$10,428	$3,068	$21,512	$3,068
Net income	1,446	1,278	4,093	1,278

(1)	Represents the period from May 31, 2009, the date of initial formation, through June 30, 2009.

	June 30, 2010	December 31, 2009
Balance Sheet data:
Current assets	$13,871	$12,193
Long-term assets	266,490	248,730
Current liabilities	15,496	19,724
Long-term liabilities	9,454	9,555
Net equity	255,411	231,644

NOTE 4 – DISCONTINUED OPERATIONS

On May 4, 2009, APL completed the sale of its NOARK gas gathering and interstate pipeline system to Spectra Energy Partners OLP, LP (NYSE:SEP) (“Spectra”). APL accounted for the earnings of the NOARK system assets as discontinued operations within the Partnership’s consolidated financial statements and recorded a gain of $51.1 million on the sale of the NOARK assets within income from discontinued operations on the Partnership’s consolidated statements of operations during the three and six months ended June 30, 2009. The following table summarizes the components included within income from discontinued operations on the Partnership’s consolidated statements of operations (in thousands):

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Total revenue and other loss, net	$5,269	$21,274
Total costs and expenses	(2,728)	(9,857)

Income from discontinued operations	$2,541	$11,417

NOTE 5 – APL COMMON UNIT EQUITY OFFERING

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

On January 7, 2010, APL executed amendments to the warrants originally issued in August 2009. The amendments to the warrants provided that, for the period January 8 through January 12, 2010, the warrant exercise price was lowered to $6.00 per unit from $6.35 per unit. In connection with the amendments, the holders of the warrants exercised all of the warrants for cash, which resulted in net cash proceeds of approximately $15.3 million to APL. APL utilized the net proceeds from the common unit offering to repay a portion of its indebtedness under its senior secured term loan (see Note 12) and to fund the early termination of certain APL derivative agreements (see Note 10).

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

NOTE 6 – APL PREFERRED UNIT EQUITY OFFERINGS

On June 30, 2010, APL sold 8,000 newly-created 12% cumulative Class C Preferred Units of limited partner interest (the “APL Class C Preferred Units”) to Atlas Energy for cash consideration of $1,000 per APL Class C Preferred Unit (the “Face Value”). APL plans to use the proceeds from the sale of the APL Class C Preferred Units for general partnership purposes. The APL Class C Preferred Units are entitled to receive distributions of 12.0% per annum, paid quarterly on the same date as the distribution payment date for APL’s common units. The APL Class C Preferred Units are not convertible into APL common units. APL has the right at any time to redeem some or all of the outstanding APL Class C Preferred Units (but not less than 2,500 APL Class C Preferred Units) for cash at an amount equal to the APL Class C Preferred Face Value being redeemed plus accrued but unpaid dividends.

The sale of the APL Class C Preferred Units to Atlas Energy was exempt from the registration requirements of the Securities Act of 1933. The APL Class C Preferred Units are reflected on the Partnership’s consolidated balance sheet as Non-controlling interest in Atlas Pipeline Partners, L.P. within Partners’ Capital.

NOTE 7 – CASH DISTRIBUTIONS

Cash Distributions

The Partnership has a cash distribution policy under which it distributes, within 50 days after the end of each quarter, all of its available cash (as defined in the partnership agreement) for that quarter to its common unitholders. Distributions declared by the Partnership for the period from January 1, 2009 through June 30, 2010 were as follows:

Date Cash Distribution Paid	For Quarter Ended	Cash Distribution per Common Limited Partner Unit	Total Cash Distribution to Common Limited Partners
			(in thousands)
February 19, 2009	December 31, 2008	$0.06	$1,660

There were no cash distributions declared by the Partnership for the quarters ended March 31, 2009 through June 30, 2010. On June 1, 2009, the Partnership entered into an amendment to its credit facility agreement which, among other changes, prohibited the Partnership from paying any cash distributions on its equity while the credit facility was in effect (see Note 12). The credit facility was paid in full on April 13, 2010 and is no longer in effect.

APL Cash Distributions

APL is required to distribute, within 45 days after the end of each quarter, all of its available cash (as defined in its partnership agreement) for that quarter to its common unitholders and the Partnership, as general partner. If APL’s common unit distributions in any quarter exceed specified target levels, the Partnership will receive between 15% and 50% of such distributions in excess of the specified target levels. Common unit and General Partner distributions declared by APL for the period from January 1, 2009 through June 30, 2010 were as follows:

Date Cash Distribution Paid	For Quarter Ended	Cash Distribution Per Common Limited Partner Unit	Total Cash Distribution to Common Limited Partners	Total Cash Distribution to the General Partner
			(in thousands)	(in thousands)
February 13, 2009	December 31, 2008	$0.38	$17,463	$358
May 15, 2009	March 31, 2009	0.15	7,149	147

In accordance with the restrictions in APL’s senior secured credit facility, APL did not declare cash distributions for the quarters ended June 30, 2009 through June 30, 2010 (see Note 12). APL is also prohibited by its Limited Partnership Agreement from lending money to Atlas Pipeline GP, the Partnership’s wholly-owned subsidiary, or any of its affiliates. As of December 31, 2009, APL had consolidated restricted net assets of $723.5 million.

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment (dollars in thousands):

	June 30, 2010	December 31, 2009	Estimated Useful Lives in Years
Pipelines, processing and compression facilities	$1,684,500	$1,658,282	2 – 40
Rights of way	167,922	167,048	20 – 40
Buildings	8,920	8,920	40
Furniture and equipment	9,864	9,538	3 – 7
Other	13,422	12,849	3 – 10

	1,884,628	1,856,637
Less – accumulated depreciation	(205,047)	(172,253)

	$1,679,581	$1,684,384

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

During the six months ended June 30, 2010, APL entered into capital lease arrangements having obligations of $2.8 million at inception. Leased property and equipment meeting capital lease criteria are capitalized at the original cost of the equipment and are included within property plant and equipment on the Partnership’s consolidated balance sheets. Obligations under capital leases are accounted for as current and noncurrent liabilities and are included within debt on the Partnership’s consolidated balance sheets. Amortization is calculated on a straight-line method based upon the estimated useful lives of the assets. APL did not enter into any capital lease arrangements during the six months ended June 30, 2009, and had no capital lease obligations as of December 31, 2009.

NOTE 9 – OTHER ASSETS

The following is a summary of other assets (in thousands):

	June 30, 2010	December 31, 2009
Deferred finance costs, net of accumulated amortization of $28,995 and $25,752 at June 30, 2010 and December 31, 2009, respectively	$24,197	$27,404
Long-term pipeline lease prepayment	3,293	3,168
Security deposits	3,268	3,494

	$30,758	$34,066

Deferred finance costs are recorded at cost and amortized over the term of the respective debt agreement (see Note 12). During May 2009, APL recorded $2.3 million of accelerated amortization of deferred financing costs associated with the retirement of a portion of APL’s term loan with the proceeds from the sale of APL’s NOARK system (see Note 4). Total amortization expense of deferred finance costs for the Partnership and APL was $1.6 million and $3.7 million for the three months ended June 30, 2010 and 2009, respectively, and $3.2 million and $4.7 million for the six months ended June 30, 2010 and 2009, respectively, which is recorded within interest expense on the Partnership’s consolidated statements of operations. Amortization expense related to deferred finance costs is estimated to be as follows for each of the next five calendar years: 2010 to 2012 - $6.2 million per year; 2013 - $4.4 million; 2014 - $1.7 million.

NOTE 10 – DERIVATIVE INSTRUMENTS

The Partnership and APL use a number of different derivative instruments, principally swaps and options, in connection with its commodity price and interest rate risk management activities. APL enters into financial swap and option instruments to hedge its forecasted natural gas, NGLs and condensate sales against the variability in expected future cash flows attributable to changes in market prices. The Partnership and APL also previously entered into financial swap instruments to hedge certain portions of its floating interest rate debt against the variability in market interest rates. Swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas, NGLs and condensate are sold or interest payments on the underlying debt instrument are due. Under its swap agreements, APL receives or pays a fixed price and receives or remits a floating price based on certain indices for the relevant contract period. Commodity-based option instruments are contractual agreements that grant the right, but not the obligation, to receive or pay a fixed price and receive or remit a floating price based on certain indices for the relevant contract period.

On July 1, 2008, APL discontinued hedge accounting for certain existing qualified crude oil derivatives, utilized to hedge forecasted NGL production, due to significant ineffectiveness. APL also discontinued hedge accounting for all of its other qualified commodity derivatives for consistency in reporting of all commodity-based derivatives. As such, subsequent changes in fair value of these derivatives are recognized immediately within other income (loss), net in the Partnership’s consolidated statements of operations. The fair value of these commodity derivative instruments at June 30, 2008, which was recognized in accumulated other comprehensive loss within Partners’ capital on the Partnership’s consolidated balance sheet, will be reclassified to the Partnership’s consolidated statements of operations in the future at the time the originally hedged physical transactions affect earnings.

The Partnership’s and APL’s derivatives are recorded on the Partnership’s consolidated balance sheet as assets or liabilities at fair value. Premium costs for purchased options are recorded on the Partnership’s consolidated balance sheet as the initial value of the options. Changes in the fair value of the options are recognized within other income (loss), net as unrealized gain (loss) on the Partnership’s consolidated statements of operations. Premium costs are reclassified to realized gain (loss) within other income (loss), net at the time the option expires or is exercised. At June 30, 2010 the Partnership reflected net derivative assets on its consolidated balance sheets of $3.6 million and at December 31, 2009, the Partnership reflected net derivative liabilities on its consolidated balance sheets of $43.6 million. Of the $3.5 million of net loss in accumulated other comprehensive loss within Partners’ Capital (deficit) on the Partnership’s consolidated balance sheet at June 30, 2010, the Partnership will reclassify $1.6 million of losses to natural gas and liquids revenue on the Partnership’s consolidated statements of operations over the next twelve month period. Aggregate losses of $1.9 million will be reclassified to natural gas and liquids revenue on the Partnership’s consolidated statements of operations in later periods. At June 30, 2010, no derivative instruments are designated as hedges for hedge accounting purposes.

The fair value of the Partnership’s and APL’s derivative instruments was included in its consolidated balance sheets as follows (in thousands):

	June 30, 2010	December 31, 2009
Current portion of derivative asset	$8,872	$998
Long-term derivative asset	513	361
Current portion of derivative liability	(1,019)	(33,833)
Long-term derivative liability	(4,778)	(11,126)

	$3,588	$(43,600)

The following table summarizes the Partnership’s and APL’s gross fair values of derivative instruments for the period indicated (in thousands):

Contract Type	Balance Sheet Location	June 30, 2010	December 31, 2009

Asset Derivatives
Commodity contracts	Current portion of derivative asset	$9,877	$1,591
Commodity contracts	Long-term derivative asset	1,259	361
Commodity contracts	Current portion of derivative liability	1,197	6,562
Commodity contracts	Long-term derivative liability	1,710	3,435

		14,043	11,949

Liability Derivatives
Interest rate contracts	Current portion of derivative liability	—	(2,533)
Interest rate contracts	Current portion of derivative asset	—	(593)
Commodity contracts	Current portion of derivative asset	(1,005)	—
Commodity contracts	Long-term derivative asset	(746)	—
Commodity contracts	Current portion of derivative liability	(2,216)	(37,862)
Commodity contracts	Long-term derivative liability	(6,488)	(14,561)

		(10,455)	(55,549)

Total Derivatives		$3,588	$(43,600)

As of June 30, 2010, the Partnership and APL had no interest rate derivative contracts. The following table summarizes APL’s commodity derivatives, which are not designated for hedge accounting (dollars and volumes in thousands):

Fixed Price Swaps

Production Period	Purchased/ Sold	Commodity	Volumes(2)	Average Fixed Price	Fair Value(1) Asset/(Liability)

Natural Gas

2010	Sold	Natural Gas Basis	2,280	$(0.700)	$(699)
2010	Purchased	Natural Gas Basis	2,280	(0.705)	711
2011	Sold	Natural Gas Basis	1,920	(0.728)	(764)
2011	Purchased	Natural Gas Basis	1,920	(0.758)	821
2012	Sold	Natural Gas Basis	720	(0.685)	(270)
2012	Purchased	Natural Gas Basis	720	(0.685)	270

Natural Gas Liquids

2010	Sold	Propane	17,640	1.108	1,757
2010	Sold	Normal Butane	1,890	1.550	365
2010	Sold	Natural Gasoline	1,512	1.925	412

Crude Oil

2011	Sold	Crude Oil	78	92.870	1,089

Total Fixed Price Swaps					$3,692

Options

Production Period	Purchased/ Sold	Type	Commodity	Volumes(2)	Average Strike Price	Fair Value(1) Asset/(Liability)

Natural Gas

2010	Purchased(3)	Call	Natural Gas	4,200	$6.000	$(735)

Natural Gas Liquids

2010	Purchased(3)	Put	Propane	6,048	1.110	(52)
2010	Purchased(3)	Put	Normal Butane	2,772	1.440	(75)

Crude Oil

2010	Purchased	Put	Crude Oil	324	74.268	1,214
2010	Sold	Call	Crude Oil	546	100.051	(283)
2010	Purchased(4)	Call	Crude Oil	174	120.000	18
2011	Purchased	Put	Crude Oil	420	89.000	6,299
2011	Sold	Call	Crude Oil	678	94.681	(3,405)
2011	Purchased(4)	Call	Crude Oil	252	120.000	387
2012	Sold	Call	Crude Oil	498	95.835	(4,172)
2012	Purchased(4)	Call	Crude Oil	180	120.000	700

Total Options						$(104)

Total Fair Value						$3,588

(1)	See Note 11 for discussion on fair value methodology.
(2)	Volumes for Natural Gas are stated in MMBTU’s. Volumes for NGLs are stated in gallons. Volumes for Crude Oil are stated in barrels.
(3)	Liabilities for purchased options are due to deferred premium payments, which will be paid at the time the options are settled.
(4)	Calls purchased for 2010 through 2012 represent offsetting positions for calls sold. These offsetting positions were entered into to limit the loss which could be incurred if crude oil prices continued to rise.

During the six months ended June 30, 2010 and 2009, APL made net payments of $25.3 million and $5.0 million, respectively, related to the early termination of derivative contracts. The terminated derivative contracts were to expire at various times through the fourth quarter of 2010.

The following tables summarize the gross effect of the Partnership’s and APL’s derivative instruments, including the transactions referenced above, on the Partnership’s consolidated statements of operations for the periods indicated (in thousands):

Gain (Loss) Recognized in Accumulated OCI		For the Three Months ended June 30,		For the Six Months ended June 30,
		2010	2009	2010	2009

Contract Type

Interest rate contracts(1)		$—	$(1,065)	$—	$(2,442)

		$—	$(1,065)	$—	$(2,442)

Gain (Loss) Reclassified from Accumulated OCI into Income

Contract Type	Location

Interest rate contracts(1)	Interest expense	$(470)	$(3,125)	$(2,292)	$(6,179)
Interest rate contracts(1)	Other income (loss), net	—	(196)	(20)	(196)
Commodity contracts(1)	Natural gas and liquids revenue	(10,258)	(10,894)	(19,191)	(26,864)

		$(10,728)	$(14,215)	$(21,503)	$(33,239)

Gain (Loss) Recognized in Income (Derivatives not designated as hedges)

Contract Type	Location

Interest rate contracts(1)	Other income (loss), net	$—	$—	$(10)	$—
Commodity contracts(1)	Natural gas and liquids revenue	—	3,694	—	(509)
Commodity contracts(2)	Other income (loss), net	8,022	(18,593)	12,161	(18,277)

		$8,022	$(14,899)	$12,151	$(18,786)

(1)	Hedges previously designated as cash flow hedges
(2)	Dedesignated cash flow hedges and non-designated hedges

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Partnership uses a fair value methodology to value the assets and liabilities for its outstanding derivative contracts (see Note 10). At June 30, 2010, all of APL’s derivative contracts are defined as Level 2, with the exception of APL’s NGL fixed price swaps and NGL options. APL’s Level 2 commodity derivatives include natural gas and crude oil swaps and options which are calculated based upon observable market data related to the change in price of the underlying commodity. These swaps and options are calculated by utilizing the New York Mercantile Exchange (“NYMEX”) quoted price for futures and option contracts traded on NYMEX that coincide with the underlying commodity, expiration period, strike price (if applicable) and pricing formula. Valuations for APL’s NGL fixed price swaps are based on a forward price curve modeled on a regression analysis of quoted price curves for NGL’s for similar locations, and therefore are defined as Level 3. Valuations for APL’s NGL options are based on forward price curves developed by the related financial institutions, and therefore are defined as Level 3.

The following table represents the Partnership’s and APL’s assets and liabilities recorded at fair value as of June 30, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Commodity swaps	$—	$2,891	$2,534	$5,425
Commodity options	—	8,617	—	8,617

Total assets	—	11,508	2,534	14,042

Liabilities
Commodity swaps	—	(1,733)	—	(1,733)
Commodity options	—	(8,594)	(127)	(8,721)

Total liabilities	—	(10,327)	(127)	(10,454)

Total derivatives	$—	$1,181	$2,407	$3,588

APL’s Level 3 fair value amount relates to its derivative contracts on NGL fixed price swaps and NGL options. The following table provides a summary of changes in fair value of APL’s Level 3 derivative instruments for the six months ended June 30, 2010 (in thousands):

	NGL Fixed Price Swaps		NGL Put Options		Total
	Volume(1)	Amount	Volume(1)	Amount	Amount
Balance – December 31, 2009	—	$—	43,470	$1,268	$1,268
New contracts	21,042	—	8,820	—	—
Cash settlements from unrealized loss(2)(3)	—	—	(43,470)	6,381	6,381
Net change in unrealized loss(2)	—	2,534	—	(1,267)	1,267
Option premium recognition(3)	—	—	—	(6,509)	(6,509)

Balance – June 30, 2010	21,042	$2,534	8,820	$(127)	$2,407

(1)	Volumes for NGLs are stated in gallons.
(2)	Included within other income (loss), net on the Partnership’s consolidated statements of operations.
(3)	Includes option premium cost reclassified from unrealized gain (loss) to realized gain (loss) at time of option expiration.

Other Financial Instruments

The estimated fair value of the Partnership’s and APL’s other financial instruments has been determined based upon its assessment of available market information and valuation methodologies. However, these estimates may not necessarily be indicative of the amounts that the Partnership or APL could realize upon the sale or refinancing of such financial instruments.

The Partnership’s current assets and liabilities on its consolidated balance sheets, other than the derivatives discussed above, are considered to be financial instruments for which the estimated fair values of these instruments approximate their carrying amounts due to their short-term nature. The estimated fair values of the Partnership’s total debt at June 30, 2010 and December 31, 2009, which consists principally of APL’s term loan, APL’s Senior Notes, borrowings under APL’s credit facility and the Partnership’s borrowings from Atlas Energy, was $1,203.6 million and $1,226.5 million, respectively, compared with the carrying amounts of $1,241.7 million and $1,286.4 million, respectively. The APL term loan and APL Senior Notes were valued based upon available market data for similar issues. The carrying value of outstanding borrowings under APL’s credit facility, which bear interest at a variable interest rate, approximates their estimated fair value.

NOTE 12 – DEBT

Total debt consists of the following (in thousands):

	June 30, 2010	December 31, 2009
Revolving credit facility	$—	$8,000
Subordinate loan, guaranty note and advances from Atlas Energy, Inc.	33,382	24,255
APL capital lease obligations	2,565	—
APL revolving credit facility	285,000	326,000
APL term loan	425,845	433,505
APL 8.125% Senior notes – due 2015	271,900	271,628
APL 8.75% Senior notes – due 2018	223,050	223,050

Total debt	1,241,742	1,286,438
Less current maturities	(33,982)	(32,255)

Total long term debt	$1,207,760	$1,254,183

Cash payments for interest related to debt were $55.5 million and $41.7 million for the six months ended June 30, 2010 and 2009, respectively.

Atlas Pipeline Holdings Credit Facility

At June 30, 2010, the Partnership’s credit facility with a syndicate of banks had been paid in full. On June 1, 2009, the Partnership entered into an amendment to its credit facility agreement which, among other changes required the Partnership to immediately repay $30 million of the borrowings under the credit facility with scheduled payments on July 13, 2009, October 13, 2009, January 13, 2010 and the balance of the indebtedness being due on April 13, 2010, whereupon the credit facility terminated. All payments were timely made by funding from Atlas Energy under its guaranty of the Partnership’s obligations, with the balance paid on April 13, 2010.

Atlas Pipeline Holdings Subordinate Loan with Atlas Energy

On June 1, 2009, in connection with its amendment of the credit facility, the Partnership borrowed $15.0 million from Atlas Energy under a subordinate loan. Also, on June 1, 2009, in consideration of Atlas Energy’s guaranty of the indebtedness under the Partnership’s credit facility, the Partnership entered into a guaranty note with Atlas Energy. The Partnership incurred interest expense of $0.5 million and $1.0 million, respectively, on the subordinate loan during the three and six months ended June 30, 2010 and $0.1 million and $0.2 million in fees and interest under the guaranty note during the three and six months ended June 30, 2010, respectively. During the three and six months ended June 30, 2010, Atlas Energy funded $4.0 million and $8.0 million, respectively, under its guaranty of the Partnership’s obligations. As of June 30, 2010, the Partnership reflected $33.4 million in the current portion of long term debt on the Partnership’s consolidated balance sheet related to its obligations to Atlas Energy. The subordinate loan and guaranty note matured on April 14, 2010, the day following the date that the Partnership repaid all outstanding borrowings under its credit facility.

On July 19, 2010, the Partnership entered into an amended and consolidated demand note (the “Note”) with Atlas Energy to consolidate in one instrument the debt owed to Atlas Energy under the $15.0 million subordinate loan, the $0.3 million guaranty note and the $16.0 million advance under Atlas Energy’s guaranty of the Partnership’s credit facility, including accrued interest. The principal of the Note is $33.4 million; the interest rate on the Note is 12% per annum, which, prior to demand by Atlas Energy for cash payment, will be payable by accruing such interest and adding the amount to the principal amount of the Note on a quarterly basis; and the Note is payable on demand.

APL Term Loan and Credit Facility

At June 30, 2010, APL had a senior secured credit facility with a syndicate of banks which consisted of a $425.8 million term loan which matures in July 2014 and a $380.0 million revolving credit facility which matures in July 2013. Borrowings under APL’s credit facility bear interest, at APL’s option, at either (i) adjusted LIBOR, subject to a floor of 2.0% per annum, plus the applicable margin, as defined, or (ii) the higher of the federal funds rate plus 0.5% or the Wachovia Bank prime rate (each plus the applicable margin). The weighted average interest rate on both the outstanding APL revolving credit facility and term loan borrowings at June 30, 2010 was 6.8%. Up to $50.0 million of APL’s credit facility may be utilized for letters of credit, of which $8.1 million was outstanding at June 30, 2010. These outstanding letter of credit amounts were not reflected as borrowings on the Partnership’s consolidated balance sheet. At June 30, 2010, APL had $86.9 million of remaining committed capacity under its credit facility, subject to covenant limitations.

APL’s senior secured credit facility restricts it from paying cash distributions unless APL’s senior secured leverage ratio meets certain thresholds and APL has minimum liquidity (both as defined in the credit agreement) of at least $50.0 million. The senior secured leverage ratio requirement was not met by APL for the quarter ending June 30, 2010. Borrowings under APL’s credit facility are secured by a lien on and security interest in all of APL’s property and that of its subsidiaries, except for the assets owned by Chaney Dell and Midkiff/Benedum joint ventures and Laurel Mountain; and by the guaranty of each of APL’s consolidated subsidiaries other than the joint venture companies. APL’s credit facility contains customary covenants, including restrictions on APL’s ability to incur additional indebtedness; make certain acquisitions, loans or investments; make distribution payments to its unitholders if an event of default exists; or enter into a merger or sale of assets, including the sale or transfer of interests in its subsidiaries. APL is also unable to borrow under its credit facility to pay distributions of available cash to unitholders because such borrowings would not constitute “working capital borrowings” pursuant to its partnership agreement. APL is in compliance with these covenants as of June 30, 2010 and expects to be in compliance in future periods.

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

As of June 30, 2010, APL’s leverage ratio was 7.26 to 1.0, its senior secured leverage ratio was 4.30 to 1.0, and its interest coverage ratio was 1.66 to 1.0.

APL Senior Notes

At June 30, 2010, APL had $223.1 million principal amount outstanding of 8.75% senior unsecured notes due on June 15, 2018 (“APL 8.75% Senior Notes”) and $275.5 million principal amount outstanding of 8.125% senior unsecured notes due on December 15, 2015 (“APL 8.125% Senior Notes”; collectively, the “APL Senior Notes”). The APL 8.125% Senior Notes are presented combined with a net $3.6 million of unamortized discount as of June 30, 2010. Interest on the APL Senior Notes in the aggregate is payable semi-annually in arrears on June 15 and December 15. The APL 8.75% Senior Notes are redeemable at any time after June 15, 2013, and the APL 8.125% Senior Notes are redeemable at any time after December 31, 2010, at certain redemption prices, together with accrued and unpaid interest to the date of redemption. Prior to June 15, 2011, APL may redeem up to 35% of the aggregate principal amount of the APL 8.75% Senior Notes with the proceeds of certain equity offerings at a stated redemption price. The Senior Notes in the aggregate are also subject to repurchase by APL at a price equal to 101% of their principal amount, plus accrued and unpaid interest, upon a change of control or upon certain asset sales if APL does not reinvest the net proceeds within 360 days. The APL Senior Notes are junior in right of payment to APL’s secured debt, including APL’s obligations under its credit facility.

Indentures governing the APL Senior Notes in the aggregate contain covenants, including limitations of APL’s ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of its assets. APL is in compliance with these covenants as of June 30, 2010.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

APL is a party to various routine legal proceedings arising in the ordinary course of its business. Management of the Partnership believes that the ultimate resolution of these actions, individually or in the aggregate, will not have a material adverse effect on its financial condition or results of operations.

On February 26, 2010, APL received notice from Williams, its partner in Laurel Mountain, alleging that certain title defects exist with respect to the real property contributed by APL to Laurel Mountain. Under the

Formation and Exchange Agreement with Williams: (i) Williams had nine months after closing (the “Claim Date”) to assert any alleged title defects, and (ii) APL has 30 days following the Claim Date to contest the title defects asserted by Williams and 180 days following the Claim Date to cure those title defects. On March 26, 2010, APL delivered notice, disputing Williams alleged title defects as well as the amounts claimed. APL is continuing its review with respect to the title defects that have been alleged. At the end of the cure period with respect to any remaining title defects, APL may elect, at its option, to pay Williams for the cost of such defects, up to a total of $3.5 million, or indemnify Williams with respect to such title defects. Although an adverse outcome is reasonably possible, it is not currently possible to evaluate the amount that APL may be required to pay with respect to such alleged title defects.

NOTE 14 – BENEFIT PLANS

Generally, all share-based payments to employees, which are not cash settled, including grants of employee stock options and phantom units, are recognized in the financial statements based on their fair values on the date of the grant.

A phantom unit entitles a grantee to receive a common limited partner unit upon vesting of the phantom unit. In tandem with phantom unit grants, participants may be granted a distribution equivalent right (“DER”), which is the right to receive cash per phantom unit in an amount equal to, and at the same time as, the cash distributions the Partnership makes on a common unit during the period the phantom unit is outstanding. Except for phantom units awarded to non-employee managing board members of the General Partner, a committee (the “Committee”) appointed by the General Partner’s managing board determines the vesting period for phantom units.

A unit option entitles a grantee to purchase a common limited partner unit upon payment of the exercise price for the option after completion of vesting of the unit option. The exercise price of the unit option is equal to the fair market value of the common unit on the date of grant of the option. The Committee shall determine how the exercise price may be paid by the grantee. The Committee will determine the vesting and exercise period for unit options. Unit option awards expire 10 years from the date of grant.

Partnership’s Long-Term Incentive Plan. In November 2006, the Board of Directors approved and adopted the Partnership’s Long-Term Incentive Plan (“LTIP”), which provides performance incentive awards to officers, employees, board members, employees of its affiliates, consultants, and joint-venture partners (collectively, the “Participants”) who perform services for the Partnership. The LTIP is administered by the Committee. Under the LTIP, phantom units and/or unit options may be granted, at the discretion of the Committee, to all or designated Participants, at the discretion of the Committee. The Committee may grant such awards of either phantom units or unit options for an aggregate of 2,100,000 common limited partner units. At June 30, 2010, the Partnership had 1,099,375 phantom units and unit options outstanding under the Partnership’s LTIP, with 955,150 phantom units and unit options available for grant.

Through June 30, 2010, phantom units granted under the LTIP generally will vest 25% three years from the date of grant and 100% four years from the date of grant. Awards will automatically vest upon a change of control of the Partnership, as defined in the Partnership’s LTIP. Phantom units outstanding under the Partnership’s LTIP at June 30, 2010, include 132,713 units which will vest within the following twelve months. All phantom units outstanding under the Partnership’s LTIP at June 30, 2010 include DERs granted to the Participants by the Committee. The amount paid with respect to the Partnership’s DERs was $14,000 for the six months ended June 30, 2009. This amount was recorded as a reduction of Partners’ capital on the Partnership’s consolidated balance sheet. No DERs were paid during the three months ended June 30, 2010 and 2009 and no DERs were paid during the six months ended June 30, 2010.

The following table sets forth the Partnership’s phantom unit activity for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	138,375	$22.14	181,300	$22.77	138,875	$22.18	226,300	$22.73
Granted	6,000	6.22	—	—	6,000	6.22	—	—
Matured(1)	—	—	—	—	—	—	—	—
Forfeited	—	—	—	—	(500)	32.28	(45,000)	22.56

Outstanding, end of period(2)	144,375	$21.48	181,300	$22.77	144,375	$21.48	181,300	$22.77

Non-cash compensation expense recognized (in thousands)		$203		$291		$399		$(17)

(1)	There were no phantom units exercised for the six months ended June 30, 2010 and 2009.
(2)	The aggregate intrinsic value for phantom unit awards outstanding at June 30, 2010 is $0.6 million.

At June 30, 2010, the Partnership had approximately $0.4 million of unrecognized compensation expense related to unvested phantom units outstanding under its LTIP based upon the fair value of the awards.

Through June 30, 2010, unit options granted under the Partnership’s LTIP generally will vest 25% three years from the date of grant and 100% four years from the date of grant. There are 641,250 unit options outstanding under the Partnership’s LTIP at June 30, 2010 that will vest within the following twelve months. Awards will automatically vest upon a change of control of the Partnership, as defined in the Partnership’s LTIP.

The following table sets forth the Partnership’s unit option activity for the periods indicated:

	For the Three Months Ended June 30,
	2010		2009
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of period	955,000	$20.54	955,000	$20.54
Granted	—	—	—	—
Matured	—	—	—	—
Forfeited	—	—	—	—

Outstanding, end of period(1)(2)	955,000	$20.54	955,000	$20.54

Options exercisable, end of period(3)	213,750	$3.76	—	—

Weighted average fair value of unit options per unit granted during the period	—	$—	—	$—

Non-cash compensation (income) expense recognized (in thousands)	$155		$222

	For the Six Months Ended June,
	2010		2009
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of period	955,000	$20.54	1,215,000	$22.56
Granted	—	—	100,000	3.24
Matured	—	—	—	—
Forfeited	—	—	(360,000)	22.56

Outstanding, end of period(1)(2)	955,000	$20.54	955,000	$20.54

Options exercisable, end of period(3)	213,750	$3.76	—	—

Weighted average fair value of unit options per unit granted during the period	—	$—	100,000	$0.61

Non-cash compensation (income) expense recognized (in thousands)	$310		$(351)

(1)	The weighted average remaining contractual lives for outstanding options at June 30, 2010 and 2009 were 6.6 years and 7.6 years, respectively.
(2)	The aggregate intrinsic value of options outstanding at June 30, 2010 was approximately $75 thousand. There was no intrinsic value of options outstanding at June 30, 2009.
(3)	The weighted average remaining contractual lives for exercisable options at June 30, 2010 was 6.6 years. There were no options exercised during the six months ended June 30, 2010 and 2009.

At June 30, 2010, the Partnership had approximately $0.2 million of unrecognized compensation expense related to unvested unit options outstanding under the Partnership’s LTIP based upon the fair value of the awards.

The Partnership used the Black-Scholes option pricing model to estimate the weighted average fair value of options granted. The following weighted average assumptions were used for the period indicated:

Six Months Ended June 30 , 2009
Expected dividend yield	7.0%
Expected stock price volatility	40.0%
Risk-free interest rate	2.3%
Expected term (in years)	6.9

APL Long-Term Incentive Plans

APL has a 2004 Long-Term Incentive Plan (“2004 LTIP”) and a 2010 Long-Term Incentive Plan (“2010 LTIP” and collectively with the 2004 LTIP, the “APL’s LTIPs”), in which officers, employees and non-employee managing board members of the General Partner and employees of the General Partner’s affiliates and consultants are eligible to participate. The APL LTIPs are administered by a committee (the “APL LTIP Committee”) appointed by the Partnership’s managing board. On June 15, 2010, APL unitholders approved the terms of the APL 2010 LTIP, which provides for the grant of options, phantom units, unit awards, unit appreciation rights and DERs. Under the APL 2010 LTIP, the APL LTIP Committee may make awards of either phantom units or unit options for an aggregate of 3,000,000 common units, in addition to the 435,000 common units authorized in APL’s 2004 LTIP. At June 30, 2010, APL had 703,774 phantom units and unit options outstanding under APL’s LTIPs, with 2,504,459 phantom units and unit options available for grant.

Through June 30, 2010, phantom units granted under APL’s LTIPs generally had vesting periods of four years. In conjunction with the approval of the APL 2010 LTIP, the holders of 300,000 of the 375,000 equity indexed bonus units (“APL Bonus Units”), under APL’s subsidiary’s plan discussed below, agreed to exchange their APL Bonus Units for an equivalent number of APL phantom units, effective as of June 1, 2010. These APL phantom units will vest over a two year period, with the first tranche vesting on June 1, 2010. Phantom units awarded to non-employee managing board members will vest over a four year period. Awards will automatically vest upon a change of control, as defined in the APL LTIPs. At June 30, 2010, there were 193,685 units outstanding under APL’s LTIPs that will vest within the following twelve months. All phantom units outstanding under APL’s LTIPs at June 30, 2010 include DERs granted to the participants by the APL LTIP Committee. The amounts paid with respect to APL DERs were $11,000 and $0.1 million for the three and six months ended June 30, 2009, respectively. These amounts were recorded as a reduction of non-controlling interest in APL on the Partnership’s consolidated balance sheet. No APL DERs were paid for the six months ended June 30, 2010.

The following table sets forth APL’s phantom unit activity for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	49,163	$38.85	101,929	$42.58	52,233	$39.72	126,565	$44.22
Granted	562,500	10.35	500	5.20	563,500	10.35	2,000	4.75
Matured(1)	(7,889)	43.15	(25,208)	47.02	(10,584)	43.05	(35,094)	47.22
Forfeited	—	—	(500)	43.05	(1,375)	43.99	(16,750)	48.50

Outstanding, end of period(2)	603,774	$12.24	76,721	$40.88	603,774	$12.24	76,721	$40.88

Non-cash compensation expense recognized (in thousands)(3)		$1,903		$351		$2,025		$256

(1)	The intrinsic values for phantom unit awards exercised during the three months ended June 30, 2010 and 2009 were $0.1 million and $0.1 million, respectively, and $0.1 million and $0.2 million during the six months ended June 30, 2010 and 2009, respectively.
(2)	The aggregate intrinsic value for phantom unit awards outstanding at June 30, 2010 was $5.9 million.
(3)	Non-cash compensation expense includes $1.8 million related to APL Bonus Units converted to APL phantom units during the three and six months ended June 30, 2010.

At June 30, 2010, APL had approximately $3.6 million of unrecognized compensation expense related to unvested phantom units outstanding under APL’s LTIPs based upon the fair value of the awards.

Through June 30, 2010, unit options granted under APL’s LTIP generally will vest 25% on each of the next four anniversaries of the date of grant. Awards will automatically vest upon a change of control of APL, as defined in APL’s LTIPs. There are 25,000 unit options outstanding under APL’s LTIPs at June 30, 2010 that will vest within the following twelve months.

The following tables set forth APL’s unit option activity for the periods indicated:

	Three Months Ended June 30,
	2010		2009
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of period	100,000	$6.24	100,000	$6.24
Granted	—	—	—	—
Matured	—	—	—	—
Forfeited	—	—	—	—

Outstanding, end of period(1)(2)	100,000	$6.24	100,000	$6.24

Options exercisable, end of period(1)(3)	25,000	$6.24	—	—

Weighted average fair value of unit options per unit granted during the period Weighted average fair value of unit	—	$—	100,000	$0.14

Non-cash compensation expense recognized (in thousands)	$1		$2

	Six Months Ended June 30,
	2010		2009
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of period	100,000	$6.24	—	$—
Granted	—	—	100,000	6.24
Matured	—	—	—	—
Forfeited	—	—	—	—

Outstanding, end of period(1)(2)	100,000	$6.24	100,000	$6.24

Options exercisable, end of period(1)(3)	25,000	$6.24	—	—

Weighted average fair value of unit options per unit granted during the period Weighted average fair value of unit	—	$—	100,000	$0.14

Non-cash compensation expense recognized (in thousands)	$2		$4

(1)	The weighted average remaining contractual life for outstanding and exercisable options at June 30, 2010 was 8.5 years.
(2)	The aggregate intrinsic value of options outstanding at June 30, 2010 was $0.3 million.
(3)	There were no options exercised during the six months ended June 30, 2010 and 2009.

At June 30, 2010, APL had approximately $5,000 of unrecognized compensation expense related to unvested unit options outstanding under APL’s LTIPs based upon the fair value of the awards.

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

Employee Incentive Compensation Plan and Agreement

A wholly-owned subsidiary of APL has an incentive plan (the “APL Cash Plan”) which allows for equity-indexed cash incentive awards to employees of APL (the “Participants”), but expressly excludes as an eligible Participant any person that, at the time of the grant, is a “Named Executive Officer” of APL (as such term is defined under the rules of the Securities and Exchange Commission). The APL Cash Plan is

administered by a committee appointed by the chief executive officer of APL. Under the APL Cash Plan, cash bonus units may be awarded to Participants at the discretion of the committee, which granted 325,000 bonus units during 2009. In addition, the APL subsidiary granted an award of 50,000 bonus units to an APL executive officer on substantially the same terms as the bonus units available under the APL Cash Plan (the bonus units issued under the APL Cash Plan and under the separate agreement are, for purposes hereof, referred to as “APL Bonus Units”). An APL Bonus Unit entitles the employee to receive the cash equivalent of the then-fair market value of an APL common limited partner unit, without payment of an exercise price, upon vesting of the APL Bonus Unit. APL Bonus Units vest ratably over a three year period from the date of grant and will automatically vest upon a change of control, death, or termination without cause, each as defined in the governing document. Vesting will terminate upon termination of employment with cause. In conjunction with the approval of the APL 2010 LTIP, the holders of 300,000 of the 375,000 APL Bonus Units outstanding at June 16, 2010 agreed to exchange their APL Bonus Units for APL phantom units, effective as of June 1, 2010.

A total of 25,000 of the remaining 75,000 APL Bonus Units vested on June 1, 2010 and an additional 25,000 APL Bonus Units will vest within the following twelve months. The Partnership recognized compensation expense related to these awards based upon the fair value, which is re-measured each reporting period based upon the current fair value of the underlying common units. The Partnership recognized a credit of $0.3 million and $1.0 million of compensation expense within general and administrative expense on its consolidated statements of operations in the three and six months ended June 30, 2010, respectively, related to the re-measurement of the outstanding APL Bonus Units during these periods. The Partnership had $0.5 million and $1.2 million, at June 30, 2010 and December 31, 2009, respectively, included within accrued liabilities on its consolidated balance sheet with regard to these awards, which represents their fair value as of those dates.

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

APL’s partnership agreement provides that the Partnership will determine the costs and expenses that are allocable to APL in any reasonable manner determined by the Partnership at its sole discretion. APL reimbursed the Partnership and its affiliates $0.4 million for both the three months ended June 30, 2010 and 2009, and $0.8 million for both the six months ended June 30, 2010 and 2009, for compensation and benefits related to their employees. There were no reimbursements by APL for direct expenses incurred by the Partnership and its affiliates for the six months ended June 30, 2010 and 2009.

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

The following summarizes the Partnership’s reportable segment data for the periods indicated (in thousands):

	Appalachia	Mid-Continent	Corporate and Other	Consolidated
Three Months Ended June 30, 2010:
Revenue:
Revenues – third party(1)	$87	$258,174	$(2,235)	$256,026
Revenues – affiliates	155	—	—	155

Total revenue and other income (loss), net	242	258,174	(2,235)	256,181

Costs and Expenses:
Operating costs and expenses	232	202,490	—	202,722
General and administrative(2) `	—	—	6,794	6,794
Depreciation and amortization	150	22,749	—	22,899
Interest expense(2)	—	—	25,106	25,106

Total costs and expenses	382	225,239	31,900	257,521

Equity income	888	—	—	888

Net income (loss)	$748	$32,935	$(34,135)	$(452)

Three Months Ended June 30, 2009:
Revenue:
Revenues – third party(1)	$772	$190,275	$(26,019)	$165,028
Revenues – affiliates	6,429	—	—	6,429

Total revenue and other income (loss), net	7,201	190,275	(26,019)	171,457

Costs and expenses:
Operating costs and expenses	2,872	143,723	—	146,595
General and administrative(2)	—	—	7,313	7,313
Depreciation and amortization	1,380	21,619	—	22,999
Interest expense(2)	—	—	26,852	26,852

Total costs and expenses	4,252	165,342	34,165	203,759

Equity income	710	—	—	710
Gain on sale of assets	109,941	—	—	109,941

Net income (loss) from continuing operation	113,600	24,933	(60,184)	78,349
Income from discontinued operations	—	—	53,619	53,619

Net income (loss)	$113,600	$24,933	$(6,565)	$131,968

	Appalachia	Mid-Continent	Corporate and Other	Consolidated

Six Months Ended June 30, 2010:
Revenue:
Revenues – third party(1)	$111	$544,547	$(7,062)	$537,596
Revenues – affiliates	331	—	—	331

Total revenue and other income (loss), net	442	544,547	(7,062)	537,927

Costs and Expenses:
Operating costs and expenses	421	424,687	—	425,108
General and administrative(2) `	—	—	17,378	17,378
Depreciation and amortization	301	45,344	—	45,645
Interest expense(2)	—	—	52,155	52,155

Total costs and expenses	722	470,031	69,533	540,286

Equity income	2,350	—	—	2,350

Net income (loss)	$2,070	$74,516	$(76,595)	$(9)

Six Months Ended June 30, 2009:
Revenue:
Revenues – third party(1)	$1,597	$373,480	$(45,875)	$329,202
Revenues – affiliates	16,497	—	—	16,497

Total revenue and other income (loss), net	18,094	373,480	(45,875)	345,699

Costs and expenses:
Operating costs and expenses	6,392	292,102	—	298,494
General and administrative(2)	—	—	17,455	17,455
Depreciation and amortization	3,299	42,368	—	45,667
Interest expense(2)	—	—	48,517	48,517

Total costs and expenses	9,691	334,470	65,972	410,133

Equity income	710	—	—	710
Gain on sale of assets	109,941	—	—	109,941

Net income (loss) from continuing operation	119,054	39,010	(111,847)	46,217
Income from discontinued operations	—	—	62,495	62,495

Net income (loss)	$119,054	$39,010	$(49,352)	$108,712

(1)	Derivative contracts are held at the corporate level and are reported accordingly.
(2)	The Partnership notes that interest and general and administrative expenses have not been allocated to APL’s reportable segments as it would be unfeasible to reasonably do so for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
Capital Expenditures:	2010	2009	2010	2009
Mid-Continent	$15,786	$53,842	$26,700	$120,791
Appalachia	—	4,457	—	9,703

	$15,786	$58,299	$26,700	$130,494

Balance Sheet	June 30, 2010	December 31, 2009
Total assets:
Mid-Continent	$1,908,405	$1,964,858
Appalachia	144,988	143,601
Corporate other	33,692	29,659

	$2,087,085	$2,138,118

The following table summarizes the Partnership’s natural gas and liquids revenues by product or service for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009(1)	2010	2009(1)
Natural gas and liquids:
Natural gas	$72,305	$57,922	$162,975	$134,498
NGLs	146,108	98,228	306,810	164,522
Condensate	13,272	8,539	23,027	9,333
Other	(744)	1,747	(922)	2,216

Total	$230,941	$166,346	$491,890	$310,569

(1)	Restated to reflect amount reclassified from Natural Gas and Liquids to Transportation, Processing and other fees (see Note 1).

NOTE 17 – SUBSEQUENT EVENTS

On July 19, 2010, the Partnership entered into an amended and consolidated demand note (the “Note”) with Atlas Energy to consolidate in one instrument the debt owed to Atlas Energy under the Partnership’s subordinate loan and guaranty note with Atlas Energy and the $16.0 million advance under Atlas Energy’s guaranty of the Partnership’s credit facility. The principal amount of the Note is $33.4 million; the interest rate on the Note is 12% per annum, which, prior to demand by Atlas Energy for cash payment, will be payable by accruing such interest and adding the amount to the principal amount of the Note on a quarterly basis; and the Note is payable upon demand (see “-Note 12 - Atlas Pipeline Holdings Subordinate Loan with Atlas Energy”).

On July 27, 2010, APL entered into an agreement with a subsidiary of Enbridge Energy Partners, L.P. (NYSE: EEP) to sell its Elk City and Sweetwater, Oklahoma natural gas gathering systems, the related processing and treating facilities (including the Prentiss treating facility) and the Nine Mile processing plant for $682 million in cash, subject to working capital adjustments. The transaction is expected to close prior to December 31, 2010, pending the satisfaction of customary closing conditions. APL intends to utilize the proceeds from the sale to repay a portion of its indebtedness under its senior secured term loan and revolving credit facility (see Note 12).

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

Overview

We are a publicly-traded Delaware limited partnership (NYSE: AHD). Our wholly-owned subsidiary, Atlas Pipeline Partners GP, LLC (“Atlas Pipeline GP”), a Delaware limited liability company, is the general partner of Atlas Pipeline Partners, L.P. (“APL” – NYSE: APL). APL is a midstream energy service provider engaged in the gathering and processing of natural gas in the Mid-Continent and Appalachia regions. Our cash generating assets currently consist solely of our interests in APL, a publicly traded Delaware limited partnership. Our interests in APL consist of a 100% ownership in Atlas Pipeline GP, their general partner, which as of June 30, 2010, together with us, owns:

•	a 1.9% general partner interest in APL, which entitles it to receive 1.9% of the cash distributed by APL;

•

all of the incentive distribution rights in APL, which entitle it to receive increasing percentages, up to a maximum of 48.0%, of any cash distributed by APL as it reaches certain target distribution levels in excess of $0.42 per APL common unit in any quarter.

•

In connection with APL’s acquisition of control of the Chaney Dell and Midkiff/Benedum systems, Atlas Pipeline GP, the holder of all the incentive distribution rights in APL, agreed to allocate up to $3.75 million of its incentive distribution rights per quarter back to APL after it receives the initial $7.0 million per quarter of incentive distribution rights (the “IDR Adjustment Agreement”);

•	5,754,253 common units of APL, representing approximately 10.8% of the outstanding common units of APL, or a 10.6% limited partner interest in APL, and

•	15,000 $1,000 par value 12.0% APL cumulative Class B preferred limited partner units.

On March 31, 2010, APL and the Operating Partnership amended their respective partnership agreements to temporarily waive the requirement that Atlas Pipeline GP make aggregate cash contributions of approximately $0.3 million, which was required in connection with APL’s issuance of 2,689,765 of its common units upon the exercise of certain warrants in January 2010. The waiver will remain in effect until Atlas Pipeline GP has received aggregate distributions from APL sufficient to fund the required capital contribution. During the waiver period, the aggregate ownership percentage attributable to Atlas Pipeline GP’s general partner interest in APL and the Operating Partnership is reduced to 1.9%. Both amendments were approved by APL’s conflicts committee and managing board, and were effective as of January 11, 2010.

While we, like APL, are structured as a limited partnership, our capital structure and cash distribution policy differ materially from those of APL. Most notably, our general partner does not have an economic interest in us and is not entitled to receive any distributions from us, and our capital structure does not include incentive distribution rights. Therefore, all of our distributions are made first to Atlas Pipeline Holdings II, LLC (“AHD Sub”) 12% cumulative Class B preferred units and then to our common units.

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

We did not declare a cash distribution for the quarters ended March 31, 2009 through June 30, 2010. On June 1, 2009, we entered into an amendment to our credit facility agreement which, among other changes, prohibited us from paying any cash distribution on our equity while the credit facility was in effect. The credit facility expired on April 13, 2010, thereby removing this restriction. We will not have the ability to declare a cash distribution until after APL reinstates its distributions.

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

Recent Events

On June 15, 2010, APL’s unitholders approved the terms of the APL 2010 Long Term Incentive Plan (“APL 2010 LTIP”), which provides for the grant of options, phantom units, unit awards, unit appreciation rights and distribution equivalents. The total number of APL’s common units that may be issued under the APL 2010 LTIP is 3,000,000 (see “Item 1. Notes to Consolidated Financial Statements (Unaudited) -Note 14 - Benefit Plans”).

On June 30, 2010, APL sold 8,000 newly created 12% cumulative Class C Preferred Units of limited partner interest (the “APL Class C Preferred Units”) to Atlas Energy for cash consideration of $1,000 per APL Class C Preferred Unit resulting in total proceeds of $8.0 million (see “APL Preferred Units”).

Subsequent Events

On July 19, 2010, we entered into an amended and consolidated demand note (the “Note”) with Atlas Energy to consolidate the debt in one instrument owed to Atlas Energy under our subordinate loan and guaranty note with Atlas Energy and Atlas Energy’s $16.0 million advance under its guaranty of our credit facility. The principal amount of the Note is $33.4 million; the interest rate on the Note is 12% per annum, which, prior to demand by Atlas Energy for cash payment, will be payable by accruing such interest and adding the amount to the principal amount of the Note on a quarterly basis; and the Note is payable upon demand (see “-Our Subordinate Loan and Guaranty Note with Atlas Energy”).

On July 27, 2010, APL entered into an agreement with a subsidiary of Enbridge Energy Partners, L.P. (NYSE: EEP) to sell its Elk City and Sweetwater, Oklahoma natural gas gathering systems, the related processing and treating facilities (including the Prentiss treating facility) and the Nine Mile processing plant for $682 million in cash, subject to working capital adjustments. The transaction is expected to close prior to December 31, 2010, pending the satisfaction of customary closing conditions. APL intends to utilize the proceeds from the sale to repay a portion of its indebtedness under its senior secured term loan and revolving credit facility (see “-APL Term Loan and Credit Facility”).

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

APL faces competition in obtaining natural gas supplies for its processing and related services operations. Competition for natural gas supplies is based primarily on the location of gas gathering facilities and gas processing plants, operating efficiency and reliability, and the ability to obtain a satisfactory price for products recovered. Competition for customers is based primarily on price, delivery capabilities, quality of assets, flexibility, service history and maintenance of high-quality customer relationships. Many of APL’s competitors operate as master limited partnerships and enjoy a cost of capital comparable to and, in some cases lower than, APL. Other competitors, such as major oil and gas and pipeline companies, have capital resources and control supplies of natural gas substantially greater than APL. Smaller local distributors may enjoy a marketing advantage in their immediate service areas. We believe the primary difference between APL and some of its competitors is that APL provides an integrated and responsive package of midstream services, while some of its competitors provide only certain services. We believe that offering an integrated package of services, while remaining flexible in the types of contractual arrangements that APL offers producers, allows APL to compete more effectively for new natural gas supplies in its regions of operations.

As a result of APL’s Percentage of Proceeds and Keep-Whole contracts, its results of operations and financial condition substantially depend upon the price of natural gas and NGLs (see “Item 1. Notes to Consolidated Financial Statements (Unaudited) -Note 2 -Revenue Recognition”). APL believes that future natural gas prices will be influenced by supply deliverability, the severity of winter and summer weather and the level of United States economic growth. Based on historical trends, APL generally expects NGL prices to follow changes in crude oil prices over the long term, which APL believes will in large part be determined by the level of production from major crude oil exporting countries and the demand generated by growth in the world economy. However, energy market uncertainty has negatively impacted North American drilling activity in the recent past. Lower drilling levels and shut in wells over a sustained period would have a negative effect on natural gas volumes gathered and processed.

APL is exposed to commodity prices as a result of being paid for certain services in the form of natural gas, NGLs and condensate rather than cash. APL closely monitors the risks associated with commodity price changes on APL’s future operations and, where appropriate, uses various commodity based derivative instruments such as natural gas, crude oil and NGL contracts to hedge a portion of the value of APL’s assets and operations from such price risks. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk -Commodity Price Risk” for further discussion of commodity price risk.

Currently, there is an extremely significant level of uncertainty in the financial markets. This uncertainty presents additional potential risks to us and APL. These risks include the availability and costs associated with our and APL’s borrowing capabilities and APL’s ability to raise additional capital, and an increase in the volatility of the price of our and APL’s common units. While we and APL have no definitive plans to access the capital markets, should we and APL decide to do so in the near future, the terms, size, and cost of new debt or equity could be less favorable than in previous transactions.

Results of Operations

The following table illustrates selected volumetric information related to APL’s reportable segments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating data(1):
Appalachia:
Laurel Mountain system:
Average throughput volume – mcfd(2)	101,821	98,162	99,200	96,716
Tennessee system
Average throughput volume – mcfd	8,546	9,266	8,577	6,287
Mid-Continent:
Velma system:
Gathered gas volume – mcfd	79,007	80,068	76,396	73,050
Processed gas volume – mcfd	72,629	77,300	71,096	70,625
Residue gas volume – mcfd	60,043	61,354	57,923	55,794
NGL volume – bpd	8,230	8,497	7,996	7,770
Condensate volume – bpd	386	416	431	381
Elk City/Sweetwater system(3):
Gathered gas volume – mcfd	269,435	221,192	249,397	237,445
Processed gas volume – mcfd	231,226	216,804	202,089	235,258
Residue gas volume – mcfd	209,607	196,613	192,583	214,228
NGL volume – bpd	12,092	11,581	10,752	11,650
Condensate volume – bpd	494	337	495	432
Chaney Dell system:
Gathered gas volume – mcfd	223,098	276,901	222,554	289,889
Processed gas volume – mcfd	173,096	219,129	189,910	223,468

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Residue gas volume – mcfd	156,057	240,518	172,120	248,204
NGL volume – bpd	9,505	13,663	11,022	13,674
Condensate volume – bpd	625	909	691	918
Midkiff/Benedum system:
Gathered gas volume – mcfd	180,960	161,355	169,391	157,687
Processed gas volume – mcfd	164,111	150,111	156,639	148,094
Residue gas volume – mcfd	105,315	99,106	102,493	102,155
NGL volume – bpd	26,609	20,473	25,504	21,555
Condensate volume – bpd	1,490	1,533	1,092	1,163

(1)	“Mcf” represents thousand cubic feet; “Mcfd” represents thousand cubic feet per day; “Bpd” represents barrels per day.
(2)	Includes 100% of the throughput volume of Laurel Mountain.
(3)	Gathered gas volume for APL’s Elk City/Sweetwater system includes 36,315 MCFD and 39,946 MCFD transferred from APL’s Chaney Dell system for the three months ended June 2010 and 2009, respectively and 18,517 MCFD and 41,446 MCFD for the six months ended June 2010 and 2009, respectively

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenue. The following table details the revenue changes between the three months ended June 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended June 30,			Percent Change
	2010	2009	Change
Revenues:
Natural gas and liquids	$230,941	$166,436	$64,505	38.8%
Transportation, processing and other fee revenue	14,699	20,862	(6,163)	(29.5)%
Other income (loss), net	10,541	(15,841)	26,382	166.5%

Total Revenues	$256,181	$171,457	$84,724	49.4%

Natural gas and liquids revenue was $230.9 million for the three months ended June 30, 2010, an increase of $64.5 million from $166.4 million for the prior year comparable period. The increase was primarily attributable to a favorable price change as a result of higher realized commodity prices, partially offset by lower production volumes at APL’s Elk City and Chaney Dell systems.

APL’s Midkiff/Benedum system’s NGL production volume for the three months ended June 30, 2010 was 26,609 BPD, an increase of 30.0% when compared to the prior year period, representing an increase in production efficiency due to the start-up of the new Consolidator plant. Processed natural gas volume averaged 72.6 MMCFD on the Velma system for the three months ended June 30, 2010, a decrease of 6.0% from the prior year period, partially due to the plant being shut in for maintenance for a period of time during the current period. Processed natural gas volume on APL’s Chaney Dell and Elk City systems combined was 404.3 MMCFD for the three months ended June 30, 2010, a decrease of 7.3% compared to 435.9 MMCFD for the prior year. The Chaney Dell and Elk City systems had a combined NGL production volume of 21,597 BPD for the three months ended June 30, 2010, a 14.4% decrease when compared to the prior year period of 25,244 BPD. Decreased volumes for the Chaney Dell and Elk City/Sweetwater systems were a result of downtime at the Chaney Dell facilities for maintenance and a decreased number of well connects over the past year, resulting from lower capital spending.

Transportation, processing and other fee revenue decreased to $14.7 million for the three months ended June 30, 2010 compared with $20.9 million for the prior year period. This $6.2 million decrease was primarily due to a $6.5 million decrease from APL’s Appalachia system as a result of APL’s May 2009 contribution of the majority of the system to Laurel Mountain, a joint venture in which APL has a 49% ownership interest. After the contribution, we recognized APL’s ownership interest in the net income of Laurel Mountain as equity income on our consolidated statements of operations.

Other income (loss), net, including the impact of certain gains and losses recognized on derivatives, was a gain of $10.5 million for the three months ended June 30, 2010, which represents a favorable movement of $26.4 million from the prior year period loss of $15.8 million. APL enters into derivative instruments principally to hedge its forecasted natural gas, NGLs and condensate sales against the variability in expected future cash flows attributable to changes in market prices. See further discussion of derivatives under “Item 3: Quantitative and Qualitative Disclosures About Market Risk.”

Costs and Expenses. The following table details the costs and expenses changes between the three months ended June 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended June 30,
	2010	2009	Change	Percent Change
Costs and Expenses:
Natural gas and liquids	$186,796	$129,676	$57,120	44.0%
Plant operating	15,694	14,128	1,566	11.1%
Transportation and compression	232	2,791	(2,559)	(91.7)%
General and administrative	6,794	7,313	(519)	(7.1)%
Depreciation and amortization	22,899	22,999	(100)	(0.4)%
Interest expense	25,106	26,852	(1,746)	(6.5)%

Total Costs and Expenses	$257,521	$203,759	$53,762	26.4%

Natural gas and liquids cost of goods sold of $186.8 million for the three months ended June 30, 2010 represented an increase of $57.1 million from the prior year period due primarily to an increase in average commodity prices partially offset by lower volumes in comparison to the prior year period, as discussed above in revenues. Plant operating expenses of $15.7 million for the three months ended June 30, 2010 represented an increase of $1.6 million from the prior year period partially due to a $0.6 million increase associated with APL’s Velma system related to maintenance and chemical expenses and a $0.5 million increase associated with APL’s Midkiff/Benedum system resulting from higher compressor rentals and labor costs related to APL’s new Consolidator gas plant. Transportation and compression expenses decreased to $0.2 million for the three months ended June 30, 2010 compared with $2.8 million for the prior year period due to APL’s contribution of its Appalachia system to Laurel Mountain.

General and administrative expense, including amounts reimbursed to affiliates, decreased $0.5 million to $6.8 million for the three months ended June 30, 2010 compared with $7.3 million for the prior year period. The decrease was primarily due to a $0.5 million decrease in salaries and wages resulting mainly from a credit to compensation expense related to the fair value of share based awards.

Depreciation and amortization decreased $0.1 million to $22.9 million for the three months ended June 30, 2010. Depreciation in APL’s Mid-Continent segment increased $1.1 million due primarily to expansion capital expenditures incurred subsequent to June 30, 2009, offset by a decrease of $1.2 million in APL’s Appalachia segment due to the sale of assets in the second quarter of 2009.

Interest expense decreased to $25.1 million for the three months ended June 30, 2010 as compared with $26.9 million for the prior year period. This $1.7 million decrease was primarily due to a $2.1 million decrease in amortized deferred finance costs. The decreased amortization of deferred finance costs was due principally to accelerated amortization in the prior year period associated with the retirement of a portion of APL’s term loan with the proceeds from the sale of APL’s NOARK system.

Other income items. The following table details the changes between the three months ended June 30, 2010 and 2009 for other income items (dollars in thousands):

	Three Months Ended June 30,
	2010	2009	Change	Percent Change
Equity income in joint venture	$888	$710	$178	25.1%
Gain on asset sale	—	109,941	(109,941)	(100.0)%
Income from discontinued operations	—	53,619	(53,619)	(100.0)%
Income attributable to non-controlling interests	(945)	(652)	(293)	44.9%
(Income) loss attributable to non-controlling interests in APL	257	(114,330)	(114,587)	(100.2)%

Equity income of $0.9 million for the three months ended June 30, 2010 represents APL’s ownership interest in the net income of Laurel Mountain and is a 25.1% increase from the prior year period, which only included one month of operation.

Gain on asset sale of $109.9 million from the prior year period is the gain recognized on APL’s contribution of a 51% ownership interest in its Appalachia natural gas gathering system to Laurel Mountain, which closed on May 31, 2009.

Income from discontinued operations consists of amounts associated with APL’s NOARK gas gathering and interstate pipeline system which was sold in May 2009.

Income attributable to non-controlling interests was $0.9 million for the three months ended June 30, 2010 compared with $0.7 million for the prior year period. This change was primarily due to higher net income for APL’s Midkiff/Benedum joint venture, which was formed to accomplish APL’s acquisition of control of the system. The increase in net income of APL’s Midkiff/Benedum joint venture was principally due to higher gross margins on the sale of commodities, resulting from higher prices and volumes. The non-controlling interest expense represents Anadarko Petroleum Corporation’s interest in the net income of APL’s Chaney Dell and Midkiff/Benedum joint ventures.

Loss attributable to non-controlling interest in APL, which represents the allocation of APL’s earnings to its non-affiliated limited partners, was $0.3 million for the three months ended June 30, 2010 compared with income of $114.3 million for the prior year period. This change was primarily due to a decrease in APL’s net earnings between periods.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenue. The following table details the revenue changes between the six months ended June 30, 2010 and 2009 (dollars in thousands):

	Six Months Ended June 30,
	2010	2009	Change	Percent Change
Revenues:
Natural gas and liquids	$491,890	$310,569	$181,321	58.4%
Transportation, processing and other fee revenue	28,954	45,821	(16,867)	(36.8)%
Other income (loss), net	17,083	(10,691)	27,774	259.8%

Total Revenues	$537,927	$345,699	$192,228	55.6%

Natural gas and liquids revenue was $491.9 million for the six months ended June 30, 2010, an increase of $181.3 million from $310.6 million for the prior year comparable period. The increase was primarily attributable to a favorable price change as a result of higher realized commodity prices combined with lower qualified hedge losses, partially offset by lower production volumes at APL’s Elk City and Chaney Dell systems. APL enters into derivative instruments solely to hedge its forecasted natural gas, NGLs and condensate sales against the variability in expected future cash flows attributable to changes in market prices. See further discussion of derivatives under “Item 3: Quantitative and Qualitative Disclosures About Market Risk.”

APL’s Midkiff/Benedum system’s NGL production volume for the six months ended June 30, 2010 was 25,504 BPD, an increase of 18.3% when compared to the prior year period, representing an increase in production efficiency, primarily due to the start-up of APL’s new Consolidator plant. Processed natural gas volume averaged 71.1 MMCFD on APL’s Velma system for the six months ended June 30, 2010, an increase of 0.7% from the prior year period. Processed natural gas volume on APL’s Chaney Dell and Elk City systems was 392.0 MMCFD for the six months ended June 30, 2010, a decrease of 14.5% compared to 458.7 MMCFD for the prior year. The Chaney Dell and Elk City systems had NGL production volume of 21,774 BPD for the six months ended June 30, 2010, a 14.0% decrease when compared to the prior year period of 25,324 BPD. Decreased volumes for both the Chaney Dell and Elk City/Sweetwater systems were a result of weather related downtime at the facilities and a decreased number of well connects over the past year, resulting from lower capital spending.

Transportation, processing and other fee revenue decreased to $29.0 million for the six months ended June 30, 2010 compared with $45.8 million for the prior year period. This $16.8 million decrease was primarily due to a $16.6 million decrease from APL’s Appalachia system as a result of APL’s May 2009 contribution of the majority of the system to Laurel Mountain, a joint venture in which it has a 49% ownership interest. After the contribution we recognized APL’s ownership interest in the net income of Laurel Mountain as equity income on our consolidated statements of operations.

Other income (loss), net, including the impact of certain gains and losses recognized on derivatives, was a gain of $17.1 million for the six months ended June 30, 2010, which represents a favorable movement of $27.8 million from the prior year period loss of $10.7 million. APL enters into derivative instruments principally to hedge its forecasted natural gas, NGLs and condensate sales against the variability in expected future cash flows attributable to changes in market prices. See further discussion of derivatives under “Item 3: Quantitative and Qualitative Disclosures About Market Risk.”

Costs and Expenses. The following table details the costs and expenses changes between the six months ended June 30, 2010 and 2009 (dollars in thousands):

	Six Months Ended June 30,
	2010	2009	Change	Percent Change
Costs and Expenses:
Natural gas and liquids	$393,459	$264,421	$129,038	48.8%
Plant operating	31,228	27,951	3,277	11.7%
Transportation and compression	421	6,122	(5,701)	(93.1)%
General and administrative	17,378	17,455	(77)	(0.4)%
Depreciation and amortization	45,645	45,667	(22)	0.0%
Interest expense	52,155	48,517	3,638	7.5%

Total Costs and Expenses	$540,286	$410,133	$130,153	31.7%

Natural gas and liquids cost of goods sold of $393.5 million for the six months ended June 30, 2010 represented an increase of $129.0 million from the prior year period due primarily to an increase in average commodity prices partially offset by lower volumes in comparison to the prior year period, as discussed above in revenues. Plant operating expenses of $31.2 million for the six months ended June 30, 2010 represented an increase of $3.3 million from the prior year period due partially due to a $2.0 million increase associated with APL’s Midkiff/Benedum system resulting from higher compressor rentals and labor costs related to APL’s new Consolidator gas plant. Transportation and compression expenses decreased to $0.4 million for the six months ended June 30, 2010 compared with $6.1 million for the prior year period due to APL’s contribution of its Appalachia system to Laurel Mountain.

General and administrative expense, including amounts reimbursed to affiliates, was $17.4 million for the six months ended June 30, 2010 compared with $17.5 million for the prior year period.

Depreciation and amortization decreased $0.1 million to $45.6 million for the six months ended June 30, 2010. Depreciation in APL’s Mid-Continent segment increased $2.9 million due primarily to expansion capital expenditures incurred subsequent to June 30, 2009, offset by a decrease of $3.0 million in APL’s Appalachia segment due to the sale of assets in the second quarter of 2009.

Interest expense increased to $52.2 million for the six months ended June 30, 2010 as compared with $48.5 million for the prior year period. This $3.7 million increase was primarily due to a $2.7 million increase in interest expense associated with APL’s term loan, $1.5 million of lower interest capitalized as a component of APL’s capital expenditures and a $0.8 million increase in interest expense associated with outstanding borrowings on APL’s revolving credit facility, offset by $1.4 million lower amortization of deferred finance costs. The higher interest expense on APL’s credit facility and term loan is due to higher weighted average interest rates of 6.8% in the six months ended June 30, 2010 compared to average rates of 3.7% in the prior year period. The lower capitalized interest is a result of fewer capital projects in the current period. The decreased amortization of deferred finance costs was due principally to accelerated amortization in the prior year period associated with the retirement of a portion of APL’s term loan with the proceeds from the sale of its NOARK system.

Other income items. The following table details the changes between the six months ended June 30, 2010 and 2009 for other income items (dollars in thousands):

	Six Months Ended June 30,
	2010	2009	Change	Percent Change
Equity income in joint venture	$2,350	$710	$1,640	231.0%
Gain on sale of assets	—	109,941	(109,941)	(100.0)%
Income from discontinued operations	—	62,495	(62,495)	(100.0)%
Income attributable to non-controlling interests	(2,262)	(1,121)	(1,141)	(101.8)%
Income attributable to non-controlling interests in APL	(233)	(93,688)	93,455	99.8%

Equity income of $2.4 million for the six months ended June 30, 2010 represents APL’s ownership interest in the net income of Laurel Mountain and is an increase of $1.6 million from the prior year period, which only included one month of operations.

Gain on asset sale of $109.9 million from the prior year period is the gain recognized on APL’s contribution of a 51% ownership interest in its Appalachia natural gas gathering system to Laurel Mountain.

Income from discontinued operations consists of amounts associated with APL’s NOARK gas gathering and interstate pipeline which was sold in May 2009.

Income attributable to non-controlling interests was $2.3 million for the six months ended June 30, 2010 compared with $1.1 million for the prior year period. This change was primarily due to higher net income for APL’s Chaney Dell and Midkiff/Benedum joint ventures, which were formed to accomplish APL’s acquisition of control of the respective systems. The increase in net income of APL’s Chaney Dell and Midkiff/Benedum joint ventures was principally due to higher gross margins on the sale of commodities, resulting from higher prices. The non-controlling interest expense represents Anadarko Petroleum Corporation’s interest in the net income of APL’s Chaney Dell and Midkiff/Benedum joint ventures.

Income attributable to non-controlling interest in APL, which represents the allocation of APL’s earnings to its non-affiliated limited partners, decreased $93.5 million to income of $0.2 million for the six months ended June 30, 2010 compared with income of $93.7 million for the prior year period. This change was primarily due to a decrease in APL’s net earnings between periods.

Liquidity and Capital Resources

General

Our primary sources of liquidity are distributions received with respect to our ownership interests in APL and cash on hand. Our primary cash requirements are for our general and administrative expenses, including expenses as a result of being a publicly traded partnership, capital contributions to APL to maintain or increase our ownership interest and quarterly distributions to our common unitholders. We expect to fund our general and administrative expenses through the retention of cash and our capital contributions to APL through the retention of cash from distributions received from APL. Under APL’s term loan and revolving credit facility, cash distributions can be paid, only if APL’s senior secured leverage ratio meets certain thresholds and APL has minimum liquidity (both as defined in the credit agreement) of at least $50.0 million. APL did not meet the required senior secured leverage ratio for the quarter ended June 30, 2010 (see “-APL Term Loan and Revolving Credit Facility”).

At June 30, 2010, our credit facility had terminated (see “-Our Credit Facility”). In connection with our June 1, 2009 amendment to our credit facility, we were required to immediately repay $30.0 million of the then-outstanding $46.0 million of borrowings under the credit facility and were required to repay the balance of our outstanding borrowings by April 13, 2010. The amendment to our credit facility required us to repay $4.0 million of the remaining $16.0 million outstanding under the credit facility on each of July 13, 2009, October 13, 2009 and January 13, 2010, with the balance of the indebtedness under the credit facility being due on April 13, 2010. All payments were timely made by funding from Atlas Energy under its guaranty of our obligations and the credit facility was subsequently terminated (see “-Our Subordinate Loan and Guaranty Note with Atlas Energy”).

At June 30, 2010, we had a working capital deficit of $52.8 million compared with a working capital deficit of $63.5 million at December 31, 2009. We believe that we will have sufficient liquid assets, including our ownership of 5.8 million limited partner units in APL, to meet our financial commitments, debt service obligations, and possible contingencies for at least the next twelve-month period. However, we are subject to business and other risks that could adversely affect our cash flow. We may need to supplement our cash generation with proceeds from financing activities, including other borrowings and the issuance of additional limited partner units and the sale of our ownership interests in APL.

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

At June 30, 2010, APL had $285.0 million of outstanding borrowings under its $380.0 million senior secured credit facility and $8.1 million of outstanding letters of credit, which are not reflected as borrowings on our consolidated balance sheet, with $86.9 million of remaining committed capacity under its credit facility, subject to covenant limitations (see “-APL Term Loan and Revolving Credit Facility”). APL was in compliance with its credit facility covenants at June 30, 2010. At June 30, 2010, APL had a working capital deficit of $18.2 million compared with a $30.6 million working capital deficit at December 31, 2009. We believe that APL will have sufficient liquid assets, cash from operations and borrowing capacity to meet its financial commitments, debt service obligations, contingencies and anticipated capital expenditures for at least the next twelve-month period. However, APL is subject to business, operational and other risks that could adversely affect its cash flow. APL may need to supplement its cash generation with proceeds from financing activities, including borrowings under its credit facility and other borrowings, the issuance of additional limited partner units and the sale of its assets.

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

Cash Flows – Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The following table details the cash flow changes between the six months ended June 30, 2010 and 2009 (dollars in thousands):

	Six Months Ended June 30,		Change	Percent Change
	2010	2009
Net cash provided by operating activities	$57,094	$40,634	$16,460	40.5%
Net cash provided by (used in) investing activities	(29,377)	245,549	(274,926)	(112.0)%
Net cash used in financing activities	(28,611)	(291,304)	262,693	90.2%

Net change in cash and cash equivalents	$(894)	$(5,121)	$4,227	82.5%

Net cash provided by operating activities of $57.1 million for the six months ended June 30, 2010 represented an increase of $16.5 million from $40.7 million of net cash provided by operating activities for the prior year period. The increase was derived from a $69.7 million increase in net earnings from continuing operations, excluding non-cash charges, partially offset by a $36.3 million decrease in working capital and a $16.9 million decrease in cash provided by discontinued operations. The $69.7 million increase in net earnings from continuing operations, excluding non-cash charges was primarily due to a $52.3 million favorable gross margin related to the sale of natural gas and liquids, as a result of higher prices. The decrease in working capital was primarily due to an unfavorable variance in derivative cash settlements of $46.8 million partially as a result of $36.8 million favorable APL derivatives cash settlement in the prior period. See “Item 1. Notes to Consolidated Financial Statements (Unaudited) -Note 10”.

Net cash used in investing activities was $29.4 million for the six months ended June 30, 2010, a decrease of $274.9 million from $245.5 million of net cash provided by investing activities for the prior year period. This decrease was principally due to the net proceeds of $292.0 million received from the sale of APL’s NOARK gas gathering and interstate pipeline system in the prior year period combined with the $87.8 million received from the sale of APL’s 51% interest in the Appalachia assets in the prior year period, partially offset by a $106.6 million decrease in capital expenditures compared to the prior year period (see further discussion of capital expenditures under “Liquidity and Capital Resources - Capital Requirements”).

Net cash used in financing activities was $28.6 million for the six months ended June 30, 2010, a decrease of $262.7 million from $291.3 million of net cash used in financing activities for the prior year period. This decrease was mainly due to a $239.6 million net decrease in repayments of the outstanding principal balance on APL’s term loan and a $22.3 million decrease in distributions paid to non-controlling interests in APL. The decrease in repayments of the outstanding principal balance on APL’s term loan is due to the retirement of a portion of its term loan with the proceeds from the sale of APL’s NOARK system in the prior year period.

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

The following table summarizes APL’s maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Maintenance capital expenditures	$3,142	$1,557	$4,313	$2,101
Expansion capital expenditures	12,644	56,742	22,387	128,393

Total	$15,786	$58,299	$26,700	$130,494

Expansion capital expenditures decreased to $12.6 million and $22.4 million for the three and six months ended June 30, 2010, respectively, compared with $56.7 million and $128.4 million for the prior year comparable periods due partially to the construction of APL’s Madill to Velma pipeline, APL’s Nine Mile gas plant construction and APL compressor upgrades in the prior year periods, compounded by a reduction of well connects in the current periods. The increase in maintenance capital expenditures for the three and six months ended June 30, 2010 when compared with the comparable prior year periods was partially due to planned maintenance expense at APL’s Waynoka plant plus fluctuations in the timing of scheduled maintenance activity. As of June 30, 2010, APL has approved expenditures of approximately $34.2 million on pipeline extensions, compressor station upgrades and processing facility upgrades.

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

APL’s general partner is granted discretion by APL’s partnership agreement to establish, maintain and adjust reserves for future operating expenses, debt service, maintenance capital expenditures, and distributions for the next four quarters. These reserves are not restricted by magnitude, but only by type of future cash requirements with which they can be associated. When APL’s general partner determines its quarterly distributions, it considers current and expected reserve needs along with current and expected cash flows to identify the appropriate sustainable distribution level.

Available cash is initially distributed 98.1% to APL’s common limited partners and 1.9% to its general partner. These distribution percentages are modified to provide for incentive distributions to be paid to APL’s general partner if quarterly distributions to common limited partners exceed specified targets. Incentive distributions are generally defined as all cash distributions paid to APL’s general partner that are in excess of 1.9% of the aggregate amount of cash being distributed. During July 2007, Atlas Pipeline GP, as sole owner of APL’s general partner, agreed to allocate a portion of its incentive distribution rights back to APL as set forth in the IDR Adjustment Agreement. No incentive distributions were declared for the six months ended June 30, 2010.

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

Off Balance Sheet Arrangements

As of June 30, 2010, our off balance sheet arrangements are limited to APL’s letters of credit, issued under the provisions of APL’s revolving credit facility, totaling $8.1 million. These are in place to support various performance obligations as required by (i) statutes within the regulatory jurisdictions where APL operates, (ii) surety and (iii) counterparty support.

Our Equity Offerings

On June 1, 2009, a newly created, wholly-owned subsidiary of ours, Atlas Pipeline Holdings II, LLC (“AHD Sub”), issued $15.0 million of $1,000 par value 12.0% cumulative Class B preferred equity (“AHD Sub Preferred Units”) to APL for cash pursuant to a certificate of designation. We utilized the net proceeds from the issuance to reduce borrowings under our senior secured credit facility (see “-Our Credit Facility”). Distributions on the AHD Sub Preferred Units are payable quarterly on the same date as the distribution payment date for our common units. Distributions on the AHD Sub Preferred Units shall initially be paid in cash or by increasing the amount of the AHD Sub Preferred Unit equity by the amount of the distribution. However, under the terms of the certificate of designation, prior to the repayment of all outstanding borrowings under our credit facility, AHD Sub may only pay a cash distribution on the AHD Sub Preferred Units if we have received distributions on APL’s 12.0% cumulative Class B preferred units. After we have repaid all outstanding borrowings under our credit facility, all subsequent distributions declared by AHD Sub on the AHD Sub Preferred Units shall be paid in cash. AHD Sub has the option of redeeming some or all of the AHD Sub Preferred Units, subject to certain limitations under the terms of the certificate of designation. As APL owns all of the outstanding AHD Sub Preferred Units in an amount equal to the 12% cumulative Class B Preferred Units of APL that we own, the amounts eliminate in consolidation of our consolidated balance sheet as of June 30, 2010.

APL Common Equity Offerings

In August 2009, APL sold 2,689,765 common units in a private placement at an offering price of $6.35 per unit, yielding net proceeds of approximately $16.1 million. APL also received a capital contribution from Atlas Pipeline, GP of $0.4 million for Atlas Pipeline, GP to maintain its 2.0% general partner interest in APL. In addition, APL issued warrants granting investors in its private placement the right to purchase an additional 2,689,765 common units at a price of $6.35 per unit for a period of two years following the issuance of the original common units. APL utilized the net proceeds from the common unit offering to repay a portion of its indebtedness under its senior secured term loan and revolving credit facility (see “-Term Loan and Revolving Credit Facility”) and to fund the early termination of certain derivative agreements. See “Item 1. Notes to Consolidated Financial Statements

(Unaudited) -Note 10”.

On January 7, 2010, APL executed amendments to the warrants which were originally issued in August 2009. The amendments to the warrants provided that, for the period January 8 through January 12, 2010, the warrant exercise price was lowered to $6.00 per unit from $6.35 per unit. In connection with the amendments, the holders of the warrants exercised all of the warrants for cash, which resulted in net cash proceeds of approximately $15.3 million. APL utilized the net proceeds from the common unit offering to repay a portion of its indebtedness under its senior secured term loan and credit facility (see “-Term Loan and Credit Facility”) and to fund the early termination of certain derivative agreements. See “Item 1. Notes to Consolidated Financial Statements

(Unaudited) -Note 10”.

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

APL Preferred Units

On June 30, 2010, APL sold 8,000 newly-created 12% cumulative Class C Preferred Units of limited partner interest (the “APL Class C Preferred Units”) to Atlas Energy for cash consideration of $1,000 per APL Class C Preferred Unit (the “Face Value”), for total proceeds of $8.0 million. APL plans to use the proceeds from the sale of the APL Class C Preferred Units for general partnership purposes. See “Item 1. Notes to Consolidated Financial Statements (Unaudited) -Note 6”.

Our Credit Facility

At June 30, 2010, our credit facility had terminated. On June 1, 2009, we entered into an amendment to our credit facility agreement which, among other changes required us to immediately repay $30 million of the borrowings under the credit facility with scheduled payments on July 13, 2009, October 13, 2009, January 13, 2010 and the balance of the indebtedness being due on April 13, 2010, whereupon the credit facility would be terminated. All payments were timely made by funding from Atlas Energy under its guaranty of our obligations, with the balance paid on April 13, 2010. The credit facility was subsequently terminated.

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

Our Subordinate Loan and Guaranty Note with Atlas Energy

On June 1, 2009, in connection with our amendment of the credit facility, we borrowed $15.0 million from Atlas Energy under a subordinate loan. Also, on June 1, 2009, in consideration of Atlas Energy’s guaranty of the indebtedness under our credit facility, we entered into a guaranty note with Atlas Energy. We incurred interest expense of $0.5 million and $1.0 million, respectively, on the subordinate loan during the three and six months ended June 30, 2010 and $0.1 million and $0.2 million in fees and interest under the guaranty note during the three and six months ended June 30, 2010, respectively. During the three and six months ended June 30, 2010, Atlas Energy funded $4.0 million and $8.0 million, respectively, under its guaranty of our obligations. As of June 30, 2010, we reflected $33.4 million in the current portion of long term debt on our consolidated balance sheet related to our obligations to Atlas Energy. The subordinate loan and guaranty note matured on April 14, 2010, the day following the date that we repaid all outstanding borrowings under our credit facility.

On July 19, 2010, we entered into an amended and consolidated demand note (the “Note”) with Atlas Energy to consolidate in one instrument the debt owed to Atlas Energy under the $15.0 million subordinate loan, the $0.3 million guaranty note and the $16.0 million advance under Atlas Energy’s guaranty of our credit facility, including accrued interest. The principal amount of the Note is $33.4 million; the interest rate on the Note is 12% per annum, which, prior to demand by Atlas Energy for cash payment, will be payable by accruing such interest and adding the amount to the principal amount of the Note on a quarterly basis; and the Note is payable on demand.

APL Term Loan and Credit Facility

At June 30, 2010, APL had a senior secured credit facility with a syndicate of banks which consisted of a term loan which matures in July 2014 and a $380.0 million revolving credit facility which matures in July 2013. Borrowings under APL’s credit facility bear interest, at APL’s option, at either (i) adjusted LIBOR, subject to a floor of 2% per annum, plus the applicable margin, as defined, or (ii) the higher of the federal funds rate plus 0.5% or the Wachovia Bank prime rate (each plus the applicable margin). The weighted average interest rates on the outstanding APL revolving credit facility and term loan borrowings at June 30, 2010 were 6.8%. Up to $50.0 million of APL’s credit facility may be utilized for letters of credit, of which $8.1 million was outstanding at June 30, 2010. These outstanding letter of credit amounts were not reflected as borrowings on our consolidated balance sheet.

APL’s senior secured credit facility restricts it from paying cash distributions unless APL’s senior secured leverage ratio meets certain thresholds and APL has minimum liquidity (both as defined in the credit agreement) of at least $50.0 million. The senior secured leverage ratio requirement for paying cash distributions was not met by APL for the quarter ending June 30, 2010. Borrowings under APL’s credit facility are secured by a lien on and security interest in all of APL’s property and that of its subsidiaries, except for the assets owned by APL’s Chaney Dell and Midkiff/Benedum joint ventures and APL’s Laurel Mountain joint venture. Borrowings are also secured by the guaranty of each of APL’s consolidated subsidiaries other than the joint venture companies. APL’s credit facility contains customary covenants, including restrictions on APL’s ability to incur additional indebtedness; make certain acquisitions, loans or investments; make distribution payments to its unitholders if an event of default exists; or enter into a merger or sale of assets, including the sale or transfer of interests in its subsidiaries. APL is also unable to borrow under its credit facility to pay distributions of available cash to unitholders because such borrowings would not constitute “working capital borrowings” pursuant to its partnership agreement. APL is in compliance with these covenants as of June 30, 2010 and expects to be in compliance in future periods.

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

As of June 30, 2010, APL’s leverage ratio was 7.26 to 1.0, its senior secured leverage ratio was 4.3 to 1.0, and its interest coverage ratio was 1.66 to 1.0.

APL Senior Notes

At June 30, 2010, APL had $223.1 million principal amount outstanding of 8.75% senior unsecured notes due on June 15, 2018 (“APL 8.75% Senior Notes”) and $275.5 million principal amount outstanding of 8.125% senior unsecured notes due on December 15, 2015 (“APL 8.125% Senior Notes”; collectively, the “APL Senior Notes”). The APL 8.125% Senior Notes are presented combined with a net $3.6 million of unamortized discount as of June 30, 2010. Interest on the APL Senior Notes in the aggregate is payable semi-annually in arrears on June 15 and December 15. The APL 8.75% Senior Notes are redeemable at any time after June 15, 2013, and the APL 8.125% Senior Notes are redeemable at any time after December 31, 2010, at certain redemption prices, together with accrued and unpaid interest to the date of redemption. Prior to June 15, 2011, APL may redeem up to 35% of the aggregate principal amount of the APL 8.75% Senior Notes with the proceeds of certain equity offerings at a stated redemption price. The Senior Notes in the aggregate are also subject to repurchase by APL at a price equal to 101% of their principal amount, plus accrued and unpaid interest, upon a change of control or upon certain asset sales if APL does not reinvest the net proceeds within 360 days. The APL Senior Notes are junior in right of payment to APL’s secured debt, including APL’s obligations under its credit facility.

Indentures governing the APL Senior Notes in the aggregate contain covenants, including limitations of APL’s ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of its assets. APL is in compliance with these covenants as of June 30, 2010.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires making estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenue and expenses during the reporting period. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our financial position, results of operations or cash flows. Significant items that are subject to such estimates and assumptions include revenue and expense accruals, depreciation and amortization, asset impairment, fair value of derivative instruments, the probability of forecasted transactions and the allocation of purchase price to the fair value of assets acquired. A discussion of our significant accounting policies we have adopted and followed in the preparation of our consolidated financial statements is included within our Annual Report on Form 10-K for the year ended December 31, 2009, and there have been no material changes to these policies through June 30, 2010.

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

We and APL use a fair value methodology to value the assets and liabilities for our respective outstanding derivative contracts (see “Item 1. Notes to Consolidated Financial Statements (Unaudited -Note 10”)). At June 30, 2010, all of APL’s derivative contracts are defined as Level 2, with the exception of APL’s NGL fixed price swaps and NGL options. APL’s Level 2 commodity hedges are calculated based on observable market data related to the change in price of the underlying commodity. Valuations for APL’s NGL fixed price swaps are based on a forward price curve modeled on a regression analysis of quoted price curves for NGL’s for similar locations, and therefore are defined as Level 3. Valuations for APL’s NGL options are based on forward price curves developed by the related financial institutions, and therefore are defined as Level 3.

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

Recently Issued Accounting Standards

In July 2010, the FASB issued Accounting Standards Update 2010-20, “Receivables – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“Update 2010-20”). Update 2010-20 provides enhanced disclosure requirements for allowance for credit losses and the credit quality of financing receivables to assist financial statement users in assessing credit risk exposures and evaluating the adequacy of the allowance for credit losses. This amendment requires disclosures on a disaggregated basis that will further facilitate the evaluation of the nature of credit risk inherent in an entity’s financing receivables, how the risks are analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for such changes in the allowance for credit losses. This amendment also requires disclosure of credit quality indicators, past due information, a roll-forward schedule of the allowance for credit losses, and any modifications to financing receivables. These requirements are effective for interim and annual reporting periods ending on or after December 15, 2010. We will apply these requirements upon its adoption on December 15, 2010 and do not expect it to have a material impact on our financial position, results of operations or related disclosures.

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

We and APL are exposed to various market risks, principally fluctuating interest rates and changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We and APL manage these risks through regular operating and financing activities and periodical use of derivative instruments. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on June 30, 2010. Only the potential impact of hypothetical assumptions is analyzed. The analysis does not consider other possible effects that could impact our and APL’s business.

Current market conditions elevate our and APL’s concern over counterparty risks and may adversely affect the ability of these counterparties to fulfill their obligations to us and APL, if any. The counterparties to APL’s commodity derivative contracts are banking institutions currently participating in APL’s revolving credit facility. We and APL may choose to do business with counterparties outside of APL’s credit facility in the future. The creditworthiness of our and APL’s counterparties is constantly monitored, and we and APL are not aware of any inability on the part of our respective counterparties to perform under our contracts.

Interest Rate Risk. At June 30, 2010, APL had a $380.0 million senior secured revolving credit facility ($285.0 million outstanding). APL also had $425.8 million outstanding under its senior secured term loan at June 30, 2010. Borrowings under APL’s credit facility bear interest, at APL’s option at either (i) adjusted LIBOR plus the applicable margin, as defined, or (ii) the higher of the federal funds rate plus 0.5% or the Wachovia Bank prime rate (each plus the applicable margin). On May 29, 2009, APL entered into an amendment to its senior secured revolving credit facility agreement which, among other changes, set a floor for the LIBOR interest rate of 2.0% per annum. The weighted average interest rate for both the APL revolving credit facility and term loan borrowings was 6.8% at June 30, 2010. At June 30, 2010, we and APL had no interest rate derivative contracts. Holding all other variables constant, a 100 basis-point, or 1%, change in interest rates would not change our and APL’s annual interest expense.

Commodity Price Risk. APL is exposed to commodity prices as a result of being paid for certain services in the form of natural gas, NGLs and condensate rather than cash. For gathering services, APL receives fees or commodities from the producers to bring the raw natural gas from the wellhead to the processing plant. For processing services, APL either receives fees or commodities as payment for these services, based on the type of contractual agreement. APL uses a number of different derivative instruments in connection with its commodity price risk management activities. APL enters into financial swap and option instruments to hedge its forecasted natural gas, NGLs and condensate sales against the variability in expected future cash flows attributable to changes in market prices. Swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas, NGLs and condensate are sold. Under swap agreements, APL receives or pays a fixed price and receives or remits a floating price based on certain indices for the relevant contract period. Commodity-based option instruments are contractual agreements that grant the right, but not the obligation, to receive or pay a fixed price and receive or remit a floating price based on certain indices for the relevant contract period. See “Item 1. Notes to Consolidated Financial Statements (Unaudited) Note 10” for further discussion of APL’s derivative instruments. Average estimated 2010 market prices for NGLs, natural gas and condensate, based upon New York Mercantile Exchange (“NYMEX”) forward price curves as of July 1, 2010, are $0.81 per gallon, $5.03 per million BTU and $77.29 per barrel, respectively. A 10% change in these prices would change APL’s forecasted gross margin for the twelve-month period ended June 30, 2011 by approximately $17.5 million.

During the six months ended June 30, 2010 and 2009, APL made net payments of $25.3 million and $5.0 million, respectively, related to the early termination of derivative contracts. The terminated derivative contracts were to expire at various times through the fourth quarter of 2010. During the three and six months ended June 30, 2010 and 2009, we recognized the following derivative activity related to APL’s early termination of these derivative instruments within our consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Early termination of derivative contracts
Cash paid for early termination	$(11,945)	$—	$(25,315)	$(5,000)
Less: Deferred recognition of gain on early termination(1)	5,615	—	—	—
Equity applied to prior period early termination	(8,421)	—	(8,421)	—

Total realized loss at early termination(2)	$(14,751)	$—	$(33,736)	$(5,000)

Net cash derivative gain included within natural gas and liquids revenue	$11,540	$—	$16,737	$—
Net cash derivative expense included within other income (loss), net	(26,291)	—	(50,473)	(5,000)

Total realized loss at early termination(2)	(14,751)	—	(33,736)	(5,000)
Recognition of deferred hedge loss from prior periods included within natural gas and liquids revenue(3)	(15,273)	(12,123)	(30,805)	(34,067)
Recognition of deferred hedge gain from prior periods included within other income (loss), net(3)	22,726	7,117	44,810	19,220

Total realized loss from early termination recognized in current period(2)	$(7,298)	$(5,006)	$(19,731)	$(19,847)

(1)	Deferred recognition is based upon effective portion of hedges deferred to OCI.
(2)	Realized gain (loss) represents the gain/loss recognized when the derivative contract is settled. A portion of realized gain (loss) recognized in other income (loss), net is a reclassification of unrealized gain (loss) previously recognized as a factor of recording the changes in the fair value of the derivatives prior to settlement.
(3)	Non-Cash recognition of deferred hedge gain (loss) includes (i) theoretical premiums related to calls sold in conjunction with puts purchased in costless collars in which the puts were sold as part of the equity unwinds in 2008 and (ii) the effective portion of hedges deferred to OCI.

In addition, we will recognize, in our consolidated statement of operations, $4.9 million net income, related to APL derivative contracts terminated in 2008, during the periods for which the hedged physical transactions are forecasted to be settled, with $0.6 million of income to be recognized during the remainder of the year ending December 31, 2010 and $2.3 million and $2.0 million of income to be recognized during the years ending December 31, 2011 and 2012, respectively.

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

Under the supervision of our general partner’s Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Certificate of Limited Partnership of Atlas Pipeline Holdings, L.P.(1)
3.2(a)	Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Holdings, L.P. (2)
3.2(b)	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Holdings, L.P.(3)
4.1	Specimen Certificate Representing Common Units(1)
10.1	Certificate of Formation of Atlas Pipeline Holdings GP, LLC(1)
10.2(a)	Amended and Restated Limited Liability Company Agreement of Atlas Pipeline Partners GP, LLC(1)
10.2(b)	Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(1)
10.2(c)	Amendment No. 2 to Second Amendment and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(4)
10.2(d)	Amendment No. 3 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(6)
10.2(e)	Amendment No. 4 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(6)
10.2(f)	Amendment No. 5 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(6)
10.2(g)	Amendment No. 6 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(7)
10.2(h)	Amendment No. 7 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(13)
10.2(i)	Amendment No. 8 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(15)
10.3	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Operating Partnership, L.P.(13)
10.4	Amended and Restated Certificate of Designation for 12% Cumulative Class B Preferred Units of Atlas Pipeline Partners, L.P.(7)
10.5	Certificate of Designation for 12% Cumulative Class C Preferred Units of Atlas Pipeline Partners, L.P.(15)
10.6	Long-Term Incentive Plan(6)
10.7(a)	Revolving Credit Agreement dated as of July 26, 2006 by and among Atlas Pipeline Holdings, L.P., Atlas Pipeline Partners GP, LLC, Wachovia Bank, National Association and the lenders thereto(2)
10.7(b)	First Amendment to Revolving Credit Agreement dated as of June 1, 2009(8)
10.8	Atlas Pipeline Holdings II, LLC Limited Liability Company Agreement(8)
10.9	Promissory Note to Atlas America, Inc. dated June 1, 2009(8)
10.10	Guaranty Note to Atlas America, Inc. dated June 1, 2009(8)
10.11	Amended, Restated and Consolidated Promissory Note to Atlas Energy, Inc., dated July 19, 2010(14)
10.12	ATN Option Agreement dated as of June 1, 2009, by and among APL Laurel Mountain, LLC, Atlas Pipeline Operating Partnership, L.P. and Atlas Energy Resources, LLC(9)
10.13	Amended and Restated Limited Liability Company Agreement of Laurel Mountain Midstream, LLC dated as of June 1, 2009(9)
10.14(a)	Revolving Credit and Term Loan Agreement dated July 27, 2007 among Atlas Pipeline Partners, L.P., the guarantors therein, Wachovia Bank, National Association, and other banks party thereto(11)
10.14(b)	Amendment No. 1 and Agreement to the Revolving Credit and Term Loan Agreement, dated June 12, 2008(11)
10.14(c)	Amendment No. 2 to Revolving Credit and Term Loan Agreement, dated May 29, 2009(10)
10.15	Securities Purchase Agreement dated April 7, 2009, by and between Atlas Pipeline Mid-Continent, LLC and Spectra Energy Partners OLP, LP(11)

Exhibit No.	Description

10.16	Securities Purchase Agreement, dated July 27, 2010, by and among Atlas Pipeline Mid-Continent, LLC, Atlas Pipeline Partners, L.P., Enbridge Pipelines (Texas Gathering) L.P. and Enbridge Energy Partners, L.P.(16)
10.17	Letter Agreement, dated as of August 31, 2009, between Atlas America, Inc. and Eric Kalamaras(12)
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification
31.2	Rule 13(a)-14(a)/14(d)-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification

(1)	Previously filed as an exhibit to the registration statement on Form S-1 (File No. 333-130999).
(2)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended June 30, 2006.
(3)	Previously filed as an exhibit to current report on Form 8-K filed January 8, 2008.
(4)	Previously filed as an exhibit to current report on Form 8-K filed July 30, 2007.
(5)	[Intentionally Omitted]
(6)	Previously filed as an exhibit to annual report on Form 10-K for the year ended December 31, 2008.
(7)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended March 31, 2009.
(8)	Previously filed as an exhibit to current report on Form 8-K filed June 2, 2009.
(9)	Previously filed as an exhibit to current report on Form 8-K filed June 5, 2009.
(10)	Previously filed as an exhibit to current report on Form 8-K filed June 1, 2009.
(11)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended June 30, 2009.
(12)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended September 30, 2009.
(13)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on April 2, 2010.
(14)	Previously filed as an exhibit to current report on Form 8-K filed July 23, 2010.
(15)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on July 7, 2010.
(16)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K on July 29, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS PIPELINE HOLDINGS, L.P.
		By:	Atlas Pipeline Holdings GP, LLC, its General Partner

Date: August 5, 2010	By:		/s/ EUGENE N. DUBAY
Eugene N. Dubay
Chief Executive Officer, President, and Managing Board Member of the General Partner

Date: August 5, 2010	By:		/s/ ERIC T. KALAMARAS
Eric T. Kalamaras
Chief Financial Officer of the General Partner

Date: August 5, 2010	By:		/s/ ROBERT W. KARLOVICH, III
Robert W. Karlovich, III
Chief Accounting Officer of the General Partner