Form 10-Q
period 2011-06-30
Atlas Energy, L.P.
filed 2011-08-05
CIK 1347218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of outstanding common units of the registrant on August 1, 2011 was 51,255,688.

ATLAS ENERGY, L.P. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS ENERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED COMBINED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$108,692	$247
Accounts receivable	138,154	120,697
Current portion of derivative asset	982	36,621
Prepaid expenses and other	33,519	23,652

Total current assets	281,347	181,217
Property, plant and equipment, net	1,922,208	1,849,486
Intangible assets, net	116,649	128,543
Investment in joint venture	85,687	153,358
Goodwill, net	31,784	31,784
Long-term derivative asset	6,291	36,125
Other assets, net	48,754	54,749

	$2,492,720	$2,435,262

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current portion of long-term debt	$217	$35,625
Accounts payable	95,420	79,673
Liabilities associated with drilling contracts	36,392	65,072
Accrued producer liabilities	89,006	72,996
Current portion of derivative liability	6,404	4,917
Current portion of derivative payable to Drilling Partnerships	26,791	30,797
Accrued interest	1,017	1,921
Accrued well drilling and completion costs	18,293	30,126
Advances from affiliates	—	14,335
Accrued liabilities	50,212	42,654

Total current liabilities	323,752	378,116
Long-term debt, less current portion	358,744	565,764
Long-term derivative liability	976	11,901
Long-term derivative payable to Drilling Partnerships	24,741	34,796
Other long-term liabilities	43,335	42,896
Commitments and contingencies
Partners’ Capital:
Common limited partners’ interests	573,142	408,720
Accumulated other comprehensive income	1,873	3,882

	575,015	412,602
Non-controlling interests	1,166,157	989,187

Total partners’ capital	1,741,172	1,401,789

	$2,492,720	$2,435,262

See accompanying notes to consolidated combined financial statements

ATLAS ENERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED COMBINED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Gas and oil production	$17,723	$25,230	$35,349	$50,710
Well construction and completion	10,954	43,295	28,679	115,937
Gathering and processing	345,734	214,016	625,952	450,562
Administration and oversight	1,375	1,867	2,736	3,912
Well services	4,855	4,912	10,141	10,092
Gain (loss) on mark-to-market derivatives	6,837	5,818	(14,808)	10,539
Other, net	21,414	3,112	25,767	6,501

Total revenues	408,892	298,250	713,816	648,253

Costs and expenses:
Gas and oil production	4,042	6,563	7,963	10,606
Well construction and completion	9,284	36,682	24,305	98,243
Gathering and processing	293,471	182,827	530,455	378,989
Well services	1,674	2,812	4,034	5,275
General and administrative	22,239	6,772	38,429	17,313
Depreciation, depletion and amortization	27,370	30,115	53,977	57,212

Total costs and expenses	358,080	265,771	659,163	567,638

Operating income	50,812	32,479	54,653	80,615
Gain (loss) on asset sales	(233)	—	255,714	(2,947)
Interest expense	(6,567)	(25,119)	(24,645)	(52,140)
Loss on early extinguishment of debt	(19,574)	—	(19,574)	—

Income from continuing operations	24,438	7,360	266,148	25,528
Income (loss) from discontinued operations	—	7,976	(81)	14,757

Net income	24,438	15,336	266,067	40,285
Income attributable to non-controlling interests	(7,925)	(688)	(219,303)	(2,495)

Net income after non-controlling interests	16,513	14,648	46,764	37,790
Income not attributable to common limited partners (results of operations of the Transferred Business as of and prior to February 17, 2011, the date of acquisition (see Note 2))	—	(15,788)	(4,711)	(40,294)

Net income (loss) attributable to common limited partners	$16,513	$(1,140)	$42,053	$(2,504)

Net income (loss) attributable to common limited partners per unit – basic:
Income (loss) from continuing operations attributable to common limited partners	$0.31	$(0.08)	$0.91	$(0.16)
Income from discontinued operations attributable to common limited partners	—	0.04	—	0.07

Net income (loss) attributable to common limited partners	$0.31	$(0.04)	$0.91	$(0.09)

Net income (loss) attributable to common limited partners per unit – diluted:
Income (loss) from continuing operations attributable to common limited partners	$0.30	$(0.08)	$0.89	$(0.16)
Income from discontinued operations attributable to common limited partners	—	0.04	—	0.07

Net income (loss) attributable to common limited partners	$0.30	$(0.04)	$0.89	$(0.09)

Weighted average common limited partner units outstanding:
Basic	51,235	27,704	45,156	27,704

Diluted	53,023	27,704	46,172	27,704

Net income (loss) attributable to common limited partners:
Income (loss) from continuing operations	$16,513	$(2,144)	$42,063	$(4,366)
Income (loss) from discontinued operations	—	1,004	(10)	1,862

Net income (loss) attributable to common limited partners	$16,513	$(1,140)	$42,053	$(2,504)

See accompanying notes to consolidated combined financial statements.

ATLAS ENERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED COMBINED STATEMENT OF PARTNERS’ CAPITAL

(in thousands, except unit data)

(Unaudited)

	Common Limited Partners’ Capital		Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
	Units	$
Balance at January 1, 2011	27,835,254	$408,720	$3,882	$989,187	$1,401,789
Issuance of common limited partner units related to the acquisition of the Transferred Business (see Note 3)	23,379,384	372,200	—	—	372,200
Net transaction adjustment related to the acquisition of the Transferred Business (see Note 3)	—	(251,287)	—	—	(251,287)
APL distributions to non-controlling interests	—	—	—	(38,296)	(38,296)
Unissued common units under incentive plans	—	4,612	—	1,518	6,130
Issuance of units under incentive plans	41,050	(102)	—	468	366
Distributions paid to common limited partners	—	(7,583)	—	—	(7,583)
Distributions equivalent rights paid on unissued units under incentive plans	—	(182)	—	(346)	(528)
APL preferred unit distribution	—	—	—	(629)	(629)
APL preferred unit redemption	—	—	—	(8,000)	(8,000)
Other comprehensive income (loss)	—	—	(2,009)	2,952	943
Income not attributable to common limited partners (results of operations of the Transferred Business as of and prior to February 17, 2011, the date of acquisition (see Note 2))	—	4,711	—	—	4,711
Net income	—	42,053	—	219,303	261,356

Balance at June 30, 2011	51,255,688	$573,142	$1,873	$1,166,157	$1,741,172

See accompanying notes to consolidated combined financial statements.

ATLAS ENERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED COMBINED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$266,067	$40,285
Income (loss) from discontinued operations	(81)	14,757

Income from continuing operations	266,148	25,528
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation, depletion and amortization	53,977	57,212
Amortization of deferred finance costs	7,233	3,255
Non-cash loss on derivative value, net	47,725	35,597
Non-cash compensation expense	6,130	2,736
(Gain) loss on asset sales and dispositions	(255,714)	2,947
Loss on early extinguishment of debt	19,574	—
Distributions paid to non-controlling interests	(38,642)	(2,330)
Equity income in unconsolidated companies	(20,956)	(2,295)
Distributions received from unconsolidated companies	16,083	6,450
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses and other	(33,337)	43,995
Accounts payable and accrued liabilities	(9,877)	(99,609)

Net cash provided by continuing operating activities	58,344	73,486
Net cash provided by (used in) discontinued operating activities	(81)	4,382

Net cash provided by operating activities	58,263	77,868

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(106,351)	(62,091)
Investments in unconsolidated companies	(97,250)	(11,934)
Net proceeds from asset sales	411,520	210
Other	(1,903)	895

Net cash provided by (used in) continuing investing activities	206,016	(72,920)
Net cash used in discontinued investing activities	—	(4,382)

Net cash provided by (used in) investing activities	206,016	(77,302)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	457,000	219,000
Repayments under credit facilities	(384,500)	(268,000)
Repayments of long-term debt	(314,962)	(7,660)
Payment of premium on early retirement of debt	(14,352)	—
Net proceeds from equity offerings	—	15,319
Issuance of Atlas Pipeline Partners, L.P.’s preferred units	—	8,000
Redemption of Atlas Pipeline Partners, L.P.’s preferred units	(8,000)	—
Distributions paid to unit holders	(7,583)	(1,385)
Net transaction adjustment related to the acquisition of the Transferred Business (see Note 3)	120,913	—
Net investment received from Atlas Energy, Inc. prior to February 17, 2011 (see Note 3)	—	31,213
Deferred financing costs and other	(4,350)	2,053

Net cash used in financing activities	(155,834)	(1,460)

Net change in cash and cash equivalents	108,445	(894)
Cash and cash equivalents, beginning of period	247	1,103

Cash and cash equivalents, end of period	$108,692	$209

See accompanying notes to consolidated combined financial statements

ATLAS ENERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS

June 30, 2011

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

The Partnership also maintains ownership interests in the following entities:

•

Atlas Pipeline Partners, L.P. (“APL”), a publicly traded Delaware limited partnership (NYSE: APL) and midstream energy service provider engaged in the gathering and processing of natural gas in the Mid-Continent and Appalachia regions of the United States. At June 30, 2011, the Partnership owned a 2.0% general partner interest, all of the incentive distribution rights, and an approximate 10.7% common limited partner interest; and

•

Lightfoot Capital Partners, LP (“Lightfoot LP”) and Lightfoot Capital Partners GP, LLC (“Lightfoot GP”), the general partner of Lightfoot L.P. (collectively, “Lightfoot”), entities which incubate new master limited partnerships (“MLPs”) and invest in existing MLPs. At June 30, 2011, the Partnership had an approximate direct and indirect 18% ownership interest in Lightfoot GP. The Partnership also had direct and indirect ownership interest in Lightfoot LP.

The accompanying consolidated combined financial statements, which are unaudited except that the balance sheet at December 31, 2010 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. These interim consolidated combined financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 (see Note 2). Certain amounts in the prior year’s consolidated combined financial statements have also been reclassified to conform to the current year presentation, including amounts related to APL’s Elk City system, which have been reclassified to discontinued operations following the sale of that system in September 2010 (see Note 5). The results of operations for the three and six month period ended June 30, 2011 may not necessarily be indicative of the results of operations for the full year ending December 31, 2011.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Combination

The consolidated combined financial statements include the accounts of the Partnership and its consolidated subsidiaries, all of which are wholly-owned at June 30, 2011 except for APL, which is controlled by the Partnership. The non-controlling ownership interests in the net income (loss) of APL are reflected within non-controlling interests on the Partnership’s consolidated combined statements of operations. The non-controlling interests in the assets and liabilities of APL are reflected as a component of partners’ capital on the Partnership’s consolidated combined balance sheets. All material intercompany transactions have been eliminated.

In accordance with prevailing accounting literature, management of the Partnership determined that the acquisition of the Transferred Business constituted a transaction between entities under common control (see Note 3). In comparison to the purchase method of accounting, whereby the purchase price for the asset acquisition would have been allocated to identifiable assets and liabilities of the Transferred Business based upon their fair values with any excess treated as goodwill, transfers between entities under common control require that assets and liabilities be recognized by the acquirer at historical carrying value at the date of transfer, with any difference between the purchase price and the net book value of the assets recognized as an adjustment to partners’ capital. Also, in comparison to the purchase method of accounting, whereby the results of operations and the financial position of the Transferred Business would have been included in the Partnership’s consolidated combined financial statements from the date of acquisition, transfers between entities under common control require the acquirer to reflect the effect to the assets acquired and liabilities assumed and the related results of operations at the beginning of the period during which it was acquired and retrospectively adjust its prior year financial statements to furnish comparative information. As such, the Partnership reflected the impact of the acquisition of the Transferred Business on its consolidated combined financial statements in the following manner:

•

Recognized the assets acquired and liabilities assumed from the Transferred Business at their historical carrying value at the date of transfer, with any difference between the purchase price and the net book value of the assets recognized as an adjustment to partners’ capital (See Note 3);

•

Retrospectively adjusted its consolidated combined balance sheet as of December 31, 2010, its consolidated combined statement of partners’ capital for the six months ended June 30, 2011, its consolidated combined statements of operations for the six months ended June 30, 2011 and the three and six months ended June 30, 2010, and its consolidated combined statements of cash flows for the six months ended June 30, 2011 and 2010 and the notes to such consolidated combined financial statements to reflect its results combined with the results of the Transferred Business as of or at the beginning of the respective period; and

•

Adjusted the presentation of its consolidated combined statements of operations for the six months ended June 30, 2011 and the three and six months ended June 30, 2010 to reflect the results of operations attributable to the Transferred Business prior to the date of acquisition as a reduction of net income (loss) to determine income (loss) attributable to common limited partners. However, the Transferred Business’ historical financial statements prior to the date of acquisition do not reflect general and administrative expenses and interest expense as AEI was unable to identify and allocate such amounts to the Transferred Business for the respective period.

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

The natural gas industry principally conducts its business by processing actual transactions as many as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following month’s financial results. Management believes that the operating results presented for the three and six months ended June 30, 2011 and 2010 represent actual results in all material respects (see “Revenue Recognition” accounting policy for further description).

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

The Partnership’s method of calculating its reserves may result in reserve quantities and values which are greater than those which would be calculated by the Drilling Partnerships, which the Partnership sponsors and owns an interest in but does not control. The Partnership’s reserve quantities include reserves in excess of its proportionate share of reserves in a Drilling Partnership which the Partnership may be unable to recover due to the Drilling Partnership’s legal structure. The Partnership may have to pay additional consideration in the future as a well or Drilling Partnership becomes uneconomic under the terms of the Drilling Partnership’s agreement in order to recover these excess reserves and to acquire any additional residual interests in the wells held by other partnership investors. The acquisition of any well interest from the Drilling Partnership by the Partnership is governed under the Drilling Partnership’s agreement and in general, must be at fair market value supported by an appraisal of an independent expert selected by the Partnership. There were no impairments of proved oil and gas properties recorded by the Partnership for the three and six months ended June 30, 2011 and 2010.

Unproved properties are reviewed annually for impairment or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment charges are recorded if conditions indicate the Partnership will not explore the acreage prior to expiration of the applicable leases or if it is determined that the carrying value of the properties is above their fair value. There were no impairments of unproved oil and gas properties recorded by the Partnership for the three and six months ended June 30, 2011 and 2010.

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

Capitalized Interest

The Partnership and its subsidiaries capitalize interest on borrowed funds related to capital projects only for periods that activities are in progress to bring these projects to their intended use. The weighted average rate used to capitalize interest on combined borrowed funds by the Partnership in the aggregate was 7.3% and 7.4% for the three months ended June 30, 2011 and 2010, respectively, and 7.1% and 7.4% for the six months ended June 30, 2011 and 2010, respectively. The aggregate amount of interest capitalized by the Partnership was $1.1 million and $0.2 million for the three months ended June 30, 2011 and 2010, respectively, and $1.5 million and $0.3 million for the six months ended June 30, 2011 and 2010, respectively.

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

The following table reflects the components of intangible assets being amortized at June 30, 2011 and December 31, 2010 (in thousands):

	June 30,	December 31,	Estimated Useful Lives
	2011	2010	In Years
Gross Carrying Amount:
Customer contracts and relationships	$205,313	$205,313	3 – 6
Partnership management and operating contracts	14,344	14,344	1 –13

	$219,657	$219,657

Accumulated Amortization:
Customer contracts and relationships	$(90,487)	$(78,934)
Partnership management and operating contracts	(12,521)	(12,180)

	$(103,008)	$(91,114)

Net Carrying Amount:
Customer contracts and relationships	$114,826	$126,379
Partnership management and operating contracts	1,823	2,164

	$116,649	$128,543

Amortization expense on intangible assets was $6.0 million for both the three months ended June 30, 2011 and 2010 and $11.9 million for both the six months ended June 30, 2011 and 2010. Aggregate estimated annual amortization expense for all of the contracts described above for the next five years ending December 31 is as follows: 2011 - $23.8 million; 2012 - $23.3 million; 2013 - $23.3 million; 2014 - $19.7 million; and 2015 - $14.7 million.

Goodwill

At June 30, 2011 and December 31, 2010, the Partnership had $31.8 million of goodwill recorded in connection with its prior consummated acquisitions. There were no changes in the carrying amount of goodwill for the three and six months ended June 30, 2011 and 2010.

The Partnership tests its goodwill for impairment at each year end by comparing its reporting unit estimated fair values to carrying values. Because quoted market prices for the reporting units are not available, the Partnership’s management must apply judgment in determining the estimated fair value of these reporting units. The Partnership’s management uses all available information to make these fair value determinations, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets. A key component of these fair value determinations is a reconciliation of the sum of the fair value calculations to the Partnership’s market capitalization. The observed market prices of individual trades of an entity’s equity securities (and thus its computed market capitalization) may not be representative of the fair value of the entity as a whole. Substantial value may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity. Consequently, measuring the fair value of a collection of assets and liabilities that operate together in a controlled entity is different from measuring the fair value of that entity on a stand-alone basis. In most industries, including the Partnership’s, an acquiring entity typically is willing to pay more for equity securities that give it a controlling interest than an investor would pay for a number of equity securities representing less than a controlling interest. Therefore, once the above fair value calculations have been determined, the Partnership’s management also considers the inclusion of a control premium within the calculations. This control premium is judgmental and is based on, among other items, observed acquisitions in the Partnership’s industry. The resultant fair values calculated for the reporting units are compared to observable metrics on large mergers and acquisitions in the Partnership’s industry to determine whether those valuations appear reasonable in management’s judgment. The Partnership will continue to evaluate goodwill at least annually or when impairment indicators arise. During the three and six months ended June 30, 2011 and 2010, no impairment indicators arose and no goodwill impairments were recognized by the Partnership.

Net Income (Loss) Per Common Unit

Basic net income (loss) attributable to common limited partners per unit is computed by dividing net income (loss) attributable to common limited partners, which is determined after the deduction of net income attributable to participating securities, if applicable, by the weighted average number of common limited partner units outstanding during the period.

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per unit pursuant to the two-class method. The Partnership’s phantom unit awards, which consist of common units issuable under the terms of its long-term incentive plans and incentive compensation agreements (see Note 16), contain non-forfeitable rights to distribution equivalents of the Partnership. The participation rights result in a non-contingent transfer of value each time the Partnership declares a distribution or distribution equivalent right during the award’s vesting period. However, unless the contractual terms of the participating securities require the holders to share in the losses of the entity, net loss is not allocated to the participating securities. As such, the net income (loss) utilized in the calculation of net income (loss) per unit must be after the allocation of only net income to the phantom units on a pro-rata basis.

The following is a reconciliation of net income (loss) from continuing operations and net income from discontinued operations allocated to the common limited partners for purposes of calculating net income (loss) attributable to common limited partners per unit (in thousands, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Continuing operations:
Net income	$24,438	$7,360	$266,148	$25,528
(Income) loss attributable to non-controlling interests	(7,925)	6,284	(219,374)	10,400
Income not attributable to common limited partners (results of operations of the Transferred Business as of and prior to February 17, 2011, the date of acquisition (see Note 2))	—	(15,788)	(4,711)	(40,294)

Net income (loss) attributable to common limited partners	16,513	(2,144)	42,063	(4,366)
Less: Net income attributable to participating securities – phantom units(1)	(512)	—	(820)	—

Net income (loss) utilized in the calculation of net income (loss) from continuing operations attributable to common limited partners per unit	$16,001	$(2,144)	$41,243	$(4,366)

Discontinued operations:
Net income (loss)	$—	$7,976	$(81)	$14,757
(Income) loss attributable to non-controlling interests	—	(6,972)	71	(12,895)

Net income (loss) utilized in the calculation of net income from discontinued operations attributable to common limited partners per unit	$—	$1,004	$(10)	$1,862

(1)

Net income attributable to common limited partners’ ownership interests is allocated to the phantom units on a pro-rata basis (weighted average phantom units outstanding as a percentage of the sum of the weighted average phantom units and common limited partner units outstanding). For the three and six months ended June 30, 2010, net loss attributable to common limited partners’ ownership interest is not allocated to approximately 141,000 and 140,000 phantom units, respectively, because the contractual terms of the phantom units as participating securities do not require the holders to share in the losses of the entity.

Diluted net income (loss) attributable to common limited partners per unit is calculated by dividing net income (loss) attributable to common limited partners, less income allocable to participating securities, by the sum of the weighted average number of common limited partner units outstanding and the dilutive effect of unit option awards, as calculated by the treasury stock method. Unit options consist of common units issuable upon payment of an exercise price by the participant under the terms of the Partnership’s long-term incentive plans (see Note 16).

The following table sets forth the reconciliation of the Partnership’s weighted average number of common limited partner units used to compute basic net income (loss) attributable to common limited partners per unit with those used to compute diluted net income (loss) attributable to common limited partners per unit (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted average common limited partners per unit - basic	51,235	27,704	45,156	27,704
Add effect of dilutive incentive awards(1)	1,788	—	1,016	—

Weighted average common limited partners per unit - diluted	53,023	27,704	46,172	27,704

(1)

For the three and six months ended June 30, 2010, approximately 175,000 and 178,000 units, respectively, were excluded from the computation of diluted earnings attributable to common limited partners per unit because the inclusion of such units would have been anti-dilutive.

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

The Partnership accrues unbilled revenue due to timing differences between the delivery of natural gas, NGLs, crude oil and condensate and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Partnership’s and APL’s records and management estimates of the related commodity sales and transportation and compression fees which are, in turn, based upon applicable product prices (see “–Use of Estimates” accounting policy for further description). The Partnership had unbilled revenues at June 30, 2011 and December 31, 2010 of $76.0 million and $78.6 million, respectively, which were included in accounts receivable within the Partnership’s consolidated combined balance sheets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$24,438	$15,336	$266,067	$40,285
Income attributable to non-controlling interests	(7,925)	(688)	(219,303)	(2,495)
Income not attributable to common limited partners (results of operations of the Transferred Business as of and prior to February 17, 2011, the date of acquisition (see Note 2))	—	(15,788)	(4,711)	(40,294)

Net income (loss) attributable to common unitholders	16,513	(1,140)	42,053	(2,504)
Other comprehensive income (loss):
Net change in fair value of derivative instruments accounted for as cash flow hedges	6,407	1,121	6,849	21,106
Reclassification adjustment for realized gains in net income (loss)	126	4,222	(5,904)	4,361
Net change in non-controlling interest related to items in other comprehensive income (loss)	(1,490)	(9,287)	(2,954)	(18,394)

Total other comprehensive income (loss)	5,043	(3,944)	(2,009)	7,073

Comprehensive income attributable to common unitholders	$21,556	$(5,084)	$40,044	$4,569

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

Recently Issued Accounting Standards

In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“Update 2011-05”). Update 2011-05 amends the FASB Accounting Standards Codification to provide an entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with a total net income, each component of other comprehensive income, and a total amount for comprehensive income. Update 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. These changes apply to both annual and interim financial statements. Update 2011-05 will be effective for public entities’ fiscal years, and interim periods within those years, beginning after December 15, 2011. The Partnership will apply the requirements of Update 2011-05 upon its effective date of January 1, 2012, and it does not anticipate it having a material impact on its financial position, results of operations or related disclosures.

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

•	certain producing natural gas and oil properties, upon which the Partnership will be developers and producers;

•	all of the ownership interests in Atlas Energy GP, LLC, our general partner; and

•	a direct and indirect ownership interest in Lightfoot (see Notes 1 and 7).

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

In accordance with prevailing accounting literature, management of the Partnership determined that the acquisition of the Transferred Business constituted a transaction between entities under common control (see Note 2). As such, the Partnership recognized the assets acquired and liabilities assumed at historical carrying value at the date of acquisition, with the difference between the purchase price and the net book value of the assets recognized as an adjustment to partners’ capital. The Partnership recognized a non-cash decrease of $251.3 million in partner’s capital on its consolidated combined balance sheet based on the excess net book value above the value of the consideration paid to AEI. The following table presents the historical carrying value of the assets acquired and liabilities assumed, including any the effect of cash transaction adjustments, as of February 17, 2011 (in thousands):

Cash	$159,180
Accounts receivable	18,090
Accounts receivable – affiliate	45,682
Prepaid expenses and other	6,955

Total current assets	229,907
Property, plant and equipment, net	516,625
Goodwill	31,784
Intangible assets, net	2,107
Other assets, net	20,416

Total long-term assets	570,932

Total assets acquired	$800,839

Accounts payable	$59,202

Net liabilities associated with drilling contracts	47,929
Accrued well completion costs	39,552
Current portion of derivative payable to Drilling Partnerships	25,659
Accrued liabilities	25,283

Total current liabilities	197,625
Long-term derivative payable to Drilling Partnerships	31,719
Asset retirement obligations	42,791

Total long-term liabilities	74,510

Total liabilities assumed	$272,135

Historical carrying value of net assets acquired	$528,704

Also in accordance with prevailing accounting literature, the Partnership reflected the assets acquired and liabilities assumed and the related results of operations at the beginning of the period during which the Transferred Business was acquired and retrospectively adjusted its prior year financial statements to furnish comparative information (see Note 2).

NOTE 4 – APL INVESTMENT IN JOINT VENTURE

On May 11, 2011, APL acquired a 20% interest in West Texas LPG Pipeline Limited Partnership (“West Texas LPG”) from Buckeye Partners, L.P. (NYSE: BPL) for $85.0 million. West Texas LPG owns a 2,295 mile common-carrier pipeline system that transports natural gas liquids from New Mexico and Texas to Mont Belvieu, Texas for fractionation. West Texas LPG is operated by Chevron Pipeline Company, a subsidiary of Chevron, which owns the remaining 80% interest. APL has accounted for its ownership interest in West Texas LPG under the equity method of accounting, with recognition of its ownership interest in the income of West Texas LPG in other, net on the Partnership’s consolidated combined statements of operations.

NOTE 5 – DISCONTINUED OPERATIONS

On September 16, 2010, APL completed the sale of its Elk City natural gas gathering and processing system to Enbridge Energy Partners, L.P. (NYSE: EEP) for $682.0 million in cash, excluding any working capital or other adjustments. APL used the net proceeds from the transaction to terminate its term loan and reduce borrowings under its revolving credit facility (see Note 9). The Partnership accounted for the sale of the Elk City system assets as discontinued operations within its consolidated combined financial statements and recorded a gain of $312.1 million on the sale within income (loss) from discontinued operations on its consolidated combined statement of operations during the period the transaction occurred.

The following table summarizes the components included within income (loss) from discontinued operations on the Partnership’s consolidated combined statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total revenues	$—	$58,032	$—	$100,016
Total costs and expenses	—	(50,056)	(81)	(85,259)

Income (loss) from discontinued operations	$—	$7,976	$(81)	$14,757

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment at the dates indicated (in thousands):

	June 30, 2011	December 31, 2010	Estimated Useful Lives in Years
Natural gas and oil properties:
Proved properties:
Leasehold interests	$48,731	$46,495
Pre-development costs	2,029	2,337
Wells and related equipment	807,557	798,269

Total proved properties	858,317	847,101
Unproved properties	42,843	42,520
Support equipment	8,870	8,138

Total natural gas and oil properties	910,030	897,759
Pipelines, processing and compression facilities	1,467,861	1,370,230	2 – 40
Rights of way	157,761	156,797	20 – 40
Land, buildings and improvements	14,800	14,465	3 – 40
Other	29,343	26,367	3 – 10

	2,579,795	2,465,618
Less – accumulated depreciation, depletion and amortization	(657,587)	(616,132)

	$1,922,208	$1,849,486

NOTE 7 – OTHER ASSETS

The following is a summary of other assets at the dates indicated (in thousands):

	June 30, 2011	December 31, 2010
Deferred financing costs, net of accumulated amortization of $32,096 and $24,436 at June 30, 2011 and December 31, 2010, respectively	$21,710	$28,327
Investment in Lightfoot	24,401	18,912
Security deposits	2,643	2,841
Long-term derivative receivable from Drilling Partnerships	—	4,669

	$48,754	$54,749

Deferred finance costs are recorded at cost and amortized over the term of the respective debt agreements (see Note 9). During the three and six months ended June 30, 2011, APL recorded $5.2 million related to accelerated amortization of deferred financing costs associated with the retirement of its 8.125% Senior Notes and partial redemption of its 8.75% Senior Notes (see Note 9). In March 2011, the Partnership recorded $4.9 million of accelerated amortization of deferred financing costs associated with the retirement of its $70.0 million credit facility (see Note 9). In September 2010, APL recorded $4.3 million of accelerated amortization of deferred financing costs associated with the retirement of its term loan with the proceeds from the sale of its Elk City system (see Note 5).

The Partnership owns, directly and indirectly, approximately 13% of Lightfoot LP. In addition, the Partnership owns, directly and indirectly, approximately 18% of Lightfoot GP, the general partner of Lightfoot LP, an entity for which Jonathan Cohen, Chairman of the Partnership’s Board of Directors, is the Chairman of the Board. The Partnership has certain co-investment rights until such point as Lightfoot LP raises additional capital through a private offering to institutional investors or a public offering. Lightfoot LP has initial equity funding commitments of approximately $160.0 million and focuses its investments primarily on incubating new master limited partnerships and providing capital to existing MLPs in need of additional equity or structured debt. The Partnership accounts for its investment in Lightfoot under the equity method of accounting. During the three months ended June 30, 2011, the Partnership recorded a gain associated with its equity ownership interest in Lightfoot of $17.6 million pertaining to its share of Lightfoot LP’s gain recognized on the sale of International Resource Partners LP (“IRP”), its metallurgical and steam coal business, in March 2011. This gain was recorded within other, net on the Partnership’s consolidated combined statements of operations. Additionally, the Partnership received a net cash distribution of $13.7 million, representing its share of the cash distribution made to investors by Lightfoot LP with proceeds from the IRP sale.

Long-term derivative receivable from Drilling Partnerships represents a portion of the Partnership’s long-term unrealized derivative liability on contracts that have been allocated to the Drilling Partnerships based on their share of total production volumes sold (see Note 10).

NOTE 8 – ASSET RETIREMENT OBLIGATIONS

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the periods indicated is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Asset retirement obligations, beginning of period	$43,315	$37,115	$42,673	$36,599
Liabilities incurred	—	47	93	47
Liabilities settled	(33)	(67)	(132)	(73)
Accretion expense	650	577	1,298	1,099

Asset retirement obligations, end of period	$43,932	$37,672	$43,932	$37,672

The above accretion expense was included in depreciation, depletion and amortization in the Partnership’s consolidated combined statements of operations and the asset retirement obligation liabilities were included within other long-term liabilities in the Partnership’s consolidated combined balance sheets.

NOTE 9 – DEBT

Total debt consists of the following at the dates indicated (in thousands):

	June 30, 2011	December 31, 2010
Note payable to affiliate	$—	$35,415
APL revolving credit facility	142,500	70,000
APL 8.125 % senior notes – due 2015	—	272,181
APL 8.75 % senior notes – due 2018	215,822	223,050
APL capital leases	639	743

Total debt	358,961	601,389
Less current maturities	(217)	(35,625)

Total long-term debt	$358,744	$565,764

Credit Facility

On March 22, 2011, the Partnership entered into a new credit facility with a syndicate of banks that matures in March 2016. The credit facility has maximum lender commitments of $300 million and a current borrowing base of $160 million. The borrowing base is redetermined semiannually in May and November subject to changes in oil and gas reserves and is automatically reduced by 25% of the stated principal of any senior unsecured notes issued by the Partnership. The Partnership’s borrowing base was increased by its lending group to $160.0 million from $125.0 million upon its regularly scheduled May 2011 redetermination. Up to $20.0 million of the credit facility may be in the form of standby letters of credit, of which $0.8 million was outstanding at June 30, 2011, which was not reflected as borrowings on the Partnership’s consolidated combined balance sheets. The facility is secured by substantially all of the Partnership’s assets and is guaranteed by substantially all of its subsidiaries (excluding APL and its subsidiaries). At June 30, 2011, there were no borrowings outstanding under the credit facility. Borrowings under the credit facility bear interest, at the Partnership’s election, of either LIBOR plus an applicable margin (based upon the utilization of the facility, as defined in the credit agreement) or the base rate (which is the higher of the bank’s prime rate, the Federal funds rate plus 0.5% or one-month LIBOR plus 1.00%) plus an applicable margin (based on the utilization of the facility, as defined in the credit agreement). The Partnership is also required to pay a fee of 0.5% per annum on the unused portion of the borrowing base, which is included within interest expense on the Partnership’s consolidated statements of operations.

On February 17, 2011, the Partnership entered into a bridge credit facility with a bank in connection with the closing of the acquisition of the Transferred Business, which was replaced with the credit facility previously noted. The credit facility provided for an initial borrowing base of $70 million and a maturity of February 2012.

The credit agreement contains customary covenants that limit the Partnership’s ability to incur additional indebtedness, grant liens, make loans or investments, make distributions if a borrowing base deficiency or default exists or would result from the distribution, merger or consolidation with other persons, or engage in certain asset dispositions including a sale of all or substantially all of the Partnership’s assets. The Partnership was in compliance with these covenants as of June 30, 2011. The credit agreement also requires the Partnership to maintain a ratio of Total Funded Debt (as defined in the credit agreement) to four quarters (actual or annualized, as applicable) of EBITDA (as defined in the credit agreement) not greater than 3.75 to 1.0 as of the last day of any fiscal quarter ending on or after June 30, 2011, a ratio of current assets (as defined in the credit agreement) to current liabilities (as defined in the credit agreement) of not less than 1.0 to 1.0 as of the last day of any fiscal quarter, and a ratio of four quarters (actual or annualized, as applicable) of EBITDA to Consolidated Interest Expense (as defined in the credit agreement) of not less than 2.5 to 1.0 as of the last day of any fiscal quarter ending on or after June 30, 2011. Based on the definitions contained in the Partnership’s credit facility, its ratio of current assets to current liabilities was 2.5 to 1.0, its ratio of Total Funded Debt to EBITDA was 0.01 to 1.0 and its ratio of EBITDA to Total Interest Expense was 64.5 to 1.0 at June 30, 2011.

APL Credit Facility

At June 30, 2011, APL had a $350.0 million senior secured revolving credit facility with a syndicate of banks, which matures in December 2015, of which $142.5 million was outstanding (see Note 18). Borrowings under APL’s credit facility bear interest, at APL’s option, at either (i) the higher of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) three-month LIBOR plus 1.0%, or (ii) the LIBOR rate for the applicable period (each plus the applicable margin). The weighted average interest rate on APL’s outstanding revolving credit facility borrowings at June 30, 2011 was 3.2%. Up to $50.0 million of the credit facility may be utilized for letters of credit, of which $1.7 million was outstanding at June 30, 2011. These outstanding letter of credit amounts were not reflected as borrowings on the Partnership’s consolidated combined balance sheet at June 30, 2011. At June 30, 2011, APL had $205.8 million of remaining committed capacity under its credit facility, subject to covenant limitations.

Borrowings under APL’s credit facility are secured by a lien on and security interest in all of APL’s property and that of its subsidiaries, except for the assets owned by Chaney Dell and Midkiff/Benedum joint ventures, and by the guarantee of each of APL’s consolidated subsidiaries other than the joint venture companies. The revolving credit facility contains customary covenants, including restrictions on APL’s ability to incur additional indebtedness; make certain acquisitions, loans or investments; make distribution payments to its unitholders if an event of default exists; or enter into a merger or sale of assets, including the sale or transfer of interests in its subsidiaries. APL is also unable to borrow under its credit facility to pay distributions of available cash to unitholders because such borrowings would not constitute “working capital borrowings” pursuant to its partnership agreement.

The events which constitute an event of default for the revolving credit facility are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreement, adverse judgments against APL in excess of a specified amount and a change of control of APL’s General Partner. APL was in compliance with these covenants as of June 30, 2011.

APL Senior Notes

At June 30, 2011, APL had $215.8 million principal amount outstanding of 8.75% senior unsecured notes due on June 15, 2018 (“APL 8.75% Senior Notes”). Interest on the APL 8.75% Senior Notes is payable semi-annually in arrears on June 15 and December 15. The APL 8.75% Senior Notes are redeemable at any time after June 15, 2013, at certain redemption prices, together with accrued and unpaid interest to the date of redemption. The APL 8.75% Senior Notes are subject to repurchase by APL at a price equal to 101% of their principal amount, plus accrued and unpaid interest, upon a change of control or upon certain asset sales if APL does not reinvest the net proceeds within 360 days. The APL 8.75% Senior Notes are junior in right of payment to APL’s secured debt, including APL’s obligations under its credit facility.

On April 8, 2011, APL redeemed all of its 8.125% senior notes for a total redemption of $293.7 million, including accrued interest of $7.0 million and premium of $11.2 million. On April 7, 2011, APL redeemed $7.2 million of its APL 8.75% Senior Notes, which were tendered upon its offer to purchase the senior notes at par. APL funded its purchase with a portion of the net proceeds from its sale of its 49% non-controlling interest in Laurel Mountain (see Note 3).

Indentures governing the APL Senior Notes in the aggregate contain covenants, including limitations of APL’s ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of its assets. APL was in compliance with these covenants as of June 30, 2011.

Cash payments for interest related to debt made by the Partnership and its subsidiaries were $23.7 million and $55.9 million for the six months ended June 30, 2011 and 2010, respectively.

NOTE 10 – DERIVATIVE INSTRUMENTS

The Partnership and APL use a number of different derivative instruments, principally swaps, collars and options, in connection with its commodity and interest rate price risk management activities. The Partnership and APL enter into financial instruments to hedge forecasted natural gas, NGL, crude oil and condensate sales against the variability in expected future cash flows attributable to changes in market prices. Swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas, NGLs, crude oil and condensate is sold or interest payments on the underlying debt instrument are due. Under commodity-based swap agreements, the Partnership and APL receive or pay a fixed price and receive or remit a floating price based on certain indices for the relevant contract period. Commodity-based option instruments are contractual agreements that grant the right, but not the obligation, to receive or pay a fixed price and receive or remit a floating price based on certain indices for the relevant contract period.

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

Derivatives are recorded on the Partnership’s consolidated combined balance sheets as assets or liabilities at fair value. The Partnership reflected a net derivative liability on its consolidated combined balance sheets of $0.1 million at June 30, 2011 and a net derivative asset of $55.9 million at December 31, 2010. Of the $1.9 million of net gain in accumulated other comprehensive income within partners’ capital on the Partnership’s consolidated combined balance sheet related to derivatives at June 30, 2011, if the fair values of the instruments remain at current market values, the Partnership will reclassify $0.3 million of gains to its consolidated combined statements of operations over the next twelve month period as these contracts expire, consisting of $1.0 million of gains to gas and oil production revenues and $0.7 million of losses to gathering and processing revenues. Aggregate gains of $1.6 million will be reclassified to the Partnership’s consolidated combined statements of operations in later periods as these remaining contracts expire, consisting of $1.9 million of gains to gas and oil production revenues and $0.3 million of losses to gathering and processing revenues. Actual amounts that will be reclassified will vary as a result of future price changes.

The following table summarizes the fair value of the Partnership’s own derivative instruments as of June 30, 2011 and December 31, 2010, as well as the gain or loss recognized in the consolidated combined statements of operations for effective derivative instruments for the three and six months ended June 30, 2011 and 2010:

Contract Type	Balance Sheet Location	June 30, 2011	December 31, 2010
Commodity contracts	Current portion of derivative asset	$982	$36,621
Commodity contracts	Long-term derivative asset	1,873	36,125

		2,855	72,746

Commodity contracts	Current portion of derivative liability	—	(353)
Commodity contracts	Long-term derivative liability	—	(6,293)

		—	(6,646)

Total derivatives		$2,855	$66,100

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Gain (Loss) Recognized in Accumulated OCI	$6,406	$1,121	$6,849	$21,106
Gain (Loss) Reclassified from Accumulated OCI into Income	$(1,577)	$(6,435)	$(9,308)	$(17,072)

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

The Partnership recognized gains of $1.6 million and $6.4 million for the three months ended June 30, 2011 and 2010, respectively, and $9.3 million and $17.1 million for the six months ended June 30, 2011 and 2010, respectively, on settled contracts covering natural gas and oil production for historical periods prior to the acquisition of the Transferred Business. These gains are included within gas and oil production revenue in the Partnership’s consolidated combined statements of operations. As the underlying prices and terms in the Partnership’s derivative contracts were consistent with the indices used to sell its natural gas and oil, there were no gains or losses recognized during the three and six months ended June 30, 2011 and 2010 for hedge ineffectiveness or as a result of the discontinuance of any cash flow hedges.

Prior to its merger transaction with Chevron on February 17, 2011, AEI monetized all of its derivative instruments, including those related to the future natural gas and oil production of the Transferred Business (see Note 3). AEI also monetized derivative instruments which were specifically related to the future natural gas and oil production of the limited partners of the Drilling Partnerships that the Partnership sponsors. Monetization proceeds of $57.4 million related to the amounts hedged on behalf of the Drilling Partnerships’ limited partners were included within cash and cash equivalents acquired of the Transferred Business at the date of acquisition. The Partnership will allocate the monetization net proceeds received to the Drilling Partnerships’ limited partners based on their natural gas and oil production generated over the period of the original derivative contracts. At June 30, 2011, the Partnership recognized a current and long-term derivative payable to Drilling Partnerships of $26.8 million and $24.7 million, respectively, on its consolidated combined balance sheets.

At June 30, 2011, the Partnership had the following commodity derivatives:

Natural Gas Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(mmbtu)(1)	(per mmbtu) (1)	(in thousands) (2)
2011	3,120,000	$4.484	$28
2012	5,520,000	$5.000	906
2013	3,120,000	$5.288	404
2014	2,880,000	$5.590	484
2015	2,880,000	$5.861	443

			$2,265

Natural Gas Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap	Fair Value Asset/(Liability)
		(mmbtu)(1)	(per mmbtu) (1)	(in thousands)(2)
2011	Puts purchased	1,620,000	$3.933	$128
2011	Calls sold	1,620,000	$5.584	(65)
2012	Puts purchased	1,920,000	$4.250	484
2012	Calls sold	1,920,000	$6.084	(330)
2013	Puts purchased	3,120,000	$4.750	1,849
2013	Calls sold	3,120,000	$6.065	(1,575)

				$491

Crude Oil Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap	Fair Value Asset/(Liability)
		(Bbl) (1)	(per Bbl) (1)	(in thousands) (3)
2011	Puts purchased	30,000	$90.000	$78
2011	Calls sold	30,000	$125.312	(11)
2012	Puts purchased	60,000	$90.000	401
2012	Calls sold	60,000	$117.912	(293)
2013	Puts purchased	60,000	$90.000	610
2013	Calls sold	60,000	$116.396	(561)
2014	Puts purchased	24,000	$80.000	204
2014	Calls sold	24,000	$121.250	(260)
2015	Puts purchased	24,000	$80.000	245
2015	Calls sold	24,000	$120.750	(314)

				$99

		Total Partnership net liability		$2,855

(1)	“Mmbtu” represents million British Thermal Units; “Bbl” represents barrels.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.
(3)	Fair value based on forward WTI crude oil prices, as applicable.

The Partnership’s commodity price risk management activities include the estimated future natural gas and crude oil production of the Drilling Partnerships. Therefore, prior to the Partnership’s acquisition of the Transferred Business, a portion of any unrealized derivative gain or loss was allocable to the limited partners of the Drilling Partnerships based on their share of estimated gas and oil production related to the derivatives not yet settled. Prior to the Partnership’s acquisition of the Transferred Business, AEI monetized all of its derivative instruments, including those related to the future natural gas and oil production of the limited partners of the Drilling Partnerships. At June 30, 2011, hedge monetization cash proceeds of $51.5 million related to the amounts hedged on behalf of the Drilling Partnerships’ limited partners were included within cash and cash equivalents, and the Partnership will allocate the monetization net proceeds received to the Drilling Partnerships’ limited partners based on their natural gas and oil production generated over the period of the original derivative contracts. The derivative payable related to the hedge monetization proceeds at June 30, 2011 and net unrealized derivative assets at December 31, 2010 were payable to the limited partners in the Drilling Partnerships and are included in the consolidated combined balance sheets as follows (in thousands):

	June 30, 2011	December 31, 2010
Current portion of derivative receivable from Partnerships	$—	$138
Long-term derivative receivable from Partnerships	$—	4,669
Current portion of derivative payable to Partnerships	(26,791)	(30,797)
Long-term portion of derivative payable to Partnerships	(24,741)	(34,796)

	$(51,532)	$(60,786)

Atlas Pipeline Partners

The following table summarizes APL’s gross fair values of derivative instruments for the period indicated (in thousands):

Contract Type	Balance Sheet Location	June 30, 2011	December 31, 2010
Asset Derivatives
Commodity contracts	Long-term derivative asset	$4,439	$—
Commodity contracts	Current portion of derivative liability	6,169	2,624
Commodity contracts	Long-term derivative liability	4,429	1,052

		15,037	3,676

Liability Derivatives
Commodity contracts	Long-term derivative asset	(21)	—
Commodity contracts	Current portion of derivative liability	(12,573)	(7,188)
Commodity contracts	Long-term derivative liability	(5,405)	(6,660)

		(17,999)	(13,848)

Total derivatives		$(2,962)	$(10,172)

As of June 30, 2011, APL had the following commodity derivatives, which do not qualify for hedge accounting:

Fixed Price Swaps

Production Period	Purchased/Sold	Commodity	Volumes(2)	Average Fixed Price	Fair Value(1) Asset/(Liability) (in thousands)
Natural Gas
2011	Sold	Natural Gas Basis	960,000	(0.728)	$(516)
2011	Purchased	Natural Gas Basis	960,000	(0.758)	545
2011	Sold	Natural Gas Basis	2,400,000	4.723	595
Natural Gas Liquids
2011	Sold	Propane	8,568,000	1.176	(2,840)
2011	Sold	Isobutane	1,008,000	1.618	(213)
2011	Sold	Normal Butane	2,772,000	1.580	(766)
2011	Sold	Natural Gasoline	6,552,000	2.042	(1,739)
2012	Sold	Propane	19,278,000	1.302	(1,312)
2012	Sold	Normal Butane	2,520,000	1.906	310
2012	Sold	Natural Gasoline	4,158,000	2.401	579
Crude Oil
2011	Sold	Crude Oil	60,000	90.680	(347)
2012	Sold	Crude Oil	180,000	103.770	683

Total Fixed Price Swaps					$(5,021)

Options

Production Period	Purchased/Sold	Type	Commodity	Volumes(2)	Average Strike Price	Fair Value(1) Asset/(Liability) (in thousands)
Natural Gas
2011	Purchased	Put	Propane	10,206,000	$1.309	$327
2012	Purchased	Put	Propane	20,160,000	$1.399	3,329
Crude Oil
2011	Purchased	Put	Crude Oil	192,000	98.121	1,204
2011	Sold	Call	Crude Oil	339,000	93.354	(2,655)
2011	Purchased(3)	Call	Crude Oil	126,000	125.200	45
2012	Purchased	Put	Crude Oil	156,000	107.124	2,380
2012	Sold	Call	Crude Oil	498,000	94.694	(7,116)
2012	Purchased(3)	Call	Crude Oil	180,000	125.200	623
2013	Purchased(3)	Put	Crude Oil	282,000	100.100	3,922
Total Options						$2,059

				Total APL net liability		$(2,962)

(1)	See Note 11 for discussion on fair value methodology.
(2)	Volumes for natural gas are stated in MMBTU’s. Volumes for NGLs are stated in gallons. Volumes for crude oil are stated in barrels.
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

The following tables summarize the gross effect of APL’s derivative instruments on the Partnership’s consolidated combined statement of operations for the period indicated (in thousands):

Gain (Loss) Reclassified from Accumulated OCI into Income

		Three Months Ended June 30,		Six Months Ended June 30,
Contract Type	Location	2011	2010	2011	2010
Interest rate contracts(2)	Interest expense	$—	$(457)	$—	$(2,242)
Interest rate contracts(2)	Other, net	—	—	—	—
Commodity contracts(2)	Gathering and processing revenue	(1,702)	(5,805)	(3,404)	(10,748)
Commodity contracts(2)	Discontinued operations	—	(4,453)	—	(8,443)

		$(1,702)	$(10,715)	$(3,404)	$(21,433)

Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)

		Three Months Ended June 30,		Six Months Ended June 30,
Contract Type	Location	2011	2011	2011	2011
Interest rate contracts(2)	Gain (loss) on mark-to market derivatives	$—	$—	$—	$—
Interest rate contracts(2)	Other, net	—	—	—	(6)
Commodity contracts	Gain (loss) on mark-to market derivatives	6,837	5,649	(14,808)	9,941
Commodity contracts	Discontinued operations	—	2,373	—	2,220

		$6,837	$8,022	$(14,808)	$12,155

(1)	Restated to reflect amounts reclassified to discontinued operations due to APL’s sale of its Elk City systems (see Note 5).
(2)	Hedges previously designated as cash flow hedges.

The fair value of the derivatives included in the Partnership’s consolidated combined balance sheets was as follows (in thousands):

	June 30,	December 31,
	2011	2010
Current portion of derivative asset	$982	$36,621
Long-term derivative asset	6,291	36,125
Current portion of derivative liability	(6,404)	(4,917)
Long-term derivative liability	(976)	(11,901)

Total Partnership net asset (liability)	$(107)	$55,928

NOTE 11 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Partnership uses a fair value methodology to value the assets and liabilities for its and APL’s outstanding derivative contracts (see Note 10). The Partnership’s and APL’s commodity derivative contracts, with the exception of APL’s NGL fixed price swaps and NGL options, are valued based on observable market data related to the change in price of the underlying commodity and are therefore defined as Level 2 fair value measurements. Valuations for APL’s NGL fixed price swaps are based on a forward price curve modeled on a regression analysis of quoted price curves for NGL’s for similar locations, and therefore are defined as Level 3 fair value measurements. Valuations for APL’s NGL options are based on forward price curves developed by the related financial institution, and therefore are defined as Level 3 fair value measurements.

Information for assets and liabilities measured at fair value at June 30, 2011 and December 31, 2010 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2011
Partnership commodity-based derivatives	$—	$2,855	$—	$2,855
APL commodity-based derivatives	—	(637)	(2,325)	(2,962)

Total	$—	$2,218	$(2,325)	$(107)

December 31, 2010
Partnership commodity-based derivatives	$—	$66,100	$—	$66,100
APL commodity-based derivatives	—	(8,382)	(1,790)	(10,172)

Total	$—	$57,718	$(1,790)	$55,928

APL’s Level 3 fair value amount relates to its derivative contracts on NGL fixed price swaps and NGL options. The following table provides a summary of changes in fair value of APL’s Level 3 derivative instruments as of June 30, 2011 (in thousands):

	NGL Fixed Price Swaps		NGL Put Options		Total
	Volume(1)	Amount	Volume(1)	Amount	Amount
Balance – January 1, 2011	32,760	$(1,790)	—	$—	$(1,790)
New contracts	30,744	—	34,776	6,954	6,954
Cash settlements(2)(3)	(18,648)	4,768	(4,410)	525	5,293
Net change in unrealized loss(2)	—	(8,959)	—	(3,298)	(12,257)
Option premium recognition(3)	—	—	—	(525)	(525)

Balance – June 30, 2011	44,856	$(5,981)	30,366	$3,656	$(2,325)

(1)	Volumes are stated in thousand gallons.
(2)	Included within gain (loss) on mark-to-market derivatives on the Partnership’s consolidated combined statements of operations.
(3)	Includes option premium cost reclassified from unrealized gain (loss) to realized gain (loss) at time of option expiration.

Other Financial Instruments

The estimated fair value of the Partnership’s other financial instruments has been determined based upon its assessment of available market information and valuation methodologies. However, these estimates may not necessarily be indicative of the amounts that the Partnership could realize upon the sale or refinancing of such financial instruments.

The Partnership’s other current assets and liabilities on its consolidated combined balance sheets are financial instruments. The estimated fair values of these instruments approximate their carrying amounts due to their short-term nature. The estimated fair values of the Partnership’s debt at June 30, 2011 and December 31, 2010, which consists principally of APL’s Senior Notes and borrowings under the Partnership’s and APL’s revolving credit facilities, were $344.0 million and $567.7 million, respectively, compared with the carrying amounts of $359.0 million and $601.4 million, respectively. The APL Senior Notes were valued based upon recent trading activity. The carrying value of outstanding borrowings under the credit facilities, which bear interest at a variable interest rate, approximates their estimated fair value.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Partnership estimates the fair value of asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors at the date of establishment of an asset retirement obligation such as: amounts and timing of settlements; the credit-adjusted risk-free rate of the Partnership; and estimated inflation rates (see Note 8). Information for assets that were measured at fair value on a nonrecurring basis for the three and six months ended June 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended June 30,
	2011		2010
	Level 3	Total	Level 3	Total
Asset retirement obligations	$—	$—	$47	$47

Total	$—	$—	$47	$47

	Six Months Ended June 30,
	2011		2010
	Level 3	Total	Level 3	Total
Asset retirement obligations	$93	$93	$47	$47

Total	$93	$93	$47	$47

NOTE 12 — CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

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

NOTE 13 — COMMITMENTS AND CONTINGENCIES

General Commitments

The Partnership is the managing general partner of the Drilling Partnerships, and has agreed to indemnify each investor partner from any liability that exceeds such partner’s share of Drilling Partnership assets. Subject to certain conditions, investor partners in certain Drilling Partnerships have the right to present their interests for purchase by the Partnership, as managing general partner. The Partnership is not obligated to purchase more than 5% to 10% of the units in any calendar year. Based on past experience, the management of the Partnership believes that any liability incurred would not be material. The Partnership may be required to subordinate a part of its net partnership revenues from the Drilling Partnerships to the benefit of the investor partners for an amount equal to at least 10% of their subscriptions, determined on a cumulative basis, in accordance with the terms of the partnership agreements. For the three months ended June 30, 2011 and 2010, $1.3 million and $1.9 million, respectively, of the Partnership’s revenues, net of corresponding production costs, were subordinated, which reduced its cash distributions received from the Drilling Partnerships. For the six months ended June 30, 2011 and 2010, $2.7 million and $5.2 million, respectively, of the Partnership’s revenues, net of corresponding production costs, were subordinated, which reduced its cash distributions received from the Drilling Partnerships.

In May 2011, the Partnership entered into a joint venture agreement with Mountain V Oil and Gas, Inc. (“Mountain V”), a privately-held oil and gas exploration and production company, under which the Partnership’s investment drilling programs will invest approximately $35 million to drill 13 wells into the Marcellus Shale formation in Upshur County, West Virginia over the next twelve-month period.

On February 26, 2010, APL received notice from Williams, its former joint venture partner in Laurel Mountain, alleging that certain title defects exist with respect to the real property contributed by APL to Laurel Mountain. Under the Formation and Exchange Agreement with Williams (“Formation Agreement”): (i) Williams had nine months after closing (the “Claim Date”) to assert any alleged title defects, and (ii) APL had 30 days following the Claim Date to contest the title defects asserted by Williams and 180 days following the Claim Date to cure those title defects, which was extended until March 31, 2011. On March 26, 2010, APL delivered notice, disputing Williams’ alleged title defects as well as the amounts claimed. APL has delivered documentation to Williams which should resolve many of the alleged title defects. Although APL’s cure period has technically expired, APL, without objection from Williams, continues to work to resolve the remaining alleged title defects. In addition, AEI delivered a proposed assignment to Laurel Mountain that should resolve some of the alleged deficiencies. Williams also claims, in a letter dated August 26, 2010, that the alleged title defects violate APL’s representation with respect to sufficiency of the assets contributed to Laurel Mountain. If valid, this would make Williams’ title defect claims subject to a higher deductible. APL believes its representations with respect to title are Williams’ sole and exclusive remedy with respect to title matters.

In August 2010, Williams asserted additional indemnity claims under the Formation Agreement totaling approximately $19.8 million. Williams’ claims are generally based on APL’s alleged failure to construct and maintain the assets contributed to Laurel Mountain in accordance with “standard industry practice” or applicable law. As a preliminary matter, APL believes Williams has overstated its claim by forty-nine percent (49%), because, under the Formation Agreement, these claims are reduced on a pro-rata basis to equal Williams’ percentage ownership interest in Laurel Mountain. APL has received additional information from Williams and an adverse outcome is probable with respect to a portion of Williams’ claim. Under the Formation Agreement, Williams’ indemnity claims are capped, in the aggregate, at $27.5 million. In addition, APL is entitled to indemnification from AEI with respect to some of Williams’ claims. APL has established an accrual with respect to the portion of Williams’ claims that it deems probable, which is less than 51% of the amounts asserted by Williams. In addition, APL is entitled to indemnification from AEI with respect to some of Williams’ claims.

The Partnership is party to employment agreements with certain executives that provide compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

As of June 30, 2011, the Partnership and APL are committed to expend approximately $271.3 million on drilling and completion expenditures, pipeline extensions, compressor station upgrades and processing facility upgrades.

Legal Proceedings

The Partnership is a party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Partnership’s financial condition or results of operations.

NOTE 14 – ISSUANCES OF APL UNITS

The Partnership recognizes gains on APL’s equity transactions as a credit to equity rather than as income pursuant to prevailing accounting literature. These gains represent the Partnership’s portion of the excess net offering price per unit of each of APL’s units over the book carrying amount per unit.

In June 2010, APL sold 8,000 newly-created 12% Cumulative Class C Limited Partner Preferred Units (the “APL Class C Preferred Units”) to AEI for cash consideration of $1,000 per APL Class C Preferred Unit (the “Face Value”). The APL Class C Preferred Units were entitled to distributions of 12% per annum, paid quarterly on the same date as the distribution payment date for APL’s common units. The APL Class C Preferred Units were not convertible into common units of APL. APL had the right at any time to redeem some or all (but not less than 2,500) of the outstanding APL Class C Preferred Units for cash at an amount equal to the APL Class C Preferred Face Value being redeemed plus accrued but unpaid dividends. On February 17, 2011, the APL Class C Preferred Units were acquired from AEI by Chevron as part of AEI’s merger with Chevron. On May 27, 2011, APL redeemed all 8,000 APL Class C Preferred Units outstanding for cash at the liquidation value of $1,000 per unit, or $8.0 million, plus $0.2 million, representing the accrued dividend on the 8,000 APL Class C Preferred Units prior to APL’s redemption. At June 30, 2011, APL had no preferred units outstanding.

In January 2010, APL executed amendments to warrants to purchase 2,689,765 of its common units. The warrants were originally issued along with its common units in connection with a private placement to institutional investors that closed on August 20, 2009. The amendments to the warrants provided that, for the period January 8 through January 12, 2010, the warrant exercise price was lowered to $6.00 from $6.35 per unit. In connection with the amendments, the holders of the warrants agreed to exercise all of the warrants for cash, which resulted in net cash proceeds of approximately $15.3 million. APL utilized the net proceeds from the common unit offering to repay a portion of its indebtedness under its senior secured term loan and credit facility (see Note 9), and to fund the early termination of certain derivative agreements.

NOTE 15 – CASH DISTRIBUTIONS

The Partnership has a cash distribution policy under which it distributes, within 50 days after the end of each quarter, all of its available cash (as defined in the partnership agreement) for that quarter to its common unitholders. Distributions declared by the Partnership for the period from January 1, 2010 through June 30, 2011 were as follows (in thousands, except per unit amounts):

Date Cash Distribution Paid or Payable	For Quarter Ended	Cash Distribution per Common Limited Partner Unit
November 16, 2010	September 30, 2010	$0.05
February 18, 2011	December 31, 2010	$0.07
May 20, 2011	March 31, 2011	$0.11

On July 27, 2011, the Partnership declared a cash distribution of $0.22 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended June 30, 2011. The $11.3 million distribution will be paid on August 19, 2011 to unitholders of record at the close of business on August 8, 2011.

Atlas Pipeline Partners Cash Distributions. APL is required to distribute, within 45 days after the end of each quarter, all of its available cash (as defined in its partnership agreement) for that quarter to its common unitholders and the Partnership, as general partner. If APL’s common unit distributions in any quarter exceed specified target levels, the Partnership will receive between 15% and 50% of such distributions in excess of the specified target levels. Common unit and general partner distributions declared by APL for the period from January 1, 2010 through June 30, 2011 were as follows (in thousands, except per unit amounts):

Date Cash Distribution Paid	For Quarter Ended	APL Cash Distribution per Common Limited Partner Unit	Total APL Cash Distribution to Common Limited Partners	Total APL Cash Distribution to the General Partner
November 14, 2010	September 30, 2010	$0.35	$18,660	$363
February 14, 2011	December 31, 2010	$0.37	$19,735	$398
May 13, 2011	March 31, 2010	$0.40	$21,400	$2,730

On July 26, 2011, APL declared a cash distribution of $0.47 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended June 30, 2011. The $26.4 million distribution, including $3.7 million to the Partnership, will be paid on August 12, 2011 to unitholders of record at the close of business on August 5, 2011.

NOTE 16 – BENEFIT PLANS

2010 Long-Term Incentive Plan

The Board of Directors of the General Partner approved and adopted the Partnership’s 2010 Long-Term Incentive Plan (“2010 LTIP”) effective February 2011. The 2010 LTIP provides equity incentive awards to officers, employees and board members and employees of its affiliates, consultants and joint-venture partners (collectively, the “Participants”) who perform services for the Partnership. The 2010 LTIP is administered by a committee consisting of the Board or committee of the Board or board of an affiliate appointed by the Board (the “LTIP Committee”), which is the Compensation Committee of the Partnership’s Board of Directors. Under the 2010 LTIP, the LTIP Committee may grant awards of phantom units, restricted units or unit options for an aggregate of 5,300,000 common limited partner units. At June 30, 2011, the Partnership had 3,962,449 phantom units and unit options outstanding under the 2010 LTIP, with 1,337,551 phantom units and unit options available for grant.

Upon a change in control, as defined in the 2010 LTIP, all unvested awards held by directors may immediately vest in full. In the case of awards held by eligible employees, upon the eligible employee’s termination of employment without “cause”, as defined in the 2010 LTIP, or upon any other type of termination specified in the eligible employee’s applicable award agreement(s), in any case following a change in control, any unvested award will immediately vest in full and, in the case of options, become exercisable for the one-year period following the date of termination of employment, but in any case not later than the end of the original term of the option.

2010 Phantom Units. A phantom unit entitles a Participant to receive a Partnership common unit upon vesting of the phantom unit. In tandem with phantom unit grants, the LTIP Committee may grant a Participant Distribution Equivalent Rights (“DERs”), which are the right to receive cash per phantom unit in an amount equal to, and at the same time as, the cash distributions the Partnership makes on a common unit during the period such phantom unit is outstanding. Through June 30, 2011, phantom units granted under the 2010 LTIP generally will vest 25% on the third anniversary of the date of grant and the remaining 75% on the fourth anniversary of the date of grant. Of the phantom units outstanding under the 2010 LTIP at June 30, 2011, there are no units that will vest within the following twelve months. All phantom units outstanding under the 2010 LTIP at June 30, 2011 include DERs granted to the Participants by the LTIP Committee. There was $0.2 million paid with respect to the 2010 LTIP DERs for the three and six months ended June 30, 2011. There were no amounts paid with respect to the 2010 LTIP DERs for the three and six months ended June 30, 2010.

The following table sets forth the 2010 LTIP phantom unit activity for the periods indicated:

	Three Months Ended June 30,
	2011		2010
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	1,566,000	$22.23	—	$—
Granted	153,949	22.84	—	—
Vested (1)	—	—	—	—
Forfeited	—	—	—	—

Outstanding, end of period(2)	1,719,949	$22.28	—	$—

Non-cash compensation expense recognized (in thousands)		$2,526		$—

	Six Months Ended June 30,
	2011		2010
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	—	$—	—	$—
Granted	1,719,949	22.28	—	—
Vested (1)	—	—	—	—
Forfeited	—	—	—	—

Outstanding, end of period(2)	1,719,949	$22.28	—	$—

Non-cash compensation expense recognized (in thousands)		$2,702		$—

(1)	No phantom unit awards vested during the three and six months ended June 30, 2011 and 2010.
(2)	The aggregate intrinsic value for phantom unit awards outstanding at June 30, 2011 was $37.4 million.

At June 30, 2011, the Partnership had approximately $35.6 million of unrecognized compensation expense related to unvested phantom units outstanding under the 2010 LTIP based upon the fair value of the awards.

2010 Unit Options. A unit option entitles a Participant to receive a common unit of the Partnership upon payment of the exercise price for the option after completion of vesting of the unit option. The exercise price of the unit option is equal to the fair market value of the Partnership’s common unit on the date of grant of the option. The LTIP Committee also shall determine how the exercise price may be paid by the Participant. The LTIP Committee will determine the vesting and exercise period for unit options. Unit option awards expire 10 years from the date of grant. Through June 30, 2011, unit options granted under the 2010 LTIP generally will vest 25% of the original granted amount three years from the date of grant and the remaining 75% of the original granted amount four years from the date of grant. Awards will automatically vest upon a change of control of the Partnership, as defined in the 2010 LTIP. There are no unit options outstanding under the 2010 LTIP at June 30, 2011 that will vest within the following twelve months.

The following table sets forth the 2010 LTIP unit option activity for the periods indicated:

	Three Months Ended June 30,
	2011		2010
		Weighted		Weighted
	Number	Average	Number	Average
	of Unit	Exercise	of Unit	Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	2,226,000	$22.23	—	$—
Granted	26,500	25.45	—	—
Forfeited	(10,000)	22.23	—	—

Outstanding, end of period(1)(2)	2,242,500	$22.27	—	$—

Options exercisable, end of period(3)	—	$—	—	$—

Non-cash compensation expense recognized (in thousands)		$1,505		$—

	Six Months Ended June 30,
	2011		2010
		Weighted		Weighted
	Number	Average	Number	Average
	of Unit	Exercise	of Unit	Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	—	$—	—	$—
Granted	2,252,500	22.27	—	—
Forfeited	(10,000)	22.23	—	—

Outstanding, end of period(1)(2)	2,242,500	$22.27	—	$—

Options exercisable, end of period(3)	—	$—	—	$—

Non-cash compensation expense recognized (in thousands)		$1,617		$—

(1)	The weighted average remaining contractual life for outstanding options at June 30, 2011 was 9.7 years.
(2)	The options outstanding at June 30, 2011 had no aggregate intrinsic value.
(3)	No options were exercisable at June 30, 2011. No options vested during the three and six months ended June 30, 2011 and 2010.

At June 30, 2011, the Partnership had approximately $20.7 million in unrecognized compensation expense related to unvested unit options outstanding under the 2010 LTIP based upon the fair value of the awards. The Partnership used the Black-Scholes option pricing model to estimate the weighted average fair value of options granted. The following weighted average assumptions were used for the period indicated:

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Expected dividend yield	1.5%	1.5%
Expected stock price volatility	48.0%	48.0%
Risk-free interest rate	2.5%	2.8%
Expected term (in years)	6.88	6.88
Fair value of stock options granted	$11.01	$9.94

2006 Long-Term Incentive Plan

The Board of Directors of the General Partner approved and adopted the Partnership’s 2006 Long-Term Incentive Plan (“2006 LTIP”), which provides equity incentive awards to Participants who perform services for the Partnership. The 2006 LTIP is administered by the LTIP Committee. The LTIP Committee may grant such awards of either phantom units or unit options for an aggregate of 2,100,000 common limited partner units. At June 30, 2011, the Partnership had 954,639 phantom units and unit options outstanding under the Partnership 2006 LTIP, with 927,161 phantom units and unit options available for grant.

2006 Phantom Units. Through June 30, 2011, phantom units granted under the 2006 LTIP generally will vest 25% of the original granted amount three years from the date of grant and the remaining 75% of the original granted amount four years from the date of grant. Awards will automatically vest upon a change of control of the Partnership, as defined in the 2006 LTIP. Of the phantom units outstanding under the 2006 LTIP at June 30, 2011, 8,928 units will vest within the following twelve months. All phantom units outstanding under the 2006 LTIP at June 30, 2011 include DERs granted to the Participants by the LTIP Committee. The amount paid with respect to 2006 LTIP’s DERs was $3,000 and $5,000 for the three and six months ended June 30, 2011. This amount was recorded as a reduction of partners’ capital on the Partnership’s consolidated combined balance sheet. There were no amounts paid with respect to 2006 LTIP’s DERs for the three and six months ended June 30, 2010.

The following table sets forth the 2006 LTIP phantom unit activity for the periods indicated:

	Three Months Ended June 30,
	2011		2010
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	31,025	$7.85	138,375	$22.14
Granted	—	—	6,000	6.22
Vested (1)	—	—	—	—
Forfeited	—	—	—	—

Outstanding, end of period(2)	31,025	$7.85	144,375	$21.48

Non-cash compensation expense recognized (in thousands)		$70		$203

	Six Months Ended June 30,
	2011		2010
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	27,294	$5.98	138,875	$22.18
Granted	13,395	15.92	6,000	6.22
Vested (1)	(9,664)	13.75	—	—
Forfeited	—	—	(500)	32.28

Outstanding, end of period(2)	31,025	$7.85	144,375	$21.48

Non-cash compensation expense recognized (in thousands)		$255		$399

(1)	No phantom unit awards vested during the three months ended June 30, 2010 and the six months ended June 30, 2010. The intrinsic value for phantom unit awards vested during the six months ended June 30, 2011, was $0.2 million.
(2)	The aggregate intrinsic value for phantom unit awards outstanding at June 30, 2011 was $0.7 million.

At June 30, 2011, the Partnership had approximately $0.4 million of unrecognized compensation expense related to unvested phantom units outstanding under the 2006 LTIP based upon the fair value of the awards.

2006 Unit Options. The exercise price of the unit option may be equal to or more than the fair market value of the Partnership’s common unit on the date of grant of the option. Unit option awards expire 10 years from the date of grant. Through June 30, 2011, unit options granted under the 2006 LTIP generally will vest 25% on the third anniversary of the date of grant and the remaining 75% on the fourth anniversary of the date of grant. Awards will automatically vest upon a change of control of the Partnership, as defined in the 2006 LTIP. There are no unit options outstanding under the 2006 LTIP at June 30, 2011 that will vest within the following twelve months. For the three and six months ended June 30, 2011, the Partnership received $0.1 million from the exercise of options. For the three and six months ended June 30, 2010, no options were exercised.

The following table sets forth the 2006 LTIP unit option activity for the periods indicated:

	Three Months Ended June 30,
	2011		2010
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of period	955,000	$20.54	955,000	$20.54
Granted	—	—	—	—
Exercised(1)	(31,386)	3.24	—	—
Forfeited	—	—	—	—

Outstanding, end of period(2)(3)	923,614	$21.12	955,000	$20.54

Options exercisable, end of period(4)	923,614	$21.12	213,750	$22.56

Non-cash compensation expense recognized (in thousands)		$—		$155

	Six Months Ended June 30,
	2011		2010
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of period	955,000	$20.54	955,000	$20.54
Granted	—	—	—	—
Exercised(1)	(31,386)	3.24	—	—
Forfeited	—	—	—	—

Outstanding, end of period(2)(3)	923,614	$21.12	955,000	$20.54

Options exercisable, end of period(4)	923,614	$21.12	213,750	$22.56

Non-cash compensation expense recognized (in thousands)		$28		$310

(1)	The intrinsic value of options exercised during the six months ended June 30, 2011 was $0.6 million.
(2)	The weighted average remaining contractual life for outstanding options at June 30, 2011 was 5.5 years.
(3)	The aggregate intrinsic value of options outstanding at June 30, 2011 was approximately $1.3 million.
(4)	The weighted average remaining contractual life for options exercisable at June 30, 2011 was 5.5 years. There were no options exercised during the three and six months ended June 30, 2010.

At June 30, 2011, the Partnership had no unrecognized compensation expense related to unvested unit options outstanding under the 2006 LTIP based upon the fair value of the awards. The Partnership uses the Black-Scholes option pricing model to estimate the weighted average fair value of options granted. No options were granted during the six months ended June 30, 2011 and 2010 under the 2006 Plan.

APL Long-Term Incentive Plans

APL has a 2004 Long-Term Incentive Plan (“APL 2004 LTIP”), and a 2010 Long-Term Incentive Plan (“APL 2010 LTIP”), (collectively the “APL LTIPs”), in which officers, employees and non-employee managing board members of APL’s general partner and employees of APL’s general partner’s affiliates and consultants are eligible to participate. On June 15, 2010, APL’s unitholders approved the terms of the APL 2010 LTIP, which provides for the grant of options, phantom units, unit awards, unit appreciation rights and DERs. The APL LTIPs are administered by a committee (the “APL LTIP Committee”) appointed by APL’s general partner. Under the 2010 APL LTIP, the APL LTIP Committee may make awards of either phantom units or unit options for an aggregate of 3,000,000 common units, in addition to the 435,000 common units authorized in previous plans. At June 30, 2011, APL had 436,425 phantom units and unit options outstanding under the APL LTIPs, with 2,370,494 phantom units and unit options available for grant. APL is authorized to repurchase common units to cover employee-related taxes on certain phantom units. APL repurchased and retired 23,345 common units for a cost of $0.8 million during the three and six months ended June 30, 2011, which was recorded as a reduction of non-controlling interest on the Partnership’s consolidated balance sheet.

APL Phantom Units. Through June 30, 2011, phantom units granted under the APL LTIPs generally had vesting periods of four years. In conjunction with the approval of the 2010 LTIP, the holders of 300,000 of the 375,000 equity indexed bonus units (“APL Bonus Units”) under APL’s subsidiary’s plan agreed to exchange their APL Bonus Units for an equivalent number of phantom units, effective as of June 1, 2010. These phantom units will vest over a two year period. The first tranche vested on June 1, 2010. Awards may automatically vest upon a change of control, as defined in the APL LTIPs. Of the units outstanding under the APL LTIPs at June 30, 2011, 193,195 units will vest within the following twelve months. On February 17, 2011, APL’s employment agreement with its Chief Executive Officer (“CEO”) was terminated in connection with AEI’s merger with Chevron and 75,250 outstanding phantom units, which represents all outstanding phantom units held by APL’s CEO, automatically vested and were issued.

All phantom units outstanding under the APL LTIPs at June 30, 2011 include DERs granted to the participants by the APL LTIP Committee. The amount paid with respect to APL LTIP DERs was $0.1 and $0.3 million for the three and six months ended June 30, 2011, respectively. This amount was recorded as a reduction of non-controlling interest on the Partnership’s consolidated combined balance sheet. No APL LTIP DERs were paid during the three and six months ended June 30, 2010.

The following table sets forth the APL LTIP phantom unit activity for the periods indicated:

	Three Months Ended June 30,
	2011		2010
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	414,716	$11.65	49,163	$38.85
Granted	125,123	33.03	562,500	10.35
Vested (1)	(103,414)	11.36	(7,889)	43.15
Forfeited	—	—	—	—

Outstanding, end of period(2)	436,425	$17.84	603,774	$12.24

Non-cash compensation expense recognized (in thousands)(3)		$502		$1,903

	Six Months Ended June 30,
	2011		2010
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	490,886	$11.75	52,233	$39.72
Granted	130,853	32.93	563,500	10.35
Vested (1)	(185,314)	12.35	(10,584)	43.05
Forfeited	—	—	(1,375)	43.99

Outstanding, end of period(2)	436,425	$17.84	603,774	$12.24

Non-cash compensation expense recognized (in thousands)(3)		$1,676		$2,025

(1)	The intrinsic values for phantom unit awards vested during the three months ended June 30, 2011 and 2010 were $3.5 million and $0.1 million, respectively, and during the six months ended June 30, 2011 and 2010 were $5.9 million and $0.1 million, respectively.
(2)	The aggregate intrinsic value for phantom unit awards outstanding at June 30, 2011 was $14.4 million.
(3)	Non-cash compensation expense for the six months ended June 30, 2011 includes incremental compensation expense of $0.5 million, related to the accelerated vesting of phantom units held by the certain executives of the Partnership. Non-cash compensation expense for the three and six months ended June 30, 2010 includes $1.8 million related to Bonus Units converted to phantom units.

At June 30, 2011, APL had approximately $5.8 million of unrecognized compensation expense related to unvested phantom units outstanding under the APL LTIPs based upon the fair value of the awards.

APL Unit Options. The exercise price of the unit option is equal to the fair market value of APL’s common unit on the date of grant of the option. The APL LTIP Committee also shall determine how the exercise price may be paid by the Participant. The APL LTIP Committee will determine the vesting and exercise period for unit options. Unit option awards expire 10 years from the date of grant. Through June 30, 2011, unit options granted under the APL LTIPs generally will vest 25% on each of the next four anniversaries of the date of grant. Awards will automatically vest upon a change of control of APL, as defined in the APL LTIPs. On February 17, 2011, the employment agreement with the CEO of APL’s General Partner was terminated in connection with AEI’s merger with Chevron and 50,000 outstanding unit options held by its CEO automatically vested. As of June 30, 2011, all unit options were exercised. There are no unit options outstanding under APL LTIPs at June 30, 2011 that will vest within the following twelve months.

The following table sets forth the APL LTIPs’ unit option activity for the periods indicated:

	Three Months Ended June 30,
	2011		2010
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of period	—	$—	100,000	$6.24
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding, end of period(1)	—	$—	100,000	$6.24

Options exercisable, end of period(1)	—	$—	25,000	$6.24

Non-cash compensation expense recognized (in thousands)	$—		$1

	Six Months Ended June 30,
	2011		2010
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of period	75,000	$6.24	100,000	$6.24
Granted	—	—	—	—
Exercised(1)	(75,000)	6.24	—	—
Forfeited	—	—	—	—

Outstanding, end of period(2)	—	$—	100,000	$6.24

Options exercisable, end of period(2)	—	$—	25,000	$6.24

Non-cash compensation expense recognized (in thousands)(3)	$3		$2

(1)	The intrinsic value for the options exercised during the six months ended June 30, 2011 was $1.8 million.
(2)	No options are outstanding or exercisable.
(3)	Incremental compensation expense of $2,000, related to the accelerated vesting of options held by APL’s CEO, was recognized during the six months ended June 30, 2011.

At June 30, 2011, APL had no unrecognized compensation expense related to unvested unit options outstanding under APL’s LTIPs based upon the fair value of the awards.

APL uses the Black-Scholes option pricing model to estimate the weighted average fair value of options granted. No options were granted during the six months ended June 30, 2011 and 2010 under the APL LTIPS.

NOTE 17 — OPERATING SEGMENT INFORMATION

The Partnership’s operations include four reportable operating segments. These operating segments reflect the way the Partnership manages its operations and makes business decisions. Operating segment data for the periods indicated are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010(1)	2011	2010(1)
Gas and oil production
Revenues	$17,723	$25,230	$35,349	$50,710
Costs and expenses	(4,042)	(6,563)	(7,963)	(10,606)
Depreciation, depletion and amortization expense	(7,178)	(8,938)	(13,744)	(16,835)

Segment income	$6,503	$9,729	$13,642	$23,269

Well construction and completion
Revenues	$10,954	$43,295	$28,679	$115,937
Costs and expenses	(9,284)	(36,682)	(24,305)	(98,243)

Segment income	$1,670	$6,613	$4,374	$17,694

Other partnership management(2)
Revenues	$29,994	$12,610	$42,243	$22,876
Costs and expenses	(7,437)	(10,610)	(15,531)	(17,328)
Depreciation, depletion and amortization expense	(1,069)	(2,553)	(2,204)	(3,296)

Segment income	$21,488	$(553)	$24,508	$2,252

Atlas Pipeline
Revenues (3)	$350,221	$217,115	$607,545	$458,730
Costs and expenses	(287,708)	(175,029)	(518,958)	(366,936)
Depreciation and amortization expense	(19,123)	(18,624)	(38,029)	(37,081)

Segment income	$43,390	$23,462	$50,558	$54,713

Reconciliation of segment income to net income from continuing operations
Segment income:
Gas and oil production	$6,503	$9,729	$13,642	$23,269
Well construction and completion	1,670	6,613	4,374	17,694
Other partnership management	21,488	(553)	24,508	2,252
Atlas Pipeline	43,390	23,462	50,558	54,713

Total segment income	73,051	39,251	93,082	97,928
General and administrative expenses(4)	(22,239)	(6,772)	(38,429)	(17,313)
Gain (loss) on asset sales	(233)	—	255,714	(2,947)
Interest expense(4)	(6,567)	(25,119)	(24,645)	(52,140)
Loss on early extinguishment of debt	(19,574)	—	(19,574)	—

Net income from continuing operations	$24,438	$7,360	$266,148	$25,528

Capital expenditures
Gas and oil production	$3,734	$12,078	$8,472	$33,188
Well construction and completion	—	—	—	—
Other partnership management	1,279	1,037	2,431	7,232
Atlas Pipeline	73,636	13,048	91,969	19,835
Corporate and other	1,637	736	3,479	1,836

Total capital expenditures	$80,286	$26,899	$106,351	$62,091

	June 30, 2011	December 31, 2010
Balance sheet
Goodwill:
Gas and oil production	$18,145	$18,145
Well construction and completion	6,389	6,389
Other partnership management	7,250	7,250

	$31,784	$31,784

Total assets:
Gas and oil production	$521,212	$592,452
Well construction and completion	6,957	9,627
Other partnership management	45,030	38,592
Atlas Pipeline	1,776,947	1,752,568
Corporate and other	142,574	42,023

	$2,492,720	$2,435,262

(1)	Restated to reflect amounts reclassified to discontinued operations due to the sales of certain APL assets in September 2010 (see Note 5).
(2)	Includes revenues and expenses from well services, transportation, administration and oversight and other income that do not meet the quantitative threshold for reporting segment information.
(3)	Includes gains of $6.8 million and $5.8 million on mark-to-market derivatives for the three months ended June 30, 2011 and 2010, respectively, and a (loss)/gain of ($14.8) million and $10.5 million on mark-to-market derivatives for the six months ended June 30, 2011 and 2010, respectively.
(4)	The Partnership notes that interest expense and general and administrative expenses have not been allocated to its reportable segments as it would be impracticable to reasonably do so for the periods presented.

NOTE 18 — SUBSEQUENT EVENTS

Cash Distributions. On July 27, 2011, the Partnership declared a cash distribution of $0.22 per unit on our outstanding common limited partner units, representing the cash distribution for the quarter ended June 30, 2011. The $11.3 million distribution will be paid on August 19, 2011 to unitholders of record at the close of business on August 8, 2011.

APL Cash Distributions. On July 26, 2011, APL declared a cash distribution of $0.47 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended June 30, 2011. The $26.4 million distribution, including $3.7 million to the Partnership, will be paid on August 12, 2011 to unitholders of record at the close of business on August 5, 2011.

APL Credit Facility. On July 8, 2011, APL exercised the $100.0 million accordion feature on its revolving credit facility to increase the capacity from $350.0 million to $450.0 million. The other terms of the credit agreement put in place in December 2010 remain unchanged.

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

We also maintain an ownership interest in Atlas Pipeline Partners, L.P. (“APL”), a publicly traded Delaware limited partnership (NYSE: APL) and midstream energy service provider engaged in the gathering and processing of natural gas in the Mid-Continent and Appalachia regions of the United States. At June 30, 2011, we owned a 2.0% general partner interest, all of the incentive distribution rights, and an approximate 10.7% common limited partner interest.

FINANCIAL PRESENTATION

Our consolidated combined financial statements contain our accounts and those of our consolidated subsidiaries, all of which are wholly-owned at June 30, 2011 except for APL, which we control. Due to the structure of our ownership interests in APL, in accordance with generally accepted accounting principles, we consolidate the financial statements of APL into our financial statements rather than present our ownership interests as equity investments. As such, the non-controlling interests in APL are reflected as income attributable to non-controlling interests in our consolidated combined statements of operations and as a component of partners’ capital on our consolidated combined balance sheets. Throughout this section, when we refer to “our” consolidated combined financial statements, we are referring to the consolidated combined results for us, our wholly-owned subsidiaries and the consolidated results of APL, adjusted for non-controlling interests in APL’s net income.

In accordance with prevailing accounting literature, we determined that the acquisition of the Transferred Business constituted a transaction between entities under common control (see “Recent Developments”). In comparison to the purchase method of accounting, whereby the purchase price for the asset acquisition would have been allocated to identifiable assets and liabilities of the Transferred Business with any excess treated as goodwill, transfers between entities under common control require that assets and liabilities be recognized by the acquirer at historical carrying value at the date of transfer, with any difference between the purchase price and the net book value of the assets recognized as an adjustment to partners’ capital. Also, in comparison to the purchase method of accounting, whereby the results of operations and the financial position of the Transferred Business would have been included in our consolidated combined financial statements from the date of acquisition, transfers between entities under common control require the acquirer to reflect the effect of the assets acquired and liabilities assumed and the related results of operations at the beginning of the period during which it was acquired and retrospectively adjust its prior year financial statements to furnish comparative information. As such, we reflected the impact of the acquisition of the Transferred Business on our consolidated combined financial statements in the following manner:

•

Recognized the assets acquired and liabilities assumed from the Transferred Business at their historical carrying value at the date of transfer, with any difference between the purchase price and the net book value of the assets recognized as an adjustment to partners’ capital;

•

Retrospectively adjusted our consolidated combined balance sheet as of December 31, 2010, our consolidated combined statement of partners’ capital for the six months ended June 30, 2011, and our consolidated combined statements of operations for the six months ended June 30, 2011 and the three and six months ended June 30, 2010, and our consolidated combined statements of cash flows for the six months ended June 30, 2011 and 2010 to reflect our results combined with the results of the Transferred Business as of or at the beginning of the respective period; and

•

Adjusted the presentation of our consolidated combined statements of operations for the six months ended June 30, 2011 and the three and six months ended June 30, 2010 to reflect the results of operations attributable to the Transferred Business prior to the date of acquisition as a reduction of net income (loss) to determine income (loss) attributable to common limited partners. Furthermore, the Transferred Business’ historical financial statements prior to the date of acquisition do not reflect general and administrative expenses and interest expense as we were unable to identify and allocate such amounts to the Transferred Business for the respective period.

APL completed the sale of its Elk City system on September 16, 2010. As such, we have adjusted the prior year consolidated financial information presented to reflect the amounts related to the operations of this system as discontinued operations.

SUBSEQUENT EVENTS

Cash Distributions. On July 27, 2011, we declared a cash distribution of $0.22 per unit on our outstanding common limited partner units, representing the cash distribution for the quarter ended June 30, 2011. The $11.3 million distribution will be paid on August 19, 2011 to unitholders of record at the close of business on August 8, 2011.

APL Cash Distributions. On July 26, 2011, APL declared a cash distribution of $0.47 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended June 30, 2011. The $26.4 million distribution, including $3.7 million to us, will be paid on August 12, 2011 to unitholders of record at the close of business on August 5, 2011.

APL Credit Facility. On July 8, 2011, APL exercised the $100.0 million accordion feature on its revolving credit facility to increase the capacity from $350.0 million to $450.0 million. The other terms of the credit agreement put in place in December 2010 remain unchanged.

RECENT DEVELOPMENTS

Redemption of APL Preferred Units. In May 2011, APL redeemed its 8,000 APL Class C Preferred Units outstanding for cash at the liquidation value of $1,000 per unit, or $8.0 million, plus $0.2 million of accrued dividends. At June 30, 2011, APL had no preferred units outstanding.

APL Pipeline Acquisition. In May 2011, APL acquired a 20% interest in West Texas LPG Pipeline Limited Partnership (“West Texas LPG”) from Buckeye Partners, L.P. for $85.0 million. West Texas LPG owns a 2,295 mile common-carrier pipeline system that transports natural gas liquids from New Mexico and Texas to Mont Belvieu for fractionation. West Texas LPG is operated by Chevron Pipeline Company, a subsidiary of Chevron, which owns the remaining 80% interest.

Redemption of APL Senior Notes. In April 2011, APL completed the redemption of all of its 8.125% Senior Notes for a total redemption of $293.7 million, including accrued interest of $7.0 million and premium of $11.2 million. Also in April, APL redeemed $7.2 million of the APL 8.75% Senior Notes, which were tendered upon its offer to purchase the senior notes at par. APL funded its purchase with a portion of the net proceeds from its sale of its 49% non-controlling interest in Laurel Mountain.

New Credit Facility. In March 2011, we entered into a new credit facility with a syndicate of banks that matures in March 2016. The credit facility has maximum lender commitments of $300 million and an initial borrowing base of $125 million. The borrowing base is redetermined semiannually in May and November subject to changes in oil and gas reserves and is automatically reduced by 25% of the stated principal of any senior unsecured notes we issued. Our borrowing base was increased by our lending group to $160.0 million from $125.0 million upon the regularly scheduled May 2011 redetermination. Up to $20.0 million of the credit facility may be in the form of standby letters of credit. The facility is secured by substantially all of our assets and is guaranteed by substantially all of our subsidiaries (excluding APL and its subsidiaries). The credit agreement contains customary covenants that limit our ability to incur additional indebtedness, grant liens, make loans or investments, make distributions if a borrowing base deficiency or default exists or would result from the distribution, merger or consolidation with other persons, or engage in certain asset dispositions including a sale of all or substantially all of our assets. The credit agreement also requires us to maintain a ratio of Total Funded Debt (as defined in the credit agreement) to four quarters (actual or annualized, as applicable) of EBITDA (as defined in the credit agreement) not greater than 3.75 to 1.0 as of the last day of any fiscal quarter ending on or after June 30, 2011, a ratio of current assets (as defined in the credit agreement) to current liabilities (as defined in the credit agreement) of not less than 1.0 to 1.0 as of the last day of any fiscal quarter, and a ratio of four quarters (actual or annualized, as applicable) of EBITDA to Consolidated Interest Expense (as defined in the credit agreement) of not less than 2.5 to 1.0 as of the last day of any fiscal quarter ending on or after June 30, 2011.

In February 2011, we entered into a bridge credit facility with a bank in connection with the closing of the acquisition of the Transferred Business, which was replaced with the current credit facility. The credit facility provided for an initial borrowing base of $70 million and a maturity of February 2012.

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

For the assets acquired and liabilities assumed, we issued approximately 23.4 million of our common limited partner units and paid $30.0 million in cash consideration. Based on our February 17, 2011 common unit closing price of $15.92, the common units issued to AEI were valued at approximately $372.2 million. In connection with the transaction, we also received $124.7 million with respect to a contractual cash transaction adjustment from Chevron related to certain liabilities assumed by the Transferred Business. Including the cash transaction adjustment, the net book value of the Transferred Business was approximately $528.7 million.

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

RESULTS OF OPERATIONS

GAS AND OIL PRODUCTION

Production Profile. Currently, we have focused our natural gas and oil production operations in various shale plays in the northeastern and midwestern United States. As part of our agreement with AEI to acquire the Transferred Business, we have entered into certain agreements which restrict our ability to drill additional wells in certain areas of the Marcellus Shale. Through June 30, 2011, we have established production positions in the following areas:

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

The following table presents the number of wells we drilled, both gross and for our interest, and the number of gross wells we turned in line during the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Gross wells drilled:
Appalachia	—	—	3	10
New Albany/Antrim	—	27	—	27
Niobrara	—	—	17	—

	—	27	20	37

Our share of gross wells drilled(1):
Appalachia	—	—	1	2

New Albany/Antrim	—	7	—	7
Niobrara	—	—	5	—

	—	7	6	9

Gross wells turned in line:
Appalachia	—	32	1	67
New Albany/Antrim	1	16	13	34
Niobrara	12	—	30	—

	13	48	44	101

(1)

Includes (i) our percentage interest in the wells in which we have a direct ownership interest and (ii) our percentage interest in the wells based on our percentage interest in our investment partnerships.

Production Volumes. The following table presents our total net gas and oil production volumes and production per day for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
Production:(1)(2)
Appalachia:(3)
Natural gas (MMcf)	2,567		3,176		5,197		6,507
Oil (000’s Bbls)	73	(4)	77	(4)	139	(4)	154	(4)

Total (MMcfe)	3,007		3,638		6,030		7,431

New Albany/Antrim:
Natural gas (MMcf)	291		147		582		239
Oil (000’s Bbls)	—		—		—		—

Total (MMcfe)	291		147		582		239

Niobrara:
Natural gas (MMcf)	36		—		53		—
Oil (000’s Bbls)	—		—		—		—

Total (MMcfe)	36		—		53		—

Total:
Natural gas (MMcf)	2,894		3,323		5,833		6,746
Oil (000’s Bbls)	73	(4)	77	(4)	139	(4)	154	(4)

Total (MMcfe)	3,334		3,785		6,665		7,670

Production per day: (1)(2)
Appalachia:(3)
Natural gas (Mcfd)	28,208		34,902		28,714		35,949
Oil (Bpd)	806	(4)	846	(4)	767	(4)	851	(4)

Total (Mcfed)	33,042		39,979		33,314		41,057

New Albany/Antrim:
Natural gas (Mcfd)	3,192		1,615		3,218		1,320
Oil (Bpd)	—		—		—		—

Total (Mcfed)	3,192		1,615		3,218		1,320

Niobrara:
Natural gas (Mcfd)	399		—		293		—
Oil (Bpd)	—		—		—		—

Total (Mcfed)	399		—		293		—

Total:
Natural gas (Mcfd)	31,799		36,517		32,225		37,269
Oil (bpd)	806	(4)	846	(4)	767	(4)	851	(4)

Total (Mcfed)	36,633		41,594		36,825		42,377

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
(2)

“MMcf” represents million cubic feet; “MMcfe” represent million cubic feet equivalents; “Mcfd” represents thousand cubic feet per day; “Mcfed” represents thousand cubic feet equivalents per day; and “Bbls” and “Bpd” represent barrels and barrels per day. Barrels are converted to Mcfe using the ration of approximately six Mcf’s to one barrel.

(3)	Appalachia includes our production located in Pennsylvania, Ohio, New York, West Virginia and Tennessee.
(4)	Includes NGL production volume for the three and six months ended June 30, 2011 and 2010.

Production Revenues, Prices and Costs. Our production revenues and estimated gas and oil reserves are substantially dependent on prevailing market prices for natural gas, which comprised 94% of our proved reserves on an energy equivalent basis at December 31, 2010. The following table presents our production revenues and average sales prices for our natural gas and oil production for the three and six months ended June 30, 2011 and 2010, along with our average production costs, taxes, and transmission and compression costs in each of the reported periods:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
Production revenues (in thousands):
Appalachia:(1)
Natural gas revenue	$10,947		$19,829		$23,162		$40,491
Oil revenue	5,251	(5)	4,560	(5)	9,155	(5)	8,773	(5)

Total revenues	$16,198		$24,389		$32,317		$49,264

New Albany/Antrim:
Natural gas revenue	$1,330		$841		$2,769		$1,446
Oil revenue	—		—		—		—

Total revenues	$1,330		$841		$2,769		$1,446

Niobrara:
Natural gas revenue	$195		$—		$263		$—
Oil revenue	—		—		—		—

Total revenues	$195		$—		$263		$—

Total:
Natural gas revenue	$12,472		$20,670		$26,194		$41,937
Oil revenue	5,251	(5)	4,560	(5)	9,155	(5)	8,773	(5)

Total revenues	$17,723		$25,230		$35,349		$50,710

Average sales price:(2)
Natural gas (per Mcf):
Total realized price, after hedge (3)	$5.15		$7.17		$5.31		$7.41
Total realized price, before hedge (3)	$5.05		$4.37		$4.64		$5.20
Oil (per Bbl):
Total realized price, after hedge	$99.70		$79.64		$94.32		$76.10
Total realized price, before hedge	$99.70		$72.76		$92.25		$70.09
Production costs (per Mcfe):(2)
Appalachia:(1)
Lease operating expenses(4)	$1.03		$1.38		$0.94		$1.11
Production taxes	0.03		0.03		0.05		0.03
Transportation and compression	0.50		0.64		0.53		0.61

	$1.55		$2.05		$1.52		$1.74

New Albany/Antrim:
Lease operating expenses	$1.33		$1.86		$1.22		$1.83
Production taxes	0.15		0.10		0.12		0.11
Transportation and compression	0.12		0.10		0.10		0.09

	$1.61		$2.06		$1.44		$2.03

Niobrara:
Lease operating expenses	$0.61		$—		$0.62		$—
Production taxes	0.03		—		0.02		—
Transportation and compression	0.22		—		0.25		—

	$0.85	$—	$0.89	$—

Total:
Lease operating expenses(4)	$1.05	$1.40	$0.96	$1.13
Production taxes	0.04	0.03	0.05	0.04
Transportation and compression	0.46	0.62	0.49	0.59

	$1.55	$2.05	$1.51	$1.75

(1)	Appalachia includes our operations located in Pennsylvania, Ohio, New York, West Virginia and Tennessee.
(2)	“Mcf” represents thousand cubic feet; “Mcfe” represents thousand cubic feet equivalents; and “Bbl” represents barrels.
(3)

Excludes the impact of certain allocations of production revenue to investor partners within our investment partnerships for the three and six months ended June 30, 2011 and 2010. Including the effect of these allocations, the average realized gas sales price was $4.31 per Mcf ($4.20 per Mcf before the effects of financial hedging) and $6.22 per Mcf ($3.43 per Mcf before the effects of financial hedging) for the three months ended June 30, 2011 and 2010, respectively, and $4.49 per Mcf ($3.82 per Mcf before the effects of financial hedging) and $6.22 per Mcf ($4.01 per Mcf before the effects of financial hedging) for the six months ended June 30, 2011 and 2010, respectively.

(4)

Excludes the effects of our proportionate share of lease operating expenses associated with certain allocations of production revenue to investor partners within our investment partnerships for the three and six months ended June 30, 2011 and 2010. Including the effects of these costs, Appalachia lease operating expenses per Mcfe were $0.65 per Mcfe ($1.18 per Mcfe for total production costs) and $1.05 per Mcfe ($1.72 per Mcfe for total production costs) for the three months ended June 30, 2011 and 2010, respectively, and $0.59 per Mcfe ($1.17 per Mcfe for total production costs) and $0.72 per Mcfe ($1.36 per Mcfe for total production costs) for the six months ended June 30, 2011 and 2010, respectively. Including the effects of these costs, total lease operating expenses per Mcfe were $0.71 per Mcfe ($1.21 per Mcfe for total production costs) and $1.08 per Mcfe ($1.73 per Mcfe for total production costs) for the three months ended June 30, 2011 and 2010, respectively, and $0.65 per Mcfe ($1.19 per Mcfe for total production costs) and $0.76 per Mcfe ($1.38 per Mcfe for total production costs) for the six months ended June 30, 2011 and 2010, respectively.

(5)	Includes NGL production revenue for the three and six months ended June 30, 2011 and 2010.

Three Months Ended June 30, 2011 Compared with the Three Months Ended June 30, 2010. Total natural gas revenues were $12.5 million for the three months ended June 30, 2011, a decrease of $8.2 million from $20.7 million for the three months ended June 30, 2010. This decrease consisted of a $5.8 million decrease attributable to lower realized natural gas prices and a $3.1 million decrease attributable to lower production volumes, partially offset by a $0.7 million decrease in gas revenues allocated to the investor partners within our investment partnerships for the three months ended June 30, 2011 compared with the prior year period. Total oil revenues were $5.2 million for the three months ended June 30, 2011, an increase of $0.7 million from $4.5 million for the comparable prior year period. This increase was attributable to a $0.6 million increase from the sale of natural gas liquids and a $0.6 million increase associated with higher average realized prices, partially offset by a $0.5 million decrease associated with lower oil production volumes in comparison to the prior year period.

Appalachia production costs were $3.5 million for the three months ended June 30, 2011, a decrease of $2.8 million from $6.3 million for the three months ended June 30, 2010. This decrease was due primarily to a $0.8 million decrease in transportation costs, a $0.7 million decrease associated with water hauling and disposal costs, a $0.5 million decrease for labor-related costs and a $0.9 million decrease for maintenance expenses and other costs associated with our gas and oil operations. New Albany/Antrim production costs were $0.5 million for the three months ended June 30, 2011, an increase of $0.2 million from $0.3 million for the comparable prior year period. This increase was primarily attributable to a $0.1 million increase for labor-related costs and a $0.1 million increase associated with parts, materials and other costs associated with our increased natural gas production in New Albany/Antrim.

Six Months Ended June 30, 2011 Compared with the Six Months Ended June 30, 2010. Total natural gas revenues were $26.2 million for the six months ended June 30, 2011, a decrease of $15.7 million from $41.9 million for the six months ended June 30, 2010. This decrease consisted of a $12.2 million decrease attributable to lower realized natural gas prices and a $6.8 million decrease attributable to lower production volumes, partially offset by a $3.3 million decrease in gas revenues allocated to the investor partners within our investment partnerships for the six months ended June 30, 2011 compared with the prior year period. Total oil revenues were $9.2 million for the six months ended June 30, 2011, an increase of $0.4 million from $8.8 million for the comparable prior year period. This increase resulted primarily from a $0.8 million increase from the sale of natural gas liquids and a $1.0 million increase associated with higher average realized prices, partially offset by a $1.4 million decrease associated with lower oil production volumes.

Appalachia production costs were $7.1 million for the six months ended June 30, 2011, a decrease of $3.0 million from $10.1 million for the six months ended June 30, 2010. This decrease was principally due to a $1.3 million decrease in transportation costs, a $1.2 million decrease associated with water hauling and disposal costs and a $1.2 million decrease associated with labor, maintenance expenses and other costs associated with our gas and oil operations, partially offset by a $0.7 million decrease associated with our proportionate share of lease operating expenses associated with our revenue that was allocated to the investor partners within our investment partnerships. New Albany/Antrim production costs were $0.9 million for the six months ended June 30, 2011, an increase of $0.4 million from $0.5 million for the comparable prior year period. This increase was primarily attributable to a $0.2 million increase for labor-related expense and a $0.2 million increase associated with parts, materials and other costs associated with our increased natural gas production in New Albany/Antrim.

PARTNERSHIP MANAGEMENT

Well Construction and Completion

Drilling Program Results. The number of wells we drill will vary within the partnership management segment depending on the amount of capital we raise through our investment partnerships, the cost of each well, the depth or type of each well, the estimated recoverable reserves attributable to each well and accessibility to the well site. The following table presents the amounts of drilling partnership investor capital raised and deployed (in thousands), as well as the number of gross and net development wells we drilled for our investment partnerships during the three and six months ended June 30, 2011 and 2010. There were no exploratory wells drilled during the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Drilling partnership investor capital:
Raised	$—	$29,417	$—	$29,417
Deployed	$10,954	$43,295	$28,679	$115,937
Gross partnership wells drilled:
Appalachia	—	—	3	10
New Albany/Antrim	—	27	—	27
Niobrara	—	—	17	—

Total	—	27	20	37

Net partnership wells drilled:
Appalachia	—	—	3	10
New Albany/Antrim	—	23	—	23
Niobrara	—	—	17	—

Total	—	23	20	33

Well construction and completion revenues and costs and expenses incurred represent the billings and costs associated with the completion of wells for investment partnerships we sponsor. The following table sets forth information relating to these revenues and the related costs and number of net wells associated with these revenues during the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Average construction and completion:
Revenue per well	$5,160	$2,062	$954	$2,108
Cost per well	4,373	1,747	809	1,786

Gross profit per well	$787	$315	$145	$322

Gross profit margin	$1,670	$6,613	$4,374	$17,694

Partnership net wells associated with revenue recognized(1):
Appalachia	1	9	2	35
New Albany/Antrim	1	12	3	20
Niobrara	—	—	25	—

	2	21	30	55

(1)	Consists of partnership net wells for which well construction and completion revenue was recognized on a percentage of completion basis.

Three Months Ended June 30, 2011 Compared with the Three Months Ended June 30, 2010. Well construction and completion segment margin was $1.7 million for the three months ended June 30, 2011, a decrease of $4.9 million from $6.6 million for the three months ended June 30, 2010. This decrease consisted of a $5.8 million decrease related to fewer wells recognized for revenue within the investment partnerships, partially offset by a $0.9 million increase associated with higher gross profit per well. Since our drilling contracts with the Drilling Partnerships are on a “cost-plus” basis (typically cost-plus 18%), an increase or decrease in our average cost per well also results in a proportionate increase or decrease in our average revenue per well, which directly affects the number of wells we drill. Average cost and revenue per well increased between periods due to higher capital deployed per Marcellus Shale horizontal well within the Drilling Partnerships during the second quarter 2011 in comparison to the prior year period. Additionally, the second quarter 2010 was characterized by more New Albany/Antrim Shale capital deployed, which have a lower cost per well as compared to the Marcellus Shale wells. In addition, the decrease in well construction and completion margin was the result of the cancellation of our fall 2010 drilling program, which was the result of our announcement of the acquisition of the Transferred Business in November 2010.

Six Months Ended June 30, 2011 Compared with the Six Months Ended June 30, 2010. Well construction and completion segment margin was $4.4 million for the six months ended June 30, 2011, a decrease of $13.3 million from $17.7 million for the six months ended June 30, 2010. This decrease consisted of a $5.2 million decrease associated with lower gross profit per well and a $8.1 million decrease related to fewer wells recognized for revenue within the investment partnerships. Average cost and revenue per well decreased between periods due to more capital deployed for Niobrara formation wells within the Drilling Partnerships during the first six months of 2011, while the first six months of 2010 was characterized by more Marcellus Shale capital deployed. Typically, the Niobrara formation wells we have drilled within the Drilling Partnerships have a lower cost per well as compared to the Marcellus Shale wells. In addition, the decrease in well construction and completion margin was the result of the cancellation of our fall 2010 drilling program, which was the result of our announcement of the acquisition of the Transferred Business in November 2010.

Our consolidated combined balance sheet at June 30, 2011 includes $36.4 million of “liabilities associated with drilling contracts” for funds raised by our investment partnerships that have not been applied to the completion of wells due to the timing of drilling operations, and thus had not been recognized as well construction and completion revenue on our consolidated combined statements of operations. We expect to recognize this amount as revenue during the remainder of 2011 and early 2012.

Administration and Oversight

Administration and oversight fee revenues represents supervision and administrative fees earned for the drilling and subsequent ongoing management of wells for our investment partnerships.

Three Months Ended June 30, 2011 Compared with the Three Months Ended June 30, 2010. Administration and oversight fee revenues were $1.4 million for the three months ended June 30, 2011, a decrease of $0.5 million from $1.9 million for the three months ended June 30, 2010. This decrease was primarily due to a decrease in the number of New Albany Shale wells drilled during the current year period in comparison to the prior year period. In addition, the decrease in administration and oversight margin was the result of the cancellation of our fall 2010 drilling program, which was the result of our announcement of the acquisition of the Transferred Business in November 2010.

Six Months Ended June 30, 2011 Compared with the Six Months Ended June 30, 2010. Administration and oversight fee revenues were $2.7 million for the six months ended June 30, 2011, a decrease of $1.2 million from $3.9 million for the six months ended June 30, 2010. This decrease was primarily due to a decrease in the number of Marcellus Shale and New Albany Shale wells drilled during the current year period in comparison to the prior year period. In addition, the decrease in administration and oversight margin was the result of the cancellation of our fall 2010 drilling program, which was the result of our announcement of the acquisition of the Transferred Business in November 2010.

Well Services

Well service revenue and expenses represent the monthly operating fees we charge and the work our service company performs for our investment partnership wells during the drilling and completing phase as well as ongoing maintenance of these wells and other wells in which we serve as operator.

Three Months Ended June 30, 2011 Compared with the Three Months Ended June 30, 2010. Well services revenues were $4.9 million for the three months ended June 30, 2011, which were consistent with the three months ended June 30, 2010. Well services expenses were $1.7 million for three months ended June 30, 2011, a decrease of $1.1 million from $2.8 million for the three months ended June 30, 2010. The decrease in well services expense is primarily related to a reduction in repairs and maintenance expenses due to fewer wells turned in line during the three months ended June 30, 2011 as compared with the comparable prior year period.

Six Months Ended June 30, 2011 Compared with the Six Months Ended June 30, 2010. Well services revenues were $10.1 million for the six months ended June 30, 2011, which were consistent with the six months ended June 30, 2010. Well services expenses were $4.0 million for six months ended June 30, 2011, a decrease of $1.3 million from $5.3 million for the six months ended June 30, 2010. The decrease in well services expense is primarily related to a reduction in repairs and maintenance expenses due to fewer wells turned in line during the six months ended June 30, 2011 as compared with the comparable prior year period.

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

The following table presents our gathering and processing revenues and expenses and those attributable to APL for each of the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Gathering and Processing:	2011	2010(1)	2011	2010(1)
Atlas Energy:
Revenue	$5,118	$5,956	$9,617	$9,069
Expense	(5,763)	(7,798)	(11,497)	(12,053)

Gross Margin	$(645)	$(1,842)	$(1,880)	$(2,984)

Atlas Pipeline:
Revenue	$340,616	$208,060	$616,335	$441,493
Expense	(287,708)	(175,029)	(518,958)	(366,936)

Gross Margin	$52,908	$33,031	$97,377	$74,557

Total:
Revenue	$345,734	$214,016	$625,952	$450,562
Expense	(293,471)	(182,827)	(530,455)	(378,989)

Gross Margin	$52,263	$31,189	$95,497	$71,573

(1)	Restated to reflect amounts reclassified to discontinued operations due to the sale of certain APL assets in September 2010.

Three Months June 30, 2011 Compared with the Three Months Ended June 30, 2010. Our net gathering and processing expense for the three months ended June 30, 2011 was $0.6 million compared with $1.8 million for the three months ended June 30, 2010. This favorable increase was principally due to higher gathering fees received and higher processing margins due to higher processing production volumes and natural gas liquids prices compared with the prior year period.

Gathering and processing margin for APL was $52.9 million for the three months ended June 30, 2011 compared with $33.0 million for the three months ended June 30, 2010. This increase was due principally to higher average natural gas liquids and crude oil commodity prices between periods.

Six Months June 30, 2011 Compared with the Six Months Ended June 30, 2010. Our net gathering and processing expense for the six months ended June 30, 2011 was $1.9 million compared with $3.0 million for the six months ended June 30, 2010. This favorable increase was principally due to lower natural gas volume between the periods.

Gathering and processing margin for APL was $97.4 million for the six months ended June 30, 2011 compared with $74.6 million for the six months ended June 30, 2010. This increase was due principally to higher average natural gas liquids and crude oil commodity prices between periods.

Gain (Loss) on Mark-to-Market Derivatives

Three Months Ended June 30, 2011 Compared with the Three Months Ended June 30, 2010. Gain on mark-to-market derivatives was $6.8 million for the three months ended June 30, 2011 as compared with $5.8 million for the three months ended June 30, 2010. This favorable movement was due primarily to a $12.2 million favorable variance in non-cash mark-to-market adjustments on derivatives and a $16.7 million favorable variance of net cash derivative expense related to the early termination of a portion of APL’s derivative contracts in the prior period partially offset by a $15.6 million unfavorable movement in cash settlements on net cash derivative expense related to APL’s early termination of a portion of its derivative contracts and a $12.3 million unfavorable variance in non-cash derivative gains related to early termination of a portion of APL’s derivative contracts in the current period.

Six Months Ended June 30, 2011 Compared with the Six Months Ended June 30, 2010. Loss on mark-to-market derivatives was $14.8 million for the six months ended June 30, 2011 as compared with a gain of $10.5 million for the six months ended June 30, 2010. This unfavorable movement was due primarily to a $19.7 million unfavorable variance in non-cash mark-to-market adjustments on derivatives, a $24.3 million unfavorable variance in non-cash derivative gains related to early termination of a portion of APL’s derivative contracts and a $15.9 million unfavorable movement in cash settlements on net cash derivative expense related to APL’s early termination of a portion of its derivative contracts partially offset by a $34.6 million favorable variance of net cash derivative expense related to the early termination of a portion of APL’s derivative contracts in the prior period.

Other, Net

Three Months Ended June 30, 2011 Compared with the Three Months Ended June 30, 2010. Other revenues were $21.4 million for the three months ended June 30, 2011 as compared with $2.2 million for the comparable prior year period. This favorable increase was due primarily to an $18.7 million increase in our equity earnings from Lightfoot. During the three months ended June 30, 2011, we recorded a gain of $17.6 million pertaining to our share of Lightfoot LP’s gain recognized on the sale of International Resource Partners LP, its metallurgical and steam coal business in March 2011.

Six Months Ended June 30, 2011 Compared with the Six Months Ended June 30, 2010. Other revenues were $25.8 million for the six months ended June 30, 2011 as compared with $4.2 million for the comparable prior year period. This favorable increase was due primarily to a $19.8 million increase in our equity earnings from Lightfoot. During the six months ended June 30, 2011, we recorded a gain of $17.6 million pertaining to our share of Lightfoot LP’s gain recognized on the sale of International Resource Partners LP, its metallurgical and steam coal business in March 2011.

OTHER COSTS AND EXPENSES

General and Administrative Expenses

The following table presents our general and administrative expenses and those attributable to APL for each of the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010(1)	2011	2010(1)
General and Administrative expenses:
Atlas Energy	$13,669	$580	$20,842	$1,370
Atlas Pipeline	8,570	6,192	17,587	15,943

Total	$22,239	$6,772	$38,429	$17,313

(1)	Restated to reflect amounts reclassified to discontinued operations due to the sale of certain APL assets in September 2010.

Total general and administrative expenses increased to $22.2 million for the three months ended June 30, 2011 compared with $6.8 million for the three months ended June 30, 2010. Because the Transferred Business was not accounted for by AEI as a stand-alone business unit, it was not practicable for us to allocate general and administrative expenses to it for historical periods. Therefore, the general and administrative expenses for the three and six months ended June 30, 2010 were comprised of our stand-alone general and administrative expenses, while the expenses for the three and six months ended June 30, 2011 were comprised of our stand-alone general and administration expenses and that of the Transferred Business. In addition, our general and administrative expenses for the three months ended June 30, 2011 included $6.2 million of reimbursements we received from Chevron for the transition services we provided during the period. Our $13.7 million of general and administrative expense for the three months ended June 30, 2011 was comprised of $6.2 million of net salary and wages expense, $4.1 million of non-cash compensation expense and $3.4 million of other corporate activities. APL’s $8.6 million of general and administrative expense for the three months ended June 30, 2011 represents an increase of $2.4 million from the comparable prior year period, which was principally due to an increase in salaries and wages resulting mainly from the expansion of its business.

Total general and administrative expenses increased to $38.4 million for the six months ended June 30, 2011 compared with $17.3 million for the six months ended June 30, 2010. Our general and administrative expenses for the six months ended June 30, 2011 included $9.2 million of reimbursements we received from Chevron for the transition services we provided during the period. Our $20.8 million of general and administrative expense for the six months ended June 30, 2011 was comprised of $6.4 million of net salary and wages expense, $4.6 million of non-cash compensation expense, $2.8 million of syndication expenses related to the cancellation of our Fall 2010 drilling program, $2.1 million of transaction costs related to the acquisition of the Transferred Business, and $4.9 million of other corporate activities. APL’s $17.6 million of general and administrative expense for the six months ended June 30, 2011 represents an increase of $1.7 million from the comparable prior year period, which was principally due to an increase in salaries and wages resulting mainly from the expansion of its business.

Depreciation, Depletion and Amortization

The following table presents our depreciation, depletion and amortization expense and that which was attributable to APL for each of the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010(1)	2011	2010(1)
Depreciation, depletion and amortization:
Atlas Energy	$8,247	$11,491	$15,948	$20,131
Atlas Pipeline	19,123	18,624	38,029	37,081

Total	$27,370	$30,115	$53,977	$57,212

(1)	Restated to reflect amounts reclassified to discontinued operations due to the sale of certain APL assets in September 2010.

Total depreciation, depletion and amortization decreased to $27.4 million for the three months ended June 30, 2011 compared with $30.1 million for the comparable prior year period primarily due to a $1.7 million decrease in our depletion expense.

Total depreciation, depletion and amortization decreased to $54.0 million for the six months ended June 30, 2011 compared with $57.2 million for the comparable prior year period primarily due to a $3.1 million decrease in our depletion expense. The following table presents our depletion expense, excluding amounts attributable to APL, per Mcfe for our operations for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Depletion expense (in thousands):
Total	$7,178	$8,938	$13,744	$16,835

Depletion expense as a percentage of gas and oil production revenue	41%	35%	39%	33%
Depletion per Mcfe	$2.15	$2.36	$2.06	$2.19

Depletion expense varies from period to period and is directly affected by changes in our oil and gas reserve quantities, production levels, product prices and changes in the depletable cost basis of our oil and gas properties. For the three months ended June 30, 2011, depletion expense decreased $1.7 million to $7.2 million compared with $8.9 million for the three months ended June 30, 2010. Our depletion expense of oil and gas properties as a percentage of oil and gas revenues was 41% for the three months ended June 30, 2011, compared with 35% for the three months ended June 30, 2010, which was primarily due to a decrease in realized natural gas prices between periods. Depletion expense per Mcfe was $2.15 for the three months ended June 30, 2011, a decrease of $0.21 per Mcfe from $2.36 for the three months ended June 30, 2010. Depletion expense decreased between periods principally due to an overall decrease in production volumes combined with the $49.7 million impairment of our Chattanooga Shale field recorded during the three months ended December 31, 2010.

For the six months ended June 30, 2011, depletion expense decreased $3.1 million to $13.7 million compared with $16.8 million for the six months ended June 30, 2010. Our depletion expense of oil and gas properties as a percentage of oil and gas revenues was 39% for the six months ended June 30, 2011, compared with 33% for the six months ended June 30, 2010, which was primarily due to a decrease in realized natural gas prices between periods. Depletion expense per Mcfe was $2.06 for the six months ended June 30, 2011, a decrease of $0.13 per Mcfe from $2.19 for the six months ended June 30, 2010. Depletion expense decreased between periods principally due to an overall decrease in production volumes combined with the $49.7 million impairment of our Chattanooga Shale field recorded during the three months ended December 31, 2010.

Gain (Loss) on Asset Sales

The $255.7 million of gain on asset sales for the six months ended June 30, 2011 principally represents APL’s gain on sale of its 49% non-controlling interest in the Laurel Mountain joint venture. The $2.9 million loss on asset sales for the six months ended June 30, 2010 represents the loss recognized on APL’s sale of a processing plant.

Interest Expense

The following table presents our interest expense and that which was attributable to APL for each of the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010(1)	2011	2010(1)
Interest Expense:
Atlas Energy	$423	$524	$6,056	$1,142
Atlas Pipeline	6,144	24,595	18,589	50,998

Total	$6,567	$25,119	$24,645	$52,140

(1)	Restated to reflect amounts reclassified to discontinued operations due to the sale of certain APL assets in September 2010.

Total interest expense decreased to $6.6 million for the three months ended June 30, 2011 as compared with $25.1 million for the three months ended June 30, 2010. This $18.5 million decrease was due to an $18.4 million decrease related to APL and our $0.1 million decrease. Our $0.4 million of interest expense for the three months ended June 30, 2011 is comprised of $0.2 million of commitment fees related to the unused portion of our credit facility and $0.2 million in amortization of deferred financing costs. The $18.4 million decrease in interest expense for APL was primarily due to a $7.3 million decrease in interest expense associated with its term loan, a $5.2 million decrease in interest expense associated with its 8.125% Senior Notes and a $4.3 million decrease in interest expense associated with its revolving credit facility. In April 2011, APL completed the redemption of all of its 8.125% Senior Notes for a total redemption of $293.7 million and also purchased $7.2 million, or 3.24%, of its outstanding 8.75% Senior Notes. APL funded the redemptions as well as the repayment of borrowings under its revolving credit facility with a portion of the net proceeds from its sale of its 49% non-controlling interest in Laurel Mountain (see “Recent Developments”). APL also repaid a portion of its term loan and borrowings under its revolving credit facility with the net proceeds from the sale of its Elk City processing and gathering system in September 2010.

Total interest expense decreased to $24.6 million for the six months ended June 30, 2011 as compared with $52.1 million for the six months ended June 30, 2010. This $27.5 million decrease was primarily due to a $32.4 million decrease related to APL, partially offset by our $4.9 million increase. Our $4.9 million increase in interest expense was primarily due to $4.9 million of accelerated amortization of deferred financing costs for our interim bridge credit facility that was used for the acquisition of the Transferred Business. This credit facility was terminated and replaced in March 2011. The $32.4 million decrease in interest expense for APL was primarily due to a $14.5 million decrease in interest expense associated with its term loan, a $9.0 million decrease in interest expense associated with its revolving credit facility and a $5.2 million decrease in interest expense associated with its 8.125% Senior Notes.

Loss on early extinguishment of debt for the three and six months ended June 30, 2011 represents the premium paid for the redemption of the APL 8.125% Senior Notes and APL’s recognition of deferred finance costs related to the redemption (see “–Recent Developments”).

Income (Loss) from Discontinued Operations

For the three months ended June 30, 2011, there was no income (loss) from discontinued operations. For the three months ended June 30, 2010, income from discontinued operations, which consists of amounts associated with APL’s Elk City system that was sold in September 2010, was $8.0 million.

For the six months ended June 30, 2011, income (loss) from discontinued operations, which consists of amounts associated with APL’s Elk City system was $0.1 million. For the six months ended June 30, 2010, income from discontinued operations, which consists of amounts associated with APL’s Elk City system that was sold in September 2010 was $14.8 million.

Income Not Attributable to Common Limited Partners

For the three months ended June 30, 2010, income not attributable to common limited partners was $15.8 million, which consists of income not attributable to common limited partners related to the results of operations of the Transferred Business prior to our acquisition on February 17, 2011. For the six months ended June 30, 2011 and 2010, income not attributable to common limited partners was $4.7 million and $40.3 million, respectively, which consists of income not attributable to common limited partners related to the results of operations of the Transferred Business prior to our acquisition on February 17, 2011.

(Income) Loss Attributable to Non-Controlling Interests

Income attributable to non-controlling interests was $7.9 million for the three months ended June 30, 2011 compared with income of $0.7 million for the comparable prior year period. Income attributable to non-controlling interests was $219.3 million for the six months ended June 30, 2011 compared with income of $2.5 million for the comparable prior year period. Income attributable to non-controlling interests includes an allocation of APL’s net income (loss) to non-controlling interest holders. This change was primarily due to an increase in APL’s net earnings between periods, including the gain from the sale of its investment in Laurel Mountain.

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

Cash Flows – Six Months Ended June 30, 2011 Compared with the Six Months Ended June 30, 2010

Net cash provided by operating activities of $58.3 million for the six months ended June 30, 2011 represented an unfavorable movement of $19.6 million from net cash provided by operating activities of $77.9 million for the comparable prior year period. The decrease was derived principally from a $36.3 million increase in distributions paid to non-controlling interests, $4.5 million unfavorable movement in net income from discontinued operations and a $0.9 million decrease in net income excluding non-cash items, partially offset by a $12.4 million favorable movement in working capital and a $9.6 million increase in distributions received from unconsolidated subsidiaries. The non-cash charges which impacted net income include a $240.6 million increase in net income from continuing operations, a $20.4 million favorable movement in non-cash expenses, including loss on early extinguishment of debt, compensation expense, depreciation, depletion and amortization and amortization of deferred financing costs and a favorable movement in non-cash gain on derivatives of $12.1 million, partially offset by a $258.7 million unfavorable movement in gains on asset sales. The increase in net income from continuing operations was primarily due to a $255.7 million gain on the sale of APL’s interest in Laurel Mountain, partially offset by a decrease in well construction and completion margin due to the absence of our fall 2010 drilling program, which was the result of our announcement of the acquisition of the Transferred Business in November 2010. The movement in non-cash derivative losses resulted from increases in commodity prices from January 1, 2010 through June 30, 2010 and their $6.8 million favorable impact on the fair value of derivative contracts we and APL had for future periods. The movement in cash distributions to non-controlling interest holders was due principally to increases in the cash distributions of APL. The movement in working capital was principally due to a $89.7 million favorable movement in accounts payable and other current liabilities, partially offset by a $77.3 million unfavorable movement in accounts receivable and other current assets.

Net cash provided by investing activities of $206.1 million for the six months ended June 30, 2011 represented a favorable movement of $283.4 million from net cash used in investing activities of $77.3 million for the comparable prior year period. This favorable movement was principally due to a $411.3 million increase in net proceeds from asset sales and a $4.4 million favorable movement in net cash used in discontinued operations, partially offset by a $85.3 million unfavorable movement in investments in our and APL’s unconsolidated subsidiaries, including APL’s 20% investment in the West Texas LPG Pipeline, a $44.3 million unfavorable movement in capital expenditures and a $2.8 million unfavorable movement in other assets. See further discussion of capital expenditures under “- Capital Requirements”.

Net cash used in financing activities of $155.8 million for the six months ended June 30, 2011 represented a change of $154.3 million from $1.5 million for the comparable prior year period. This movement was principally due to $321.7 million of repayments of long-term debt, a $15.3 million decrease in net proceeds from equity offerings, a $31.2 million movement in net investment received from AEI prior to February 17, 2011, and a $6.4 million change in other financing activities, partially offset by $120.9 million non-cash transaction adjustment related to the acquisition of the Transferred Business and a $121.5 million change in net borrowings under our and APL’s credit facilities.

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

The following table summarizes our consolidated maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010(1)	2011	2010(1)
Atlas Energy
Maintenance capital expenditures	$3,567	$—	$5,233	$—
Expansion capital expenditures	3,083	13,851	9,149	42,256

Total	$6,650	$13,851	$14,382	$42,256

Atlas Pipeline
Maintenance capital expenditures	$5,211	$3,008	$8,471	$3,883
Expansion capital expenditures	68,425	10,040	83,498	15,952

Total	$73,636	$13,048	$91,969	$19,835

Consolidated Combined
Maintenance capital expenditures	$8,778	$3,008	$13,704	$3,883
Expansion capital expenditures	71,508	23,891	92,647	58,208

Total	$80,286	$26,899	$106,351	$62,091

(1)	Restated to reflect amounts reclassified to discontinued operations due to the sales of certain APL assets in September 2010.

During the three months ended June 30, 2011, our $6.7 million of total capital expenditures consisted primarily of $3.1 million of well costs, principally our investments in the Drilling Partnerships, compared with $11.5 million for the prior year comparable period, $0.7 million in leasehold acquisition costs compared with $0.6 million for the prior year comparable period, $1.3 million of gathering and processing costs compared with $1.0 million for the prior year comparable period, and $1.6 million of corporate and other compared with $0.1 million for the prior year comparable period. Maintenance capital expenditures, which are the component of total capital expenditures that maintain our capital asset base at a steady level and is based upon the estimated cost to replace the reserves produced during the respective period, were $3.6 million during the three months ended June 30, 2011. Prior to our acquisition of the Transferred Business on February 17, 2011, we had no maintenance capital requirements with regard to our oil and gas properties.

During the six months ended June 30, 2011, our $14.4 million of total capital expenditures consisted primarily of $7.1 million of well costs, principally our investments in the Drilling Partnerships, compared with $27.0 million for the prior year comparable period, $1.4 million in leasehold acquisition costs compared with $6.2 million for the prior year comparable period, $2.4 million of gathering and processing costs compared with $7.2 million for the prior year comparable period and $3.0 million of corporate and other compared with $0.9 million for the prior year comparable period. Maintenance capital expenditures were $5.2 million during the six months ended June 30, 2011. Prior to our acquisition of the Transferred Business on February 17, 2011, we had no maintenance capital requirements with regard to our oil and gas properties.

We continuously evaluate acquisitions of gas and oil assets. In order to make any acquisition, we believe we will be required to access outside capital either through debt or equity placements or through joint venture operations with other energy companies. There can be no assurance that we will be successful in our efforts to obtain outside capital.

Atlas Pipeline Partners. APL’s capital expenditures increased to $73.6 million for the three months ended June 30, 2011 compared with $13.0 million for the comparable prior year period. The increase was due principally to costs incurred related to APL’s processing facility expansions, compressor upgrades and pipeline projects.

APL’s capital expenditures increased to $92.0 million for the six months ended June 30, 2011 compared with $19.8 million for the comparable prior year period. The increase was due principally to costs incurred related to APL’s processing facility expansions, compressor upgrades and pipeline projects.

As of June 30, 2011, we and APL are committed to expend approximately $271.3 million on drilling and completion expenditures, pipeline extensions, compressor station upgrades and processing facility upgrades.

OFF BALANCE SHEET ARRANGEMENTS

As of June 30, 2011, our and APL’s off-balance sheet arrangements are limited to our letters of credit outstanding of $0.8 million, APL’s letters of credit outstanding of $1.7 million and commitments to spend $271.3 million related to our drilling and completion expenditures and our and APL’s capital expenditures.

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

CREDIT FACILITY

On March 22, 2011, we entered into a new credit facility with a syndicate of banks that matures in March 2016. The credit facility has maximum lender commitments of $300 million and a current borrowing base of $160 million. The borrowing base is redetermined semiannually in May and November subject to changes in oil and gas reserves and is automatically reduced by 25% of the stated principal of any senior unsecured notes we issued. Our borrowing base was increased by the lending group to $160.0 million from $125.0 million upon its regularly scheduled May 2011 redetermination. Up to $20.0 million of the credit facility may be in the form of standby letters of credit. The facility is secured by substantially all of our assets and is guaranteed by substantially all of our subsidiaries (excluding APL and its subsidiaries). The credit agreement contains customary covenants that limit our ability to incur additional indebtedness, grant liens, make loans or investments, make distributions if a borrowing base deficiency or default exists or would result from the distribution, merger or consolidation with other persons, or engage in certain asset dispositions including a sale of all or substantially all of our assets. The credit agreement also requires the Partnership to maintain a ratio of Total Funded Debt (as defined in the credit agreement) to four quarters (actual or annualized, as applicable) of EBITDA (as defined in the credit agreement) not greater than 3.75 to 1.0 as of the last day of any fiscal quarter ending on or after June 30, 2011, a ratio of current assets (as defined in the credit agreement) to current liabilities (as defined in the credit agreement) of not less than 1.0 to 1.0 as of the last day of any fiscal quarter, and a ratio of four quarters (actual or annualized, as applicable) of EBITDA to Consolidated Interest Expense (as defined in the credit agreement) of not less than 2.5 to 1.0 as of the last day of any fiscal quarter ending on or after June 30, 2011. Based on the definitions contained in the Partnership’s credit facility, its ratio of current assets to current liabilities was 2.5 to 1.0, its ratio of Total Funded Debt to EBITDA was 0.01 to 1.0 and its ratio of EBITDA to Total Interest Expense was 64.5 to 1.0 at June 30, 2011.

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

Atlas Pipeline Partners

In June 2010, APL sold 8,000 newly-created 12% Cumulative Class C Limited Partner Preferred Units (the “APL Class C Preferred Units”) to AEI for cash consideration of $1,000 per APL Class C Preferred Unit (the “Face Value”). The APL Class C Preferred Units were redeemable by APL for an amount equal to the Face Value of the units being redeemed plus all accrued but unpaid dividends. AEI was entitled to distributions of 12% per annum, paid quarterly on the same date as the distribution payment date for APL’s common units. On February 17, 2011, the APL Class C Preferred Units were acquired from AEI by Chevron as part of AEI’s merger with Chevron. On May 27, 2011, APL redeemed all 8,000 APL Class C Preferred Units outstanding for cash at the liquidation value of $1,000 per unit, or $8.0 million, plus $0.2 million, representing the accrued dividend on the 8,000 APL Class C Preferred Units prior to APL’s redemption. APL no longer has any APL Class C Preferred Units outstanding.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires making estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenue and expenses during the reporting period. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our financial position, results of operations or cash flows. Significant items that are subject to such estimates and assumptions include revenue and expense accruals, depletion, depreciation and amortization, asset impairment, fair value of derivative instruments, the probability of forecasted transactions and the allocation of purchase price to the fair value of assets acquired. A discussion of our significant accounting policies we have adopted and followed in the preparation of our consolidated combined financial statements was included within our Audit Report on Form 10-K for the year ended December 31, 2010 and in Note 2 under Item 1, “Financial Statements” included in this report, and there have been no material changes to these policies through June 30, 2011.

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

We and our subsidiaries are exposed to various market risks, principally fluctuating interest rates and changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We and our subsidiaries manage these risks through regular operating and financing activities and periodic use of derivative financial instruments such as forward contracts and interest rate cap and swap agreements. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on June 30, 2011. Only the potential impact of hypothetical assumptions was analyzed. The analysis does not consider other possible effects that could impact our and our subsidiaries’ business.

Current market conditions elevate our and our subsidiaries’ concern over counterparty risks and may adversely affect the ability of these counterparties to fulfill their obligations to us, if any. The counterparties related to our commodity and interest-rate derivative contracts are banking institutions or their affiliates, who also participate in our revolving credit facilities. The creditworthiness of our counterparties is constantly monitored, and we currently believe them to be financially viable. We are not aware of any inability on the part of our counterparties to perform under their contracts and believe our exposure to non-performance is remote.

Interest Rate Risk. At June 30, 2011, we had no outstanding borrowings under our $160.0 million revolving credit facility. At June 30, 2011, APL had $142.5 million of outstanding borrowings under its $350.0 million senior secured revolving credit facility (on July 8, 2011, the revolving credit facility was increased to $450 million - see “–Subsequent Events”). Holding all other variables constant, including the effect of interest rate derivatives, a hypothetical 100 basis-point or 1% change in variable interest rates would change our consolidated combined interest expense, net of non-controlling interests, by $0.2 million.

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

Holding all other variables constant, including the effect of commodity derivatives, a 10% change in the average price of natural gas, NGLs, condensate and oil would result in a change to our consolidated combined operating income from continuing operations attributable to common limited partners for the twelve-month period ending June 30, 2011 of approximately $5.1 million.

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

At June 30, 2011, we had the following commodity derivatives:

Natural Gas Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(mmbtu)(1)	(per mmbtu) (1)
2011	3,120,000	$4.484
2012	5,520,000	$5.000
2013	3,120,000	$5.288
2014	2,880,000	$5.590
2015	2,880,000	$5.861

Natural Gas Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap
		(mmbtu)(1)	(per mmbtu) (1)
2011	Puts purchased	1,620,000	$3.933
2011	Calls sold	1,620,000	$5.584
2012	Puts purchased	1,920,000	$4.250
2012	Calls sold	1,920,000	$6.084
2013	Puts purchased	3,120,000	$4.750
2013	Calls sold	3,120,000	$6.065

Crude Oil Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap
		(Bbl) (1)	(per Bbl) (1)
2011	Puts purchased	30,000	$90.000
2011	Calls sold	30,000	$125.312
2012	Puts purchased	60,000	$90.000
2012	Calls sold	60,000	$117.912
2013	Puts purchased	60,000	$90.000
2013	Calls sold	60,000	$116.396
2014	Puts purchased	24,000	$80.000
2014	Calls sold	24,000	$121.250
2015	Puts purchased	24,000	$80.000
2015	Calls sold	24,000	$120.750

(1)	“Mmbtu” represents million British Thermal Units; “Bbl” represents barrels.

As of June 30, 2011, APL had the following commodity derivatives:

Fixed Price Swaps

Production Period	Purchased/ Sold	Commodity	Volumes	Average Fixed Price
Natural Gas
2011	Sold	Natural Gas Basis	960,000	(0.728)
2011	Purchased	Natural Gas Basis	960,000	(0.758)
2011	Sold	Natural Gas Basis	2,400,000	4.723
Natural Gas Liquids
2011	Sold	Propane	8,568,000	1.176
2011	Sold	Isobutane	1,008,000	1.618
2011	Sold	Normal Butane	2,772,000	1.580
2011	Sold	Natural Gasoline	6,552,000	2.042
2012	Sold	Propane	19,278,000	1.302
2012	Sold	Normal Butane	2,520,000	1.906
2012	Sold	Natural Gasoline	4,158,000	2.401
Crude Oil
2011	Sold	Crude Oil	60,000	90.680
2012	Sold	Crude Oil	180,000	103.770
Total Fixed Price Swaps

Options

Production Period	Purchased/ Sold	Commodity	Volumes(1)	Average Strike Price
Natural Gas
2011	Purchased	Propane	10,206,000	$1.309
2012	Purchased	Propane	20,160,000	$1.399
Crude Oil
2011	Purchased	Crude Oil	192,000	98.121
2011	Sold	Crude Oil	339,000	93.354
2011	Purchased(2)	Crude Oil	126,000	125.200
2012	Purchased	Crude Oil	156,000	105.003
2012	Sold	Crude Oil	498,000	94.694
2012	Purchased(2)	Crude Oil	180,000	125.200
2013	Purchased(2)	Crude Oil	282,000	100.100

(1)	Volumes for natural gas are stated in MMBTU’s. Volumes for NGLs are stated in gallons. Volumes for crude oil are stated in barrels.
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

Under the supervision and with the participation of our management, including of our Chief Executive Officer and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

On February 17, 2011, we acquired certain producing natural gas and oil properties, an investment management business which sponsors tax-advantaged direct investment natural gas and oil partnerships, and other assets (the “Transferred Business”) from Atlas Energy, Inc. (“AEI”), the former owner of our general partner. In addition, in connection with this acquisition, we have installed the management team that managed the Transferred Business under AEI into our organization, including our Chief Executive Officer and Chief Financial Officer, and adopted AEI’s internal controls over financial reporting under which the Transferred Business operated. However, we continue to integrate these internal controls into our internal control structure. This integration may lead to changes in our internal control over financial reporting in future fiscal reporting periods. Other than the previously mentioned item, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1	Transaction Agreement, by and among Atlas Energy, Inc., Atlas Energy Resources, LLC, Atlas Pipeline Holdings, L.P. and Atlas Pipeline Holdings GP, LLC, dated November 8, 2010. (21)

2.2	Purchase and Sale Agreement, by and among Atlas Pipeline Partners, L.P., APL Laurel Mountain, LLC, Atlas Energy, Inc., and Atlas Energy Resources, LLC, dated November 8, 2010. (21)

2.3	Employee Matters Agreement, by and among Atlas Energy, Inc., Atlas Pipeline Holdings, L.P. and Atlas Pipeline Holdings GP, LLC, dated November 8, 2010. (21)

3.1	Certificate of Limited Partnership of Atlas Pipeline Holdings, L.P.(1)

3.2	Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Holdings, L.P.(13)

3.3	Certificate of Amendment of Limited Partnership of Atlas Pipeline Holdings, L.P.(13)

3.4	Amendment No. 1 to Second Amended and Restated Limited Partnership Agreement of Atlas Pipeline Holdings, L.P.(13)

4.1	Specimen Certificate Representing Common Units(1)

10.1	Certificate of Formation of Atlas Pipeline Holdings GP, LLC(1)

10.2	Second Amended and Restated Limited Liability Company Agreement of Atlas Pipeline Holdings GP, LLC. (13)

10.3(a)	Amended and Restated Limited Liability Company Agreement of Atlas Pipeline Partners GP, LLC(1)

10.3(b)	Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(1)

10.3(c)	Amendment No. 2 to Second Amendment and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(4)

10.3(d)	Amendment No. 3 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(6)

10.3(e)	Amendment No. 4 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(6)

10.3(f)	Amendment No. 5 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(6)

10.3(g)	Amendment No. 6 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(7)

10.3(h)	Amendment No. 7 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(14)

10.3(i)	Amendment No. 8 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(15)

10.4(a)	Long-Term Incentive Plan(6)

10.4(b)	Amendment No. 1 to Long-Term Incentive Plan(26)

10.5	2010 Long-Term Incentive Plan(16)

10.6	Form of Phantom Unit Grant under 2010 Long-Term Incentive Plan(25)

10.7	Form of Stock Option Grant under 2010 Long-Term Incentive Plan(25)

10.8(a)	Amended and Restated Credit Agreement, dated July 27, 2007, amended and restated as of December 22, 2010, among Atlas Pipeline Partners, L.P., the guarantors therein, Wells Fargo Bank, National Association, and other banks party thereto(23)

10.8(b)	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of April 19, 2011 (27)

Exhibit No.	Description

10.8(c)	Incremental Joinder Agreement to the Amended and Restated Credit Agreement, dated as of July 8, 2011 (28)

10.9	Pennsylvania Operating Services Agreement dated as of February 17, 2011 between Atlas Energy, Inc., Atlas Pipeline Holdings, L.P. and Atlas Resources, LLC. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission.(12)

10.10	Petro-Technical Services Agreement, dated as of February 17, 2011 between Atlas Energy, Inc. and Atlas Pipeline Holdings, L.P. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission. (12)

10.11(a)	Base Contract for Sale and Purchase of Natural Gas dated as of November 8, 2010 between Chevron Natural Gas, a division of Chevron U.S.A. Inc. and Atlas Resources, LLC, Viking Resources, LLC, and Resource Energy, LLC. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission. (12)

10.11(b)	Amendment No. 1 to the Base Contract for Sale and Purchase of Natural Gas dated as of November 8, 2010 between Chevron Natural Gas, a division of Chevron U.S.A. Inc. and Atlas Resources, LLC, Viking Resources, LLC, and Resource Energy, LLC, dated as of January 6, 2011. (12)

10.11(c)	Amendment No. 2 to the Base Contract for Sale and Purchase of Natural Gas dated as of November 8, 2010 between Chevron Natural Gas, a division of Chevron U.S.A. Inc. and Atlas Resources, LLC, Viking Resources, LLC, and Resource Energy, LLC, dated as of February 2, 2011. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission. (12)

10.12	Transaction Confirmation, Supply Contract No. 0001, under Base Contract for Sale and Purchase of Natural Gas dated as of November 8, 2010 between Chevron Natural Gas, a division of Chevron U.S.A. Inc. and Atlas Resources, LLC, Viking Resources, LLC, and Resource Energy, LLC, dated February 17, 2011. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission. (12)

10.13	Gas Gathering Agreement for Natural Gas on the Legacy Appalachian System dated as of June 1, 2009 between Laurel Mountain Midstream, LLC and Atlas America, LLC, Atlas Energy Resources, LLC, Atlas Energy Operating Company, LLC, Atlas Noble, LLC, Resource Energy, LLC, Viking Resources, LLC, Atlas Pipeline Partners, L.P. and Atlas Pipeline Operating Partnership, L.P. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission.(12)

10.14	Gas Gathering Agreement for Natural Gas on the Expansion Appalachian System dated as of June 1, 2009 between Laurel Mountain Midstream, LLC and Atlas America, LLC, Atlas Energy Resources, LLC, Atlas Energy Operating Company, LLC, Atlas Noble, LLC, Resource Energy, LLC, Viking Resources, LLC, Atlas Pipeline Partners, L.P. and Atlas Pipeline Operating Partnership, L.P. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission.(12)

10.15	Employment Agreement between Atlas Energy, L.P. and Edward E. Cohen dated as of May 13, 2011(12)

10.16	Employment Agreement between Atlas Energy, L.P. and Jonathon Z. Cohen dated as of May 13, 2011(12)

10.17	Securities Purchase Agreement, dated July 27, 2010, by and among Atlas Pipeline Mid-Continent, LLC, Atlas Pipeline Partners, L.P., Enbridge Pipelines (Texas Gathering) L.P. and Enbridge Energy Partners, L.P.(18)

Exhibit No.	Description

10.18	Letter Agreement, dated as of August 31, 2009, between Atlas America, Inc. and Eric Kalamaras(12)

10.19	Phantom Unit Grant Agreement between Atlas Pipeline Mid-Continent, LLC and Eric Kalamaras, dated September 14, 2009(12)

10.20	Form of Grant of Phantom Units to Non-Employee Managers (20)

10.21	Letter Agreement, by and between Atlas Pipeline Partners, L.P. and Atlas Pipeline Holdings, L.P., dated November 8, 2010(21)

10.22	Non-Competition and Non-Solicitation Agreement, by and between Chevron Corporation and Edward E. Cohen, dated as of November 8, 2010(22)

10.23	Non-Competition and Non-Solicitation Agreement, by and between Chevron Corporation and Jonathan Z. Cohen, dated as of November 8, 2010(22)

10.24	Credit Agreement, dated as of March 22, 2011, among Atlas Energy, L.P. as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto(24)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification

31.2	Rule 13(a)-14(a)/14(d)-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	XBRL Instance Document(29)

101.SCH	XBRL Schema Document(29)

101.CAL	XBRL Calculation Linkbase Document(29)

101.LAB	XBRL Label Linkbase Document(29)

101.PRE	XBRL Presentation Linkbase Document(29)

101.DEF	XBRL Definition Linkbase Document(29)

(1)	Previously filed as an exhibit to the registration statement on Form S-1 (File No. 333-130999).
(2)	[Intentionally omitted]
(3)	[Intentionally omitted]
(4)	Previously filed as an exhibit to current report on Form 8-K filed July 30, 2007.
(5)	[Intentionally omitted]
(6)	Previously filed as an exhibit to annual report on Form 10-K for the year ended December 31, 2008.
(7)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended March 31, 2009.
(8)	[Intentionally omitted]
(9)	[Intentionally omitted]
(10)	Previously filed as an exhibit to current report on Form 8-K filed June 1, 2009.
(11)	[Intentionally omitted]
(12)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended March 31, 2011.
(13)	Previously filed as an exhibit to current report on Form 8-K filed on February 24, 2011.
(14)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on April 2, 2010.
(15)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on July 7, 2010.
(16)	Previously filed as an exhibit to current report on Form 8-K filed on November 12, 2010.
(17)	[Intentionally omitted]
(18)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on July 29, 2010.
(19)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on September 1, 2010.
(20)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended September 30, 2010.
(21)	Previously filed as an exhibit to current report on Form 8-K filed November 12, 2010.
(22)	Previously filed as an exhibit to Atlas Energy, Inc.’s current report on Form 8-K filed on November 12, 2010.

(23)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on December 23, 2010.
(24)	Previously filed as an exhibit to current report on Form 8-K filed on March 25, 2011.
(25)	Previously filed as an exhibit to the registration statement on Form S-8 filed on March 25, 2011.
(26)	Previously filed as an exhibit to annual report on Form 10-K for the year ended December 31, 2010.
(27)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s quarterly report on Form 10-Q for the quarter ended March 31, 2011.
(28)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on July 11, 2011.
(29)	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS ENERGY, L.P.
	By:	Atlas Energy GP, LLC, its General Partner

Date: August 5, 2011	By:	/s/ EDWARD E. COHEN
Edward E. Cohen
Chief Executive Officer and President

Date: August 5, 2011	By:	/s/ SEAN P. MCGRATH
Sean P. McGrath
Chief Financial Officer

Date: August 5, 2011	By:	/s/ JEFFREY M. SLOTTERBACK
Jeffrey M. Slotterback
Chief Accounting Officer