Form 10-Q
period 2011-09-30
Atlas Energy, L.P.
filed 2011-11-09
CIK 1347218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of outstanding common units of the registrant on November 1, 2011 was 51,265,688.

ATLAS ENERGY, L.P. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS ENERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED COMBINED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$72,384	$247
Accounts receivable	143,836	120,697
Current portion of derivative asset	17,998	36,621
Prepaid expenses and other	31,755	23,652

Total current assets	265,973	181,217

Property, plant and equipment, net	2,008,075	1,849,486
Intangible assets, net	110,704	128,543
Investment in joint venture	86,688	153,358
Goodwill, net	31,784	31,784
Long-term derivative asset	34,299	36,125
Other assets, net	44,679	54,749

	$2,582,202	$2,435,262

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Current portion of long-term debt	$2,054	$35,625
Accounts payable	85,684	75,339
Liabilities associated with drilling contracts	33,194	65,072
Accrued producer liabilities	89,658	72,996
Current portion of derivative liability	—	4,917
Current portion of derivative payable to Drilling Partnerships	23,664	30,797
Accrued interest	5,896	1,921
Accrued well drilling and completion costs	17,433	30,126
Advances from affiliates	—	14,335
Accrued liabilities	60,954	42,654

Total current liabilities	318,537	373,782

Long-term debt, less current portion	423,927	565,764
Long-term derivative liability	—	11,901
Long-term derivative payable to Drilling Partnerships	19,808	34,796
Other long-term liabilities	44,070	42,896

Commitments and contingencies

Partners’ Capital:
Common limited partners’ interests	573,839	413,054
Accumulated other comprehensive income	12,693	3,882

	586,532	416,936
Non-controlling interests	1,189,328	989,187

Total partners’ capital	1,775,860	1,406,123

	$2,582,202	$2,435,262

See accompanying notes to consolidated combined financial statements.

ATLAS ENERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED COMBINED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Gas and oil production	$16,305	$20,106	$51,654	$70,816
Well construction and completion	35,657	60,748	64,336	176,685
Gathering and processing	357,620	232,774	983,572	683,336
Administration and oversight	2,337	3,561	5,073	7,473
Well services	4,910	5,497	15,051	15,589
Gain (loss) on mark-to-market derivatives	23,760	(6,801)	8,952	3,738
Other, net	890	4,130	26,657	10,631

Total revenues	441,479	320,015	1,155,295	968,268

Costs and expenses:
Gas and oil production	3,990	6,257	11,953	16,863
Well construction and completion	30,449	51,481	54,754	149,724
Gathering and processing	301,625	196,218	832,080	575,207
Well services	2,043	2,416	6,077	7,691
General and administrative	18,617	8,037	57,046	25,350
Depreciation, depletion and amortization	27,541	30,364	81,518	87,576

Total costs and expenses	384,265	294,773	1,043,428	862,411

Operating income	57,214	25,242	111,867	105,857
Gain (loss) on asset sales	8	—	255,722	(2,947)
Interest expense	(6,315)	(24,089)	(30,960)	(76,229)
Loss on early extinguishment of debt	—	(4,359)	(19,574)	(4,359)

Income (loss) from continuing operations	50,907	(3,206)	317,055	22,322

Discontinued operations:
Gain on sale of discontinued operations	—	311,492	—	311,492
Income (loss) from discontinued operations	—	(5,565)	(81)	9,192

Net income	50,907	302,721	316,974	343,006
Income attributable to non-controlling interests	(43,794)	(252,564)	(263,097)	(255,059)

Net income after non-controlling interests	7,113	50,157	53,877	87,947
Income not attributable to common limited partners (results of operations of the Transferred Business as of and prior to February 17, 2011, the date of acquisition (see Note 2))	—	(15,711)	(4,711)	(56,005)

Net income attributable to common limited partners	$7,113	$34,446	$49,166	$31,942

Net income attributable to common limited partners per unit – basic:
Income (loss) from continuing operations attributable to common limited partners	$0.13	$(0.13)	$1.02	$(0.29)
Income from discontinued operations attributable to common limited partners	—	1.37	—	1.44

Net income attributable to common limited partners	$0.13	$1.24	$1.02	$1.15

Net income attributable to common limited partners per unit – diluted:
Income (loss) from continuing operations attributable to common limited partners	$0.13	$(0.13)	$0.99	$(0.29)
Income from discontinued operations attributable to common limited partners	—	1.37	—	1.44

Net income attributable to common limited partners	$0.13	$1.24	$0.99	$1.15

Weighted average common limited partner units outstanding:
Basic	51,257	27,704	47,212	27,704

Diluted	53,100	27,704	48,507	27,704

Net income attributable to common limited partners:
Income (loss) from continuing operations	$7,113	$(3,552)	$49,176	$(7,918)
Income (loss) from discontinued operations	—	37,998	(10)	39,860

Net income attributable to common limited partners	$7,113	$34,446	$49,166	$31,942

See accompanying notes to consolidated combined financial statements.

ATLAS ENERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED COMBINED STATEMENT OF PARTNERS’ CAPITAL

(in thousands, except unit data)

(Unaudited)

	Common Limited Partners’ Capital		Accumulated Other Comprehensive	Non- Controlling
	Units	$	Income	Interests	Total

Balance at January 1, 2011	27,835,254	$413,054	$3,882	$989,187	$1,406,123
Issuance of common limited partner units related to the acquisition of the Transferred Business (see Note 3)	23,379,384	372,200	—	—	372,200
Net transaction adjustment related to the acquisition of the Transferred Business (see Note 3)	—	(254,886)	—	—	(254,886)
APL distributions to non-controlling interests	—	—	—	(61,003)	(61,003)
Unissued common units under incentive plans	—	8,910	—	2,300	11,210
Issuance of units under incentive plans	46,050	118	—	468	586
Distributions paid to common limited partners	—	(18,859)	—	—	(18,859)
Distributions equivalent rights paid on unissued units under incentive plans	—	(575)	—	(551)	(1,126)
APL preferred unit distribution	—	—	—	(629)	(629)
APL preferred unit redemption	—	—	—	(8,000)	(8,000)
Other comprehensive income	—	—	8,811	4,459	13,270
Income not attributable to common limited partners (results of operations of the Transferred Business as of and prior to February 17, 2011, the date of acquisition (see Note 2))	—	4,711	—	—	4,711
Net income	—	49,166	—	263,097	312,263

Balance at September 30, 2011	51,260,688	$573,839	$12,693	$1,189,328	$1,775,860

See accompanying notes to consolidated combined financial statements.

ATLAS ENERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED COMBINED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$316,974	$343,006
Income (loss) from discontinued operations	(81)	320,684

Income from continuing operations	317,055	22,322
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation, depletion and amortization	81,518	87,576
Amortization of deferred finance costs	8,286	4,802
Non-cash loss on derivative value, net	(412)	(4,305)
Non-cash compensation expense	11,210	3,892
(Gain) loss on asset sales and dispositions	(255,722)	2,947
Loss on early extinguishment of debt	19,574	4,359
Distributions paid to non-controlling interests	(61,554)	(4,125)
Equity income in unconsolidated companies	(18,998)	(3,943)
Distributions received from unconsolidated companies	17,545	8,764
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses and other	(37,255)	66,393
Accounts payable and accrued liabilities	(20,353)	(8,049)

Net cash provided by continuing operating activities	60,894	180,633
Net cash provided by (used in) discontinued operating activities	(81)	24,490

Net cash provided by operating activities	60,813	205,123

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(184,414)	(101,910)
Investments in unconsolidated companies	(97,250)	(13,234)
Net proceeds from asset sales	411,520	210
Other	(2,226)	580

Net cash provided by (used in) continuing investing activities	127,630	(114,354)
Net cash used in discontinued investing activities	—	667,605

Net cash provided by (used in) investing activities	127,630	553,251

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	1,065,500	273,000
Repayments under credit facilities	(937,000)	(595,000)
Repayments of long-term debt	(329,314)	(433,504)
Net proceeds from equity offerings	—	15,319
Issuance of Atlas Pipeline Partners, L.P.’s preferred units	—	8,000
Redemption of Atlas Pipeline Partners, L.P.’s preferred units	(8,000)	—
Distributions paid to unit holders	(18,859)	—
Net transaction adjustment related to the acquisition of the Transferred Business (see Note 3)	117,314	—
Net investment received from Atlas Energy, Inc. prior to February 17, 2011 (see Note 3)	—	(24,359)
Deferred financing costs and other	(5,947)	(2,718)

Net cash used in financing activities	(116,306)	(759,262)

Net change in cash and cash equivalents	72,137	(888)
Cash and cash equivalents, beginning of period	247	1,103

Cash and cash equivalents, end of period	$72,384	$215

See accompanying notes to consolidated combined financial statements.

ATLAS ENERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Atlas Energy, L.P., (the “Partnership” or “Atlas Energy”) is a publicly-traded Delaware limited partnership, formerly known as Atlas Pipeline Holdings, L.P. (NYSE: ATLS). On February 17, 2011, the Partnership acquired certain producing natural gas and oil properties, an investment management business which sponsors tax-advantaged direct investment natural gas and oil partnerships, and other assets (the “Transferred Business” – see Note 18) from Atlas Energy, Inc. (“AEI”), the former owner of its general partner (see Note 3).

The Partnership also maintains ownership interests in the following entities:

•

Atlas Pipeline Partners, L.P. (“APL”), a publicly traded Delaware limited partnership (NYSE: APL) and midstream energy service provider engaged in the gathering and processing of natural gas in the Mid-Continent and Appalachia regions of the United States. At September 30, 2011, the Partnership owned a 2.0% general partner interest, all of the incentive distribution rights, and an approximate 10.7% common limited partner interest; and

•

Lightfoot Capital Partners, LP (“Lightfoot LP”) and Lightfoot Capital Partners GP, LLC (“Lightfoot GP”), the general partner of Lightfoot L.P. (collectively, “Lightfoot”), entities which incubate new master limited partnerships (“MLPs”) and invest in existing MLPs. At September 30, 2011, the Partnership had an approximate direct and indirect 18% ownership interest in Lightfoot GP. The Partnership also had direct and indirect ownership interest in Lightfoot LP (see Note 18).

The accompanying consolidated combined financial statements, which are unaudited except that the balance sheet at December 31, 2010 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. These interim consolidated combined financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 (see Note 2). Certain amounts in the prior year’s consolidated combined financial statements have also been reclassified to conform to the current year presentation, including amounts related to APL’s Elk City system, which have been reclassified to discontinued operations following the sale of that system in September 2010 (see Note 5). The results of operations for the three and nine month periods ended September 30, 2011 may not necessarily be indicative of the results of operations for the full year ending December 31, 2011.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Combination

The consolidated combined financial statements include the accounts of the Partnership and its consolidated subsidiaries, all of which are wholly-owned at September 30, 2011 except for APL, which is controlled by the Partnership (see Note 18). The non-controlling ownership interests in the net income (loss) of APL are reflected within non-controlling interests on the Partnership’s consolidated combined statements of operations. The non-controlling interests in the assets and liabilities of APL are reflected as a component of partners’ capital on the Partnership’s consolidated combined balance sheets. All material intercompany transactions have been eliminated.

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

•

Retrospectively adjusted its consolidated combined balance sheet as of December 31, 2010, its consolidated combined statement of partners’ capital for the nine months ended September 30, 2011, its consolidated combined statements of operations for the nine months ended September 30, 2011 and the three and nine months ended September 30, 2010, and its consolidated combined statements of cash flows for the nine months ended September 30, 2011 and 2010 and the notes to such consolidated combined financial statements to reflect its results combined with the results of the Transferred Business as of or at the beginning of the respective period; and

•

Adjusted the presentation of its consolidated combined statements of operations for the nine months ended September 30, 2011 and the three and nine months ended September 30, 2010 to reflect the results of operations attributable to the Transferred Business prior to the date of acquisition as a reduction of net income (loss) to determine income (loss) attributable to common limited partners. However, the Transferred Business’ historical financial statements prior to the date of acquisition do not reflect general and administrative expenses and interest expense. The Transferred Business was not managed by AEI as a separate business segment and did not have identifiable labor and other ancillary costs. The general and administrative and interest expenses of AEI prior to the date of acquisition, including the exploration and production business segment, related primarily to business activities associated with the business sold to Chevron Corporation in February 2011 and not activities related to the Transferred Business (see Note 3).

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

The Partnership’s consolidated combined financial statements also include APL’s 95% ownership interest in joint ventures which individually own a 100% ownership interest in the West OK natural gas gathering system and processing plants and a 72.8% undivided interest in the West TX natural gas gathering system and processing plants. APL consolidates 100% of these joint ventures. The Partnership reflects the non-controlling 5% ownership interest in the joint ventures as non-controlling interests on its consolidated combined statements of operations. The Partnership also reflects the 5% ownership interest in the net assets of the joint ventures as non-controlling interests within partners’ capital on its consolidated combined balance sheets. The joint ventures have a $1.9 billion note receivable from the holder of the 5% ownership interest in the joint ventures, which was reflected within non-controlling interests on the Partnership’s consolidated combined balance sheets.

The West TX joint venture has a 72.8% undivided joint venture interest in the West TX system, of which the remaining 27.2% interest is owned by Pioneer Natural Resources Company (NYSE: PXD). Due to the West TX system’s status as an undivided joint venture, the West TX joint venture proportionally consolidates its 72.8% ownership interest in the assets and liabilities and operating results of the West TX system.

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

The natural gas industry principally conducts its business by processing actual transactions as many as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following month’s financial results. Management believes that the operating results presented for the three and nine months ended September 30, 2011 and 2010 represent actual results in all material respects (see “Revenue Recognition” accounting policy for further description).

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

The Partnership’s depletion expense is determined on a field-by-field basis using the units-of-production method. Depletion rates for leasehold acquisition costs are based on estimated proved reserves, and depletion rates for well and related equipment costs are based on proved developed reserves associated with each field. Depletion rates are determined based on reserve quantity estimates and the capitalized costs of undeveloped and developed producing properties. Capitalized costs of developed producing properties in each field are aggregated to include the Partnership’s costs of property interests in proportionately consolidated investment partnerships, joint venture wells, wells drilled solely by the Partnership for its interests, properties purchased and working interests with other outside operators.

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

The determination of oil and natural gas reserve estimates is a subjective process, and the accuracy of any reserve estimate depends on the quality of available data and the application of engineering and geological interpretation and judgment. Estimates of economically recoverable reserves and future net cash flows depend on a number of variable factors and assumptions that are difficult to predict and may vary considerably from actual results. In particular, the Partnership’s reserve estimates for its investment in the Drilling Partnerships are based on its own assumptions rather than its proportionate share of the limited partnerships’ reserves. These assumptions include the Partnership’s actual capital contributions, an additional carried interest (generally 5% to 10%), a disproportionate share of salvage value upon plugging of the wells and lower operating and administrative costs.

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

The Partnership’s method of calculating its reserves may result in reserve quantities and values which are greater than those which would be calculated by the Drilling Partnerships, which the Partnership sponsors and owns an interest in but does not control. The Partnership’s reserve quantities include reserves in excess of its proportionate share of reserves in a Drilling Partnership which the Partnership may be unable to recover due to the Drilling Partnership’s legal structure. The Partnership may have to pay additional consideration in the future as a well or Drilling Partnership becomes uneconomic under the terms of the Drilling Partnership’s agreement in order to recover these excess reserves and to acquire any additional residual interests in the wells held by other partnership investors. The acquisition of any well interest from the Drilling Partnership by the Partnership is governed under the Drilling Partnership’s agreement and in general, must be at fair market value supported by an appraisal of an independent expert selected by the Partnership. There were no impairments of proved oil and gas properties recorded by the Partnership for the three and nine months ended September 30, 2011 and 2010.

Unproved properties are reviewed annually for impairment or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment charges are recorded if conditions indicate the Partnership will not explore the acreage prior to expiration of the applicable leases or if it is determined that the carrying value of the properties is above their fair value. There were no impairments of unproved oil and gas properties recorded by the Partnership for the three and nine months ended September 30, 2011 and 2010.

During the three months ended December 31, 2010, the Partnership recognized a $50.7 million asset impairment related to oil and gas properties within property, plant and equipment on its consolidated combined balance sheet for its shallow natural gas wells in Tennessee. This impairment related to the carrying amount of these oil and gas properties being in excess of its estimate of their fair value at December 31, 2010. The estimate of fair value of these oil and gas properties was impacted by, among other factors, the deterioration of natural gas prices at the date of measurement.

Capitalized Interest

The Partnership and its subsidiaries capitalize interest on borrowed funds related to capital projects only for periods that activities are in progress to bring these projects to their intended use. The weighted average rate used to capitalize interest on combined borrowed funds by the Partnership in the aggregate was 6.3% and 7.7% for the three months ended September 30, 2011 and 2010, respectively, and 7.0% and 7.5% for the nine months ended September 30, 2011 and 2010, respectively. The aggregate amount of interest capitalized by the Partnership was $1.7 million and $0.2 million for the three months ended September 30, 2011 and 2010, respectively, and $3.2 million and $0.6 million for the nine months ended September 30, 2011 and 2010, respectively.

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

The following table reflects the components of intangible assets being amortized at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010	Estimated Useful Lives In Years
Gross Carrying Amount:
Customer contracts and relationships	$205,313	$205,313	7 – 10
Partnership management and operating contracts	14,344	14,344	1 – 13

	$219,657	$219,657

Accumulated Amortization:
Customer contracts and relationships	$(96,261)	$(78,934)
Partnership management and operating contracts	(12,692)	(12,180)

	$(108,953)	$(91,114)

Net Carrying Amount:
Customer contracts and relationships	$109,052	$126,379
Partnership management and operating contracts	1,652	2,164

	$110,704	$128,543

Amortization expense on intangible assets was $5.9 million and $6.0 million for the three months ended September 30, 2011 and 2010, respectively, and $17.8 million and $17.9 million for the nine months ended September 30, 2011 and 2010, respectively. Aggregate estimated annual amortization expense for all of the contracts described above for the next five years ending December 31 is as follows: 2011 - $23.8 million; 2012 - $23.3 million; 2013 - $23.3 million; 2014 - $19.7 million; and 2015 - $14.7 million.

Goodwill

At September 30, 2011 and December 31, 2010, the Partnership had $31.8 million of goodwill recorded in connection with its prior consummated acquisitions. There were no changes in the carrying amount of goodwill for the three and nine months ended September 30, 2011 and 2010.

The Partnership tests its goodwill for impairment at each year end by comparing its reporting unit estimated fair values to carrying values. Because quoted market prices for the reporting units are not available, the Partnership’s management must apply judgment in determining the estimated fair value of these reporting units. The Partnership’s management uses all available information to make these fair value determinations, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets. A key component of these fair value determinations is a reconciliation of the sum of the fair value calculations to the Partnership’s market capitalization. The observed market prices of individual trades of an entity’s equity securities (and thus its computed market capitalization) may not be representative of the fair value of the entity as a whole. Substantial value may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity. Consequently, measuring the fair value of a collection of assets and liabilities that operate together in a controlled entity is different from measuring the fair value of that entity on a stand-alone basis. In most industries, including the Partnership’s, an acquiring entity typically is willing to pay more for equity securities that give it a controlling interest than an investor would pay for a number of equity securities representing less than a controlling interest. Therefore, once the above fair value calculations have been determined, the Partnership’s management also considers the inclusion of a control premium within the calculations. This control premium is judgmental and is based on, among other items, observed acquisitions in the Partnership’s industry. The resultant fair values calculated for the reporting units are compared to observable metrics on large mergers and acquisitions in the Partnership’s industry to determine whether those valuations appear reasonable in management’s judgment. The Partnership will continue to evaluate goodwill at least annually or when impairment indicators arise. During the three and nine months ended September 30, 2011 and 2010, no impairment indicators arose and no goodwill impairments were recognized by the Partnership.

Capital Leases

Leased property and equipment meeting capital lease criteria are capitalized based on the minimum payments required under the lease and are included within property plant and equipment on the Partnership’s consolidated balance sheets. Obligations under capital leases are accounted for as current and noncurrent liabilities and are included within debt on the Partnership’s consolidated combined balance sheets. Amortization is calculated on a straight-line method based upon the estimated useful lives of the assets.

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

The following is a reconciliation of net income (loss) from continuing operations and net income from discontinued operations allocated to the common limited partners for purposes of calculating net income (loss) attributable to common limited partners per unit (in thousands, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Continuing operations:
Net income (loss)	$50,907	$(3,206)	$317,055	$22,322

(Income) loss attributable to non-controlling interests	(43,794)	15,365	(263,168)	25,765
Income not attributable to common limited partners (results of operations of the Transferred Business as of and prior to February 17, 2011, the date of acquisition (see Note 2))	—	(15,711)	(4,711)	(56,005)

Net income attributable to common limited partners	7,113	(3,552)	49,176	(7,918)
Less: Net income attributable to participating securities – phantom units(1)	(240)	—	(1,217)	—

Net income (loss) utilized in the calculation of net income (loss) from continuing operations attributable to common limited partners per unit	$6,873	$(3,552)	$47,959	$(7,918)

Discontinued operations:
Net income (loss)	$—	$305,927	$(81)	$320,684
(Income) loss attributable to non-controlling interests	—	(267,929)	71	(280,824)

Net income (loss) utilized in the calculation of net income from discontinued operations attributable to common limited partners per unit	$—	$37,998	$(10)	$39,860

(1)	Net income attributable to common limited partners’ ownership interests is allocated to the phantom units on a pro-rata basis (weighted average phantom units outstanding as a percentage of the sum of the weighted average phantom units and common limited partner units outstanding). For the three and nine months ended September 30, 2010, net loss attributable to common limited partners’ ownership interest is not allocated to approximately 145,000 and 141,000 phantom units, respectively, because the contractual terms of the phantom units as participating securities do not require the holders to share in the losses of the entity.

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

The following table sets forth the reconciliation of the Partnership’s weighted average number of common limited partner units used to compute basic net income (loss) attributable to common limited partners per unit with those used to compute diluted net income (loss) attributable to common limited partners per unit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted average common limited partners per unit - basic	51,257	27,704	47,212	27,704
Add effect of dilutive incentive awards(1)	1,843	—	1,295	—

Weighted average common limited partners per unit - diluted	53,100	27,704	48,507	27,704

(1)	For the three and nine months ended September 30, 2010, approximately 198,000 and 185,000 units, respectively, were excluded from the computation of diluted earnings attributable to common limited partners per unit because the inclusion of such units would have been anti-dilutive.

Revenue Recognition

Certain energy activities are conducted by the Partnership through and a portion of its revenues are attributable to, the Drilling Partnerships. The Partnership contracts with the Drilling Partnerships to drill partnership wells. The contracts require that the Drilling Partnerships must pay the Partnership the full contract price upon execution. The income from a drilling contract is recognized as the services are performed using the percentage of completion method. The contracts are typically completed between 60 and 270 days. On an uncompleted contract, the Partnership classifies the difference between the contract payments it has received and the revenue earned as a current liability titled “Liabilities Associated with Drilling Contracts” on the Partnership’s consolidated balance sheets. The Partnership recognizes well services revenues at the time the services are performed. The Partnership is also entitled to receive management fees according to the respective partnership agreements and recognizes such fees as income when earned and includes them in administration and oversight revenues within its consolidated combined statements of operations.

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

The Partnership accrues unbilled revenue due to timing differences between the delivery of natural gas, NGLs, crude oil and condensate and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Partnership’s and APL’s records and management estimates of the related commodity sales and transportation and compression fees which are, in turn, based upon applicable product prices (see “–Use of Estimates” accounting policy for further description). The Partnership had unbilled revenues at September 30, 2011 and December 31, 2010 of $79.8 million and $78.6 million, respectively, which were included in accounts receivable within the Partnership’s consolidated combined balance sheets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$50,907	$302,721	$316,974	$343,006
Income attributable to non-controlling interests	(43,794)	(252,564)	(263,097)	(255,059)
Income not attributable to common limited partners (results of operations of the Transferred Business as of and prior to February 17, 2011, the date of acquisition (see Note 2))	—	(15,711)	(4,711)	(56,005)

Net income (loss) attributable to common unitholders	7,113	34,446	49,166	31,942
Other comprehensive income (loss):
Net change in fair value of derivative instruments accounted for as cash flow hedges	10,884	10,235	17,733	31,341
Reclassification adjustment for realized gains in net income (loss)	1,434	7,292	(4,470)	11,653
Net change in non-controlling interest related to items in other comprehensive income	(1,498)	(12,312)	(4,452)	(30,706)

Total other comprehensive income	10,820	5,215	8,811	12,288

Comprehensive income attributable to common unitholders	$17,933	$39,661	$57,977	$44,230

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

In December 2010, the FASB issued Accounting Standards Update 2010-28, Intangibles–Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“Update 2010-28”). Update 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist in between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Partnership applied the requirements of Update 2010-28 upon its adoption on January 1, 2011, and it did not have a material impact on its financial position, results of operations or related disclosures.

Recently Issued Accounting Standards

In September 2011, the FASB issued Accounting Standards Update 2011-08, Intangibles–Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“Update 2011-08”). The amendments in Update 2011-08 permit an entity to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The “more likely than not” threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines it is not “more likely than not” that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. Under the amendments in Update 2011-08, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. Update 2011-08 will be effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Partnership will apply the requirements of Update 2011-08 upon its effective date of January 1, 2012, and it does not anticipate it having a material impact on its financial position, results of operations or related disclosures.

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

In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“Update 2011-04”). The amendments in Update 2011-04 revise the wording used to describe many of the requirements for measuring fair value and for disclosing information about fair value measurements in U.S. GAAP. For many of the amendments, the guidance is not necessarily intended to result in a change in the application of the requirements in Topic 820; rather it is intended to clarify the intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. As a result, Update 2011-04 aims to provide common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Update 2011-04 will be effective for interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The Partnership will apply the requirements of Update 2011-04 upon its effective date of January 1, 2012, and it does not anticipate it having a material impact on its financial position, results of operations or related disclosures.

NOTE 3 – ACQUISITION FROM ATLAS ENERGY, INC.

On February 17, 2011, the Partnership acquired the Transferred Business from AEI (see Note 18), the former parent of its general partner, which included the following assets:

•

AEI’s investment management business which sponsors tax-advantaged direct investment natural gas and oil partnerships, through which the Partnership funds a portion of its natural gas and oil well drilling;

•

proved reserves located in the Appalachian Basin, the Niobrara formation in Colorado, the New Albany Shale of west central Indiana, the Antrim Shale of northern Michigan and the Chattanooga Shale of northeastern Tennessee;

•	certain producing natural gas and oil properties, upon which the Partnership is the developer and producer;

•	all of the ownership interests in Atlas Energy GP, LLC, the Partnership’s general partner (“General Partner”); and

•	a direct and indirect ownership interest in Lightfoot (see Notes 1 and 7).

For the assets acquired and liabilities assumed, the Partnership issued approximately 23.4 million of its common limited partner units and paid $30.0 million in cash consideration. Based on the Partnership’s February 17, 2011 common unit closing price of $15.92, the common units issued to AEI were valued at approximately $372.2 million. In connection with the transaction, the Partnership also received $124.7 million with respect to a contractual cash transaction adjustment from AEI related to certain liabilities assumed by the Transferred Business, including certain amounts subject to a reconciliation period following the consummation of the transaction. Including the cash transaction adjustment, the net book value of the Transferred Business was approximately $528.7 million.

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

In accordance with prevailing accounting literature, management of the Partnership determined that the acquisition of the Transferred Business constituted a transaction between entities under common control (see Note 2). As such, the Partnership recognized the assets acquired and liabilities assumed at historical carrying value at the date of acquisition, with the difference between the purchase price and the net book value of the assets recognized as an adjustment to partners’ capital. The Partnership recognized a non-cash decrease of $254.5 million in partner’s capital on its consolidated combined balance sheet based on the excess net book value above the value of the consideration paid to AEI. The following table presents the historical carrying value of the assets acquired and liabilities assumed, including any effect of cash transaction adjustments, as of February 17, 2011 (in thousands):

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

NOTE 4 – APL INVESTMENT IN JOINT VENTURE

On May 11, 2011, APL acquired a 20% interest in West Texas LPG Pipeline Limited Partnership (“West Texas LPG”) from Buckeye Partners, L.P. (NYSE: BPL) for $85.0 million. West Texas LPG owns a common-carrier pipeline system that transports natural gas liquids from New Mexico and Texas to Mont Belvieu, Texas for fractionation. West Texas LPG is operated by Chevron Pipeline Company, a subsidiary of Chevron, which owns the remaining 80% interest. APL has accounted for its ownership interest in West Texas LPG under the equity method of accounting, with recognition of its ownership interest in the income of West Texas LPG in other, net on the Partnership’s consolidated combined statements of operations. During the three and nine months ended September 30, 2011, APL recognized $1.8 million and $2.5 million, respectively, of equity income within other, net on the Partnership’s consolidated combined statements of operations related to its West Texas LPG interest.

NOTE 5 – DISCONTINUED OPERATIONS

On September 16, 2010, APL completed the sale of its Elk City natural gas gathering and processing system to Enbridge Energy Partners, L.P. (NYSE: EEP) for $682.0 million in cash, excluding any working capital or other adjustments. APL used the net proceeds from the transaction to terminate its term loan and reduce borrowings under its revolving credit facility (see Note 9). The Partnership accounted for the sale of the Elk City system assets as discontinued operations within its consolidated combined financial statements and recorded a gain of $311.5 million on the sale within income (loss) from discontinued operations on its consolidated combined statement of operations during the period the transaction occurred.

The following table summarizes the components included within income (loss) from discontinued operations on the Partnership’s consolidated combined statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total revenues	$—	$29,912	$—	$129,928
Total costs and expenses	—	(35,477)	(81)	(120,736)

Income (loss) from discontinued operations	$—	$(5,565)	$(81)	$9,192

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment at the dates indicated (in thousands):

			Estimated
	September 30,	December 31,	Useful Lives
	2011	2010	in Years
Natural gas and oil properties:
Proved properties:
Leasehold interests	$49,780	$46,495
Pre-development costs	16,505	2,337
Wells and related equipment	815,623	798,269

Total proved properties	881,908	847,101
Unproved properties	42,843	42,520
Support equipment	9,655	8,138

Total natural gas and oil properties	934,406	897,759
Pipelines, processing and compression facilities	1,548,889	1,370,230	2 – 40
Rights of way	158,687	156,797	20 – 40
Land, buildings and improvements	22,919	14,465	3 – 40
Other	21,316	26,367	3 – 10

	2,686,217	2,465,618

Less – accumulated depreciation, depletion and amortization	(678,142)	(616,132)

	$2,008,075	$1,849,486

NOTE 7 – OTHER ASSETS

The following is a summary of other assets at the dates indicated (in thousands):

	September 30,	December 31,
	2011	2010
Deferred financing costs, net of accumulated amortization of $18,054 and $24,436 at September 30, 2011 and December 31, 2010, respectively	$21,632	$28,327
Investment in Lightfoot	20,010	18,912
Security deposits	3,037	2,841
Long-term derivative receivable from Drilling Partnerships	—	4,669

	$44,679	$54,749

Deferred finance costs are recorded at cost and amortized over the term of the respective debt agreements (see Note 9). In April 2011, APL recorded $5.2 million related to accelerated amortization of deferred financing costs associated with the retirement of its 8.125% Senior Notes and partial redemption of its 8.75% Senior Notes (see Note 9), which is included within loss on early extinguishment of debt on the Partnership’s consolidated combined statement of operations. In March 2011, the Partnership recorded $4.9 million of accelerated amortization of deferred financing costs associated with the retirement of its $70.0 million credit facility (see Note 9), which is included within interest expense on the Partnership’s consolidated combined statement of operations. In September 2010, APL recorded $4.4 million of accelerated amortization of deferred financing costs associated with the retirement of its term loan with the proceeds from the sale of its Elk City system (see Note 5), which is included within loss on early extinguishment of debt on the Partnership’s consolidated combined statement of operations.

The Partnership owns, directly and indirectly, approximately 13% of Lightfoot LP at September 30, 2011 (see Note 18). In addition, at September 30, 2011, the Partnership owns, directly and indirectly, approximately 18% of Lightfoot GP (see Note 18), the general partner of Lightfoot LP, an entity for which Jonathan Cohen, Chairman of the General Partner’s Board of Directors, is the Chairman of the Board. The Partnership has certain co-investment rights until such point as Lightfoot LP raises additional capital through a private offering to institutional investors or a public offering. Lightfoot LP has initial equity funding commitments of approximately $160.0 million and focuses its investments primarily on incubating new master limited partnerships and providing capital to existing MLPs in need of additional equity or structured debt. The Partnership accounts for its investment in Lightfoot under the equity method of accounting. During the nine months ended September 30, 2011, the Partnership recorded a gain associated with its equity ownership interest in Lightfoot of $15.0 million pertaining to its share of Lightfoot LP’s gain recognized on the sale of International Resource Partners LP (“IRP”), its metallurgical and steam coal business, in March 2011. This gain was recorded within other, net on the Partnership’s consolidated combined statements of operations. Additionally, the Partnership received a net cash distribution of $14.2 million, representing its share of the cash distribution made to investors by Lightfoot LP with proceeds from the IRP sale.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the periods indicated is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Asset retirement obligations, beginning of period	$43,932	$37,672	$42,673	$36,599
Liabilities incurred	276	239	369	286
Liabilities settled	(18)	(120)	(150)	(193)
Accretion expense	650	551	1,948	1,650

Asset retirement obligations, end of period	$44,840	$38,342	$44,840	$38,342

The above accretion expense was included in depreciation, depletion and amortization in the Partnership’s consolidated combined statements of operations and the asset retirement obligation liabilities were included within other long-term liabilities in the Partnership’s consolidated combined balance sheets.

NOTE 9 – DEBT

Total debt consists of the following at the dates indicated (in thousands):

	September 30,	December 31,
	2011	2010
Note payable to affiliate	$—	$35,415
APL revolving credit facility	198,500	70,000
APL 8.125 % senior notes – due 2015	—	272,181
APL 8.75 % senior notes – due 2018	215,822	223,050
APL capital leases	11,659	743

Total debt	425,981	601,389
Less current maturities	(2,054)	(35,625)

Total long-term debt	$423,927	$565,764

Credit Facility

On March 22, 2011, the Partnership entered into a new credit facility with a syndicate of banks that matures in March 2016. The credit facility has maximum lender commitments of $300 million and a current borrowing base of $160 million. The borrowing base is redetermined semiannually in May and November subject to changes in oil and gas reserves and is automatically reduced by 25% of the stated principal of any senior unsecured notes issued by the Partnership. Up to $20.0 million of the credit facility may be in the form of standby letters of credit, of which $0.8 million was outstanding at September 30, 2011, which was not reflected as borrowings on the Partnership’s consolidated combined balance sheets. The facility is secured by substantially all of the Partnership’s assets and is guaranteed by substantially all of its subsidiaries (excluding APL and its subsidiaries). At September 30, 2011, there were no borrowings outstanding under the credit facility. Borrowings under the credit facility bear interest, at the Partnership’s election, at either LIBOR plus an applicable margin (based upon the utilization of the facility, as defined in the credit agreement) or the base rate (which is the higher of the bank’s prime rate, the Federal funds rate plus 0.5% or one-month LIBOR plus 1.00%) plus an applicable margin (based on the utilization of the facility, as defined in the credit agreement). The Partnership is also required to pay a fee of 0.5% per annum on the unused portion of the borrowing base, which is included within interest expense on the Partnership’s consolidated statements of operations.

On February 17, 2011, the Partnership entered into a bridge credit facility in connection with the closing of the acquisition of the Transferred Business, which was replaced with the credit facility previously noted. The credit facility provided for an initial borrowing base of $70 million and a maturity of February 2012.

The credit agreement contains customary covenants that limit the Partnership’s ability to incur additional indebtedness, grant liens, make loans or investments, make distributions if a borrowing base deficiency or default exists or would result from the distribution, merger or consolidation with other persons, or engage in certain asset dispositions including a sale of all or substantially all of the Partnership’s assets. The Partnership was in compliance with these covenants as of September 30, 2011. The credit agreement also requires the Partnership to maintain a ratio of Total Funded Debt (as defined in the credit agreement) to four quarters (actual or annualized, as applicable) of EBITDA (as defined in the credit agreement) not greater than 3.75 to 1.0 as of the last day of any fiscal quarter ending on or after June 30, 2011, a ratio of current assets (as defined in the credit agreement) to current liabilities (as defined in the credit agreement) of not less than 1.0 to 1.0 as of the last day of any fiscal quarter, and a ratio of four quarters (actual or annualized, as applicable) of EBITDA to Total Interest Expense (as defined in the credit agreement) of not less than 2.5 to 1.0 as of the last day of any fiscal quarter ending on or after June 30, 2011. Based on the definitions contained in the Partnership’s credit facility, its ratio of current assets to current liabilities was 2.1 to 1.0, its ratio of Total Funded Debt to EBITDA was 0.01 to 1.0 and its ratio of EBITDA to Total Interest Expense was 66.8 to 1.0 at September 30, 2011.

APL Credit Facility

At September 30, 2011, APL had a $450.0 million senior secured revolving credit facility with a syndicate of banks, which matures in December 2015, of which $198.5 million was outstanding. Borrowings under APL’s credit facility bear interest, at APL’s option, at either (i) the higher of (a) the prime rate, (b) the federal funds rate plus 0.50%

and (c) three-month LIBOR plus 1.0%, or (ii) the LIBOR rate for the applicable period (each plus the applicable margin). The weighted average interest rate on APL’s outstanding revolving credit facility borrowings at September 30, 2011 was 3.2%. Up to $50.0 million of the credit facility may be utilized for letters of credit, of which $1.1 million was outstanding at September 30, 2011. These outstanding letter of credit amounts were not reflected as borrowings on the Partnership’s consolidated combined balance sheet at September 30, 2011. At September 30, 2011, APL had $250.4 million of remaining committed capacity under its credit facility, subject to covenant limitations.

Borrowings under APL’s credit facility are secured by a lien on and security interest in all of APL’s property and that of its subsidiaries, except for the assets owned by West OK and West TX joint ventures, and by the guarantee of each of APL’s consolidated subsidiaries other than the joint venture companies. The revolving credit facility contains customary covenants, including restrictions on APL’s ability to incur additional indebtedness; make certain acquisitions, loans or investments; make distribution payments to its unitholders if an event of default exists; or enter into a merger or sale of assets, including the sale or transfer of interests in its subsidiaries. APL is also unable to borrow under its credit facility to pay distributions of available cash to unitholders because such borrowings would not constitute “working capital borrowings” pursuant to its partnership agreement.

The events which constitute an event of default for the revolving credit facility are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreement, adverse judgments against APL in excess of a specified amount and a change of control of APL’s general partner. APL was in compliance with these covenants as of September 30, 2011.

APL Senior Notes

At September 30, 2011, APL had $215.8 million principal amount outstanding of 8.75% senior unsecured notes due on June 15, 2018 (“APL 8.75% Senior Notes”). Interest on the APL 8.75% Senior Notes is payable semi-annually in arrears on June 15 and December 15. The APL 8.75% Senior Notes are redeemable at any time after June 15, 2013, at certain redemption prices, together with accrued and unpaid interest to the date of redemption. The APL 8.75% Senior Notes are subject to repurchase by APL at a price equal to 101% of their principal amount, plus accrued and unpaid interest, upon a change of control or upon certain asset sales if APL does not reinvest the net proceeds within 360 days. The APL 8.75% Senior Notes are junior in right of payment to APL’s secured debt, including APL’s obligations under its credit facility.

On April 8, 2011, APL redeemed all of its 8.125% senior notes for a total redemption of $293.7 million, including accrued interest of $7.0 million and premium of $11.2 million. On April 7, 2011, APL redeemed $7.2 million of the APL 8.75% Senior Notes, which were tendered upon its offer to purchase the senior notes at par. APL funded its purchase with a portion of the net proceeds from its sale of its 49% non-controlling interest in Laurel Mountain (see Note 3).

The indenture governing the APL 8.75% Senior Notes in the aggregate contain covenants, including limitations of APL’s ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of its assets. APL was in compliance with these covenants as of September 30, 2011.

APL Capital Leases

On July 15, 2011, APL amended an operating lease for eight natural gas compressors to include a mandatory purchase of the equipment at the end of the lease term, thereby converting the agreement to a capital lease upon the effective date of the amendment. As a result, APL recorded an asset of $11.4 million within property, plant and equipment with an offsetting liability recorded within long term debt on the Partnership’s consolidated combined balance sheets based on the minimum payments required under the lease and APL’s incremental borrowing rate. During the nine months ended September 30, 2010, APL entered into capital lease arrangements having obligations of $0.9 million at inception, which were recorded within property, plant and equipment with an offsetting liability recorded within long term debt on the Partnership’s consolidated combined balance sheets.

The following is a summary of the leased property under capital leases, which are included within property, plant and equipment (see Note 6) (in thousands):

	September 30, 2011	December 31, 2010
Pipelines, processing and compression facilities	$12,507	$1,139
Less – accumulated depreciation	(185)	(47)

	$12,322	$1,092

As of September 30, 2011, future minimum lease payments related to the capital leases are as follows (in thousands):

Capital Lease Minimum Payments
2011	$671
2012	2,685
2013	9,376
2014	64
2015	—
Thereafter	—

Total minimum lease payments	12,796
Less amounts representing interest	(1,137)

Present value of minimum lease payments	11,659
Less current capital lease obligations	(2,054)

Long-term capital lease obligations	$9,605

Cash payments for interest related to debt made by the Partnership and its subsidiaries were $21.0 million and $68.4 million for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 10 – DERIVATIVE INSTRUMENTS

The Partnership and APL use a number of different derivative instruments, principally swaps, collars and options, in connection with its commodity and interest rate price risk management activities. The Partnership and APL enter into financial instruments to hedge forecasted natural gas, NGL, crude oil and condensate sales against the variability in expected future cash flows attributable to changes in market prices. Swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas, NGLs, crude oil and condensate are sold or interest payments on the underlying debt instrument are due. Under commodity-based swap agreements, the Partnership and APL receive or pay a fixed price and receive or remit a floating price based on certain indices for the relevant contract period. Commodity-based option instruments are contractual agreements that grant the right, but not the obligation, to receive or pay a fixed price and receive or remit a floating price based on certain indices for the relevant contract period.

The Partnership and APL formally document all relationships between hedging instruments and the items being hedged, including their risk management objective and strategy for undertaking the hedging transactions. This includes matching the commodity and interest derivative contracts to the forecasted transactions. The Partnership and APL assess, both at the inception of the derivative and on an ongoing basis, whether the derivative is effective in offsetting changes in the forecasted cash flow of the hedged item. If it is determined that a derivative is not effective as a hedge or that it has ceased to be an effective hedge due to the loss of adequate correlation between the hedging instrument and the underlying item being hedged, the Partnership and APL will discontinue hedge accounting for the derivative and subsequent changes in the derivative fair value, which is determined by the Partnership and APL through the utilization of market data, will be recognized immediately within gain (loss) on mark-to-market derivatives in the Partnership’s consolidated combined statements of operations. For derivatives qualifying as hedges, the Partnership and APL recognize the effective portion of changes in fair value in partners’ capital as accumulated other comprehensive income and reclassify the portion relating to the Partnership’s commodity derivatives to gas and oil production revenues and gathering and processing revenues for APL’s commodity derivatives and the portion relating to interest rate derivatives to interest expense within the Partnership’s consolidated combined statements of operations as the underlying transactions are settled. For non-qualifying derivatives and for the ineffective portion of qualifying derivatives, the Partnership and APL recognize changes in fair value within gain (loss) on mark-to-market derivatives in its consolidated combined statements of operations as they occur.

Derivatives are recorded on the Partnership’s consolidated combined balance sheets as assets or liabilities at fair value. The Partnership reflected net derivative assets on its consolidated combined balance sheets of $52.3 million and $55.9 million at September 30, 2011 and December 31, 2010, respectively. Of the $12.7 million of net gain in accumulated other comprehensive income within partners’ capital on the Partnership’s consolidated combined balance sheet related to derivatives at September 30, 2011, if the fair values of the instruments remain at current market values, the Partnership will reclassify $5.5 million of gains to its consolidated combined statements of operations over the next twelve month period as these contracts expire, consisting of $6.1 million of gains to gas and oil production revenues and $0.6 million of losses to gathering and processing revenues. Aggregate gains of $7.2 million will be reclassified to the Partnership’s consolidated combined statements of operations in later periods as these remaining contracts expire, consisting of $7.4 million of gains to gas and oil production revenues and $0.2 million of losses to gathering and processing revenues. Actual amounts that will be reclassified will vary as a result of future price changes.

The following table summarizes the fair value of the Partnership’s own derivative instruments as of September 30, 2011 and December 31, 2010, as well as the gain or loss recognized in the consolidated combined statements of operations for effective derivative instruments for the three and nine months ended September 30, 2011 and 2010:

Contract Type	Balance Sheet Location	September 30, 2011	December 31, 2010

Asset Derivatives
Commodity contracts	Current portion of derivative asset	$6,252	$36,528
Commodity contracts	Long-term derivative asset	11,099	36,020

		17,351	72,548

Liability Derivatives
Commodity contracts	Current portion of derivative asset	(142)	(311)
Commodity contracts	Long-term derivative asset	(3,749)	(6,137)

		(3,891)	(6,448)

Total derivatives		$(13,460)	$66,100

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Gain (Loss) Recognized in Accumulated OCI	$10,884	$10,235	$17,733	$31,341
(Gain) Loss Reclassified from Accumulated OCI into Income	$(279)	$(6,830)	$(9,588)	$(23,902)

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

The Partnership recognized gains of $0.3 million and $6.8 million for the three months ended September 30, 2011 and 2010, respectively, and $9.6 million and $23.9 million for the nine months ended September 30, 2011 and 2010, respectively, on settled contracts covering natural gas and oil production for historical periods prior to the acquisition of the Transferred Business. These gains are included within gas and oil production revenue in the Partnership’s consolidated combined statements of operations. As the underlying prices and terms in the Partnership’s derivative contracts were consistent with the indices used to sell its natural gas and oil, there were no gains or losses recognized during the three and nine months ended September 30, 2011 and 2010 for hedge ineffectiveness or as a result of the discontinuance of any cash flow hedges.

Prior to its merger transaction with Chevron on February 17, 2011, AEI monetized all of its derivative instruments, including those related to the future natural gas and oil production of the Transferred Business (see Note 3). AEI also monetized derivative instruments which were specifically related to the future natural gas and oil production of the limited partners of the Drilling Partnerships. Monetization proceeds of $57.4 million related to the amounts hedged on behalf of the Drilling Partnerships’ limited partners were included within cash and cash equivalents acquired of the Transferred Business at the date of acquisition. The Partnership has and will continue to allocate the monetization net proceeds received to the Drilling Partnerships’ limited partners based on their natural gas and oil production generated over the period of the original derivative contracts. At September 30, 2011, the Partnership recognized a current and long-term derivative payable to Drilling Partnerships of $23.7 million and $19.8 million, respectively, on its consolidated combined balance sheets related to the future allocation of the monetization net proceeds.

At September 30, 2011, the Partnership had the following commodity derivatives:

Natural Gas Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(mmbtu)(1)	(per mmbtu)(1)	(in thousands)(2)
2011	1,560,000	$4.484	$1,073
2012	5,520,000	$5.000	4,175
2013	3,120,000	$5.288	1,497
2014	2,880,000	$5.590	1,286
2015	2,880,000	$5.861	1,312

			$9,343

Natural Gas Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap	Fair Value Asset/(Liability)
		(mmbtu)(1)	(per mmbtu)(1)	(in thousands)(2)
2011	Puts purchased	810,000	$3.933	$187
2011	Calls sold	810,000	$5.584	—
2012	Puts purchased	1,920,000	$4.250	751
2012	Calls sold	1,920,000	$6.084	(89)
2013	Puts purchased	3,120,000	$4.750	1,738
2013	Calls sold	3,120,000	$6.065	(729)
2014	Puts purchased	1,440,000	$4.700	805
2014	Calls sold	1,440,000	$5.930	(767)
2015	Puts purchased	1,440,000	$4.900	993
2015	Calls sold	1,440,000	$6.230	(1,007)

				$1,882

Crude Oil Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap	Fair Value Asset/(Liability)
		(Bbl)(1)	(per Bbl)(1)	(in thousands)(3)
2011	Puts purchased	15,000	$90.000	$205
2011	Calls sold	15,000	$125.312	(1)
2012	Puts purchased	60,000	$90.000	1,053
2012	Calls sold	60,000	$117.912	(190)
2013	Puts purchased	60,000	$90.000	1,269
2013	Calls sold	60,000	$116.396	(479)
2014	Puts purchased	24,000	$80.000	492
2014	Calls sold	24,000	$121.250	(287)
2015	Puts purchased	24,000	$80.000	515
2015	Calls sold	24,000	$120.750	(342)

				$2,235

Total Partnership net asset				$13,460

(1)	“Mmbtu” represents million British Thermal Units; “Bbl” represents barrels.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.
(3)	Fair value based on forward WTI crude oil prices, as applicable.

The Partnership’s commodity price risk management activities include the estimated future natural gas and crude oil production of the Drilling Partnerships. Therefore, prior to the Partnership’s acquisition of the Transferred Business, a portion of any unrealized derivative gain or loss was allocable to the limited partners of the Drilling Partnerships based on their share of estimated gas and oil production related to the derivatives not yet settled. Prior to the Partnership’s acquisition of the Transferred Business, AEI monetized all of its derivative instruments, including those related to the future natural gas and oil production of the limited partners of the Drilling Partnerships. At September 30, 2011, hedge monetization cash proceeds of $43.5 million related to the amounts hedged on behalf of the Drilling Partnerships’ limited partners were included within cash and cash equivalents, and the Partnership will allocate the monetization net proceeds received to the Drilling Partnerships’ limited partners based on their natural gas and oil production generated over the period of the original derivative contracts. The derivative payable related to the hedge monetization proceeds at September 30, 2011 and net unrealized derivative assets at December 31, 2010 were payable to the limited partners in the Drilling Partnerships and are included in the consolidated combined balance sheets as follows (in thousands):

	September 30,	December 31,
	2011	2010
Current portion of derivative receivable from Drilling Partnerships	$—	$138
Long-term derivative receivable from Drilling Partnerships	—	4,669
Current portion of derivative payable to Drilling Partnerships	(23,664)	(30,797)
Long-term portion of derivative payable to Drilling Partnerships	(19,808)	(34,796)

	$(43,472)	$(60,786)

Atlas Pipeline Partners

The following table summarizes APL’s gross fair values of derivative instruments for the period indicated (in thousands):

Contract Type	Balance Sheet Location	September 30, 2011	December 31, 2010

Asset Derivatives
Commodity contracts	Current portion of derivative asset	$17,582	$—
Commodity contracts	Long-term derivative asset	28,522	—
Commodity contracts	Current portion of derivative liability	—	2,624
Commodity contracts	Long-term derivative liability	—	1,052

		46,104	3,676

Liability Derivatives
Commodity contracts	Current portion of derivative asset	(5,695)	—
Commodity contracts	Long-term derivative asset	(1,572)	—
Commodity contracts	Current portion of derivative liability	—	(7,188)
Commodity contracts	Long-term derivative liability	—	(6,660)

		(7,267)	(13,848)

Total derivatives		$38,837	$(10,172)

As of September 30, 2011, APL had the following commodity derivatives, which do not qualify for hedge accounting:

Fixed Price Swaps

Production Period	Purchased/ Sold	Commodity	Volumes(2)	Average Fixed Price	Fair Value(1) Asset/(Liability) (in thousands)

Natural Gas

2011	Sold	Natural Gas Basis	480,000	(0.728)	$(284)
2011	Purchased	Natural Gas Basis	480,000	(0.758)	298
2011	Sold	Natural Gas	1,200,000	4.910	1,337

Natural Gas Liquids

2011	Sold	Ethane	2,142,000	0.730	(136)
2011	Sold	Propane	4,284,000	1.190	(1,342)
2011	Sold	Isobutane	504,000	1.628	(244)
2011	Sold	Normal Butane	1,386,000	1.590	(396)
2011	Sold	Natural Gasoline	3,276,000	2.042	(231)
2012	Sold	Ethane	1,890,000	0.700	(5)
2012	Sold	Propane	19,278,000	1.302	(527)
2012	Sold	Normal Butane	3,276,000	1.902	440
2012	Sold	Isobutane	504,000	1.970	(13)
2012	Sold	Natural Gasoline	4,158,000	2.401	1,807

Crude Oil

2011	Sold	Crude Oil	30,000	90.750	343
2012	Sold	Crude Oil	180,000	103.757	4,100

Total Fixed Price Swaps					$5,147

Options

Production Period	Purchased/ Sold	Type	Commodity	Volumes(2)	Average Strike Price	Fair Value(1) Asset/(Liability) (in thousands)

Natural Gas

2011	Purchased	Put	Ethane	2,142,000	$0.735	$57
2011	Purchased	Put	Propane	5,040,000	$1.383	292
2012	Purchased	Put	Ethane	1,890,000	$0.700	157
2012	Purchased	Put	Propane	28,476,000	$1.386	6,476
2012	Purchased	Put	Natural Gasoline	2,520,000	$2.400	950
2013	Purchased	Put	Normal Butane	10,458,000	$1.667	3,459
2013	Purchased	Put	Isobutane	4,158,000	$1.687	1,311
2013	Purchased	Put	Natural Gasoline	23,940,000	$2.108	10,219

Crude Oil

2011	Purchased	Put	Crude Oil	93,000	99.452	1,911
2011	Sold	Call	Crude Oil	169,500	93.354	(208)
2011	Purchased(3)	Call	Crude Oil	63,000	125.200	3
2012	Purchased	Put	Crude Oil	180,000	106.421	5,146
2012	Sold	Call	Crude Oil	498,000	94.694	(3,210)
2012	Purchased(3)	Call	Crude Oil	180,000	125.200	301
2013	Purchased	Put	Crude Oil	282,000	100.100	6,826

Total Options						$33,690

Total APL net asset						$38,837

(1)	See Note 11 for discussion on fair value methodology.
(2)	Volumes for natural gas are stated in MMBTU’s. Volumes for NGLs are stated in gallons. Volumes for crude oil are stated in barrels.
(3)

Calls purchased for 2011 through 2012 represent offsetting positions for calls sold. These offsetting positions were entered into to limit the loss which could be incurred if crude oil prices continued to rise.

The following tables summarize the gross effect of APL’s derivative instruments on the Partnership’s consolidated combined statement of operations for the period indicated (in thousands):

Gain (Loss) Reclassified from Accumulated OCI into Income

		Three Months Ended September 30,		Nine Months Ended September 30,
		2011	2010	2011	2010
Contract Type	Location
Interest rate contracts(1)	Interest expense	$—	$—	$—	$(2,242)
Commodity contracts(1)	Gathering and processing revenue	(1,714)	(2,411)	(5,118)	(13,159)
Commodity contracts(1)	Discontinued operations	—	(11,711)	—	(20,154)

		$(1,714)	$(14,122)	$(5,118)	$(35,555)

Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2011	2010	2011	2010
Contract Type	Location
Interest rate contracts(2)	Other, net	$—	$—	$—	$(6)
Commodity contracts(2)	Gain (loss) on mark-to market derivatives	23,760	(6,802)	8,952	3,139
Commodity contracts(2)	Discontinued operations	—	(1,555)	—	665

		$23,760	$(8,357)	$8,952	$3,798

(1)	Hedges previously designated as cash flow hedges.
(2)	Dedesignated cash flow hedges and non-designated hedges.

The fair value of the derivatives included in the Partnership’s consolidated combined balance sheets was as follows (in thousands):

	September 30,	December 31,
	2011	2010
Current portion of derivative asset	$17,998	$36,621
Long-term derivative asset	34,299	36,125
Current portion of derivative liability	—	(4,917)
Long-term derivative liability	—	(11,901)

Total Partnership net asset	$52,297	$55,928

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Information for assets and liabilities measured at fair value at September 30, 2011 and December 31, 2010 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2011
Partnership commodity-based derivatives	$—	$13,460	$—	$13,460
APL commodity-based derivatives	—	16,564	22,273	38,837

Total	$—	$30,024	$22,273	$52,297

December 31, 2010
Partnership commodity-based derivatives	$—	$66,100	$—	$66,100
APL commodity-based derivatives	—	(8,382)	(1,790)	(10,172)

Total	$—	$57,718	$(1,790)	$55,928

APL’s Level 3 fair value amount relates to its derivative contracts on NGL fixed price swaps and NGL options. The following table provides a summary of changes in fair value of APL’s Level 3 derivative instruments as of September 30, 2011 (in thousands):

	NGL Fixed Price Swaps		NGL Put Options		Total
	Volume(1)	Amount	Volume(1)	Amount	Amount
Balance – January 1, 2011	32,760	$(1,790)	—	$—	$(1,790)
New contracts(2)	37,464	—	89,628	22,360	22,360
Cash settlements from unrealized gain (loss)(3)(4)	(29,526)	8,103	(11,004)	1,352	9,455
Net change in unrealized loss(3)	—	(6,961)	—	593	(6,368)
Option premium recognition(4)	—	—	—	(1,384)	(1,384)

Balance – September 30, 2011	40,698	$(648)	78,624	$22,921	$22,273

(1)	Volumes are stated in thousand gallons.
(2)	Swaps are entered into with no value on the date of trade. Options include premiums paid, which are included in the value of the derivatives on the date of trade.
(3)	Included within gain (loss) on mark-to-market derivatives on the Partnership’s consolidated combined statements of operations.
(4)	Includes option premium cost reclassified from unrealized gain (loss) to realized gain (loss) at time of option expiration.

Other Financial Instruments

The estimated fair value of the Partnership’s other financial instruments has been determined based upon its assessment of available market information and valuation methodologies. However, these estimates may not necessarily be indicative of the amounts that the Partnership could realize upon the sale or refinancing of such financial instruments.

The Partnership’s other current assets and liabilities on its consolidated combined balance sheets are financial instruments. The estimated fair values of these instruments approximate their carrying amounts due to their short-term nature. The estimated fair values of the Partnership’s debt at September 30, 2011 and December 31, 2010, which consist principally of APL’s Senior Notes and borrowings under the Partnership’s and APL’s revolving credit facilities, were $429.2 million and $532.3 million, respectively, compared with the carrying amounts of $426.0 million and $566.0 million, respectively. The APL Senior Notes were valued based upon recent trading activity. The carrying value of outstanding borrowings under the credit facilities, which bear interest at a variable interest rate, approximates their estimated fair value.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Partnership estimates the fair value of asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors at the date of establishment of an asset retirement obligation such as: amounts and timing of settlements; the credit-adjusted risk-free rate of the Partnership; and estimated inflation rates (see Note 8). Information for assets that were measured at fair value on a nonrecurring basis for the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended September 30,
	2011		2010
	Level 3	Total	Level 3	Total
Asset retirement obligations	$276	$276	$239	$239

Total	$276	$276	$239	$239

	Nine Months Ended September 30,
	2011		2010
	Level 3	Total	Level 3	Total
Asset retirement obligations	$369	$369	$286	$286

Total	$369	$369	$286	$286

NOTE 12 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

General Commitments

The Partnership is the managing general partner of the Drilling Partnerships, and has agreed to indemnify each investor partner from any liability that exceeds such partner’s share of Drilling Partnership assets. Subject to certain conditions, investor partners in certain Drilling Partnerships have the right to present their interests for purchase by the Partnership, as managing general partner. The Partnership is not obligated to purchase more than 5% to 10% of the units in any calendar year. Based on past experience, the management of the Partnership believes that any liability incurred would not be material. The Partnership may be required to subordinate a part of its net partnership revenues from the Drilling Partnerships to the benefit of the investor partners for an amount equal to between 5% and 14% of their subscriptions, determined on a cumulative basis, in accordance with the terms of the partnership agreements. For the three months ended September 30, 2011 and 2010, $0.9 million and $3.7 million, respectively, of the Partnership’s revenues, net of corresponding production costs, were subordinated, which reduced its cash distributions received from the Drilling Partnerships. For the nine months ended September 30, 2011 and 2010, $3.6 million and $8.9 million, respectively, of the Partnership’s revenues, net of corresponding production costs, were subordinated, which reduced its cash distributions received from the Drilling Partnerships.

In May 2011, the Partnership entered into a joint venture agreement with Mountain V Oil and Gas, Inc. (“Mountain V”), a privately-held oil and gas exploration and production company, under which the Partnership’s investment drilling programs will invest approximately $35 million to drill 13 wells into the Marcellus Shale formation in Upshur County, West Virginia.

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

As of September 30, 2011, the Partnership and APL are committed to expend approximately $196.2 million on drilling and completion expenditures, pipeline extensions, compressor station upgrades and processing facility upgrades.

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

In June 2010, APL sold 8,000 newly-created 12% Cumulative Class C Limited Partner Preferred Units (the “APL Class C Preferred Units”) to AEI for cash consideration of $1,000 per APL Class C Preferred Unit (the “Face Value”). The APL Class C Preferred Units were entitled to distributions of 12% per annum, paid quarterly on the same date as the distribution payment date for APL’s common units. The APL Class C Preferred Units were not convertible into common units of APL. APL had the right at any time to redeem some or all (but not less than 2,500) of the outstanding APL Class C Preferred Units for cash at an amount equal to the APL Class C Preferred Face Value being redeemed plus accrued but unpaid dividends. On February 17, 2011, the APL Class C Preferred Units were acquired from AEI by Chevron as part of AEI’s merger with Chevron. On May 27, 2011, APL redeemed all 8,000 APL Class C Preferred Units outstanding for cash at the liquidation value of $1,000 per unit, or $8.0 million, plus $0.2 million, representing the accrued dividend on the 8,000 APL Class C Preferred Units prior to APL’s redemption. At September 30, 2011, APL had no preferred units outstanding.

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

NOTE 15 – CASH DISTRIBUTIONS

The Partnership has a cash distribution policy under which it distributes, within 50 days after the end of each quarter, all of its available cash (as defined in the partnership agreement) for that quarter to its common unitholders. Distributions declared by the Partnership for the period from January 1, 2010 through September 30, 2011 were as follows (in thousands, except per unit amounts):

Date Cash Distribution Paid or Payable	For Quarter Ended	Cash Distribution per Common Limited Partner Unit
November 16, 2010	September 30, 2010	$0.05
February 18, 2011	December 31, 2010	$0.07

May 20, 2011	March 31, 2011	$0.11
August 19, 2011	June 30, 2011	$0.22

On October 26, 2011, the Partnership declared a cash distribution of $0.24 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended September 30, 2011. The $12.3 million distribution will be paid on November 18, 2011 to unitholders of record at the close of business on November 7, 2011.

Atlas Pipeline Partners Cash Distributions. APL is required to distribute, within 45 days after the end of each quarter, all of its available cash (as defined in its partnership agreement) for that quarter to its common unitholders and the Partnership, as general partner. If APL’s common unit distributions in any quarter exceed specified target levels, the Partnership will receive between 15% and 50% of such distributions in excess of the specified target levels. Common unit and general partner distributions declared by APL for the period from January 1, 2010 through September 30, 2011 were as follows (in thousands, except per unit amounts):

Date Cash Distribution Paid	For Quarter Ended	APL Cash Distribution per Common Limited Partner Unit	Total APL Cash Distribution to Common Limited Partners	Total APL Cash Distribution to the General Partner
November 14, 2010	September 30, 2010	$0.35	$18,660	$2,104
February 14, 2011	December 31, 2010	$0.37	$19,735	$2,534

May 13, 2011	March 31, 2011	$0.40	$21,400	$2,730
August 12, 2011	June 30, 2011	$0.47	$25,184	$3,687

On October 26, 2011, APL declared a cash distribution of $0.54 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended September 30, 2011. The $29.0 million distribution, including $4.9 million to the Partnership, will be paid on November 14, 2011 to unitholders of record at the close of business on November 7, 2011.

NOTE 16 – BENEFIT PLANS

2010 Long-Term Incentive Plan

The Board of Directors of the General Partner approved and adopted the Partnership’s 2010 Long-Term Incentive Plan (“2010 LTIP”) effective February 2011. The 2010 LTIP provides equity incentive awards to officers, employees and board members and employees of its affiliates, consultants and joint-venture partners (collectively, the “Participants”) who perform services for the Partnership. The 2010 LTIP is administered by a committee consisting of the Board or committee of the Board or board of an affiliate appointed by the Board (the “LTIP Committee”), which is the Compensation Committee of the General Partners’ Board of Directors. Under the 2010 LTIP, the LTIP Committee may grant awards of phantom units, restricted units or unit options for an aggregate of 5,300,000 common limited partner units. At September 30, 2011, the Partnership had 4,251,849 phantom units and unit options outstanding under the 2010 LTIP, with 1,048,151 phantom units and unit options available for grant.

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

2010 Phantom Units. A phantom unit entitles a Participant to receive a Partnership common unit upon vesting of the phantom unit. In tandem with phantom unit grants, the LTIP Committee may grant a Participant Distribution Equivalent Rights (“DERs”), which are the right to receive cash per phantom unit in an amount equal to, and at the same time as, the cash distributions the Partnership makes on a common unit during the period such phantom unit is outstanding. Through September 30, 2011, phantom units granted under the 2010 LTIP generally will vest 25% on the third anniversary of the date of grant and the remaining 75% on the fourth anniversary of the date of grant. Of the phantom units outstanding under the 2010 LTIP at September 30, 2011, there are 6,274 units that will vest within the following twelve months. All phantom units outstanding under the 2010 LTIP at September 30, 2011 include DERs granted to the Participants by the LTIP Committee. There were $0.4 million and $0.6 million paid with respect to the 2010 LTIP DERs for the three and nine months ended September 30, 2011. There were no amounts paid with respect to the 2010 LTIP DERs for the three and nine months ended September 30, 2010.

The following table sets forth the 2010 LTIP phantom unit activity for the periods indicated:

	Three Months Ended September 30,
	2011		2010
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	1,719,949	$22.28	—	$—
Granted	157,625	20.10	—	—
Vested (1)	—	—	—	—
Forfeited	(3,375)	21.85	—	—

Outstanding, end of period(2)	1,874,199	$22.10	—	$—

Non-cash compensation expense recognized (in thousands)		$2,727		$—

	Nine Months Ended September 30,
	2011		2010
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	—	$—	—	$—
Granted	1,877,574	22.10	—	—
Vested (1)	—	—	—	—
Forfeited	(3,375)	21.85	—	—

Outstanding, end of period(2)	1,874,199	$22.10	—	$—

Non-cash compensation expense recognized (in thousands)		$5,429		$—

(1)	No phantom unit awards vested during the three and nine months ended September 30, 2011 and 2010.
(2)	The aggregate intrinsic value for phantom unit awards outstanding at September 30, 2011 was $34.8 million.

At September 30, 2011, the Partnership had approximately $36.0 million of unrecognized compensation expense related to unvested phantom units outstanding under the 2010 LTIP based upon the fair value of the awards.

2010 Unit Options. A unit option entitles a Participant to receive a common unit of the Partnership upon payment of the exercise price for the option after completion of vesting of the unit option. The exercise price of the unit option is equal to the fair market value of the Partnership’s common unit on the date of grant of the option. The LTIP Committee also shall determine how the exercise price may be paid by the Participant. The LTIP Committee will determine the vesting and exercise period for unit options. Unit option awards expire 10 years from the date of grant. Through September 30, 2011, unit options granted under the 2010 LTIP generally will vest 25% of the original granted amount three years from the date of grant and the remaining 75% of the original granted amount four years from the date of grant. Awards will automatically vest upon a change of control of the Partnership, as defined in the 2010 LTIP. There are 1,875 unit options outstanding under the 2010 LTIP at September 30, 2011 that will vest within the following twelve months.

The following table sets forth the 2010 LTIP unit option activity for the periods indicated:

	Three Months Ended September 30,
	2011		2010
		Weighted		Weighted
	Number	Average	Number	Average
	of Unit	Exercise	of Unit	Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	2,242,500	$22.27	—	$—
Granted	135,150	19.70	—	—
Forfeited	—	—	—	—

Outstanding, end of period(1)(2)	2,377,650	$22.12	—	$—

Options exercisable, end of period(3)	—	$—	—	$—

Non-cash compensation expense recognized (in thousands)		$1,541		$—

	Nine Months Ended September 30,
	2011		2010
		Weighted		Weighted
	Number	Average	Number	Average
	of Unit	Exercise	of Unit	Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	—	$—	—	$—
Granted	2,387,650	22.12	—	—
Forfeited	(10,000)	22.23	—	—

Outstanding, end of period(1)(2)	2,377,650	$22.12	—	$—

Options exercisable, end of period(3)	—	$—	—	$—

Non-cash compensation expense recognized (in thousands)		$3,158		$—

(1)	The weighted average remaining contractual life for outstanding options at September 30, 2011 was 9.5 years.
(2)	The options outstanding at September 30, 2011 had no aggregate intrinsic value.
(3)	No options were exercisable at September 30, 2011. No options vested during the three and nine months ended September 30, 2011 and 2010.

At September 30, 2011, the Partnership had approximately $20.1 million in unrecognized compensation expense related to unvested unit options outstanding under the 2010 LTIP based upon the fair value of the awards. The Partnership used the Black-Scholes option pricing model to estimate the weighted average fair value of options granted. The following weighted average assumptions were used for the period indicated:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Expected dividend yield	2.6%	1.6%
Expected stock price volatility	46.0%	48.0%
Risk-free interest rate	1.4%	2.7%
Expected term (in years)	6.83	6.87
Fair value of stock options granted	$7.13	$9.79

2006 Long-Term Incentive Plan

The Board of Directors of the General Partner approved and adopted the Partnership’s 2006 Long-Term Incentive Plan (“2006 LTIP”), which provides equity incentive awards to Participants who perform services for the Partnership. The 2006 LTIP is administered by the LTIP Committee. The LTIP Committee may grant such awards of either phantom units or unit options for an aggregate of 2,100,000 common limited partner units. At September 30, 2011, the Partnership had 949,639 phantom units and unit options outstanding under the 2006 LTIP, with 927,161 phantom units and unit options available for grant.

2006 Phantom Units. Through September 30, 2011, phantom units granted under the 2006 LTIP generally will vest 25% of the original granted amount three years from the date of grant and the remaining 75% of the original granted amount four years from the date of grant. Awards will automatically vest upon a change of control of the Partnership, as defined in the 2006 LTIP. Of the phantom units outstanding under the 2006 LTIP at September 30, 2011, 8,928 units will vest within the following twelve months. All phantom units outstanding under the 2006 LTIP at September 30, 2011 include DERs granted to the Participants by the LTIP Committee. The amount paid with respect to 2006 LTIP’s DERs was $7,000 and $12,000 for the three and nine months ended September 30, 2011. This amount was recorded as a reduction of partners’ capital on the Partnership’s consolidated combined balance sheet. There were no amounts paid with respect to 2006 LTIP’s DERs for the three and nine months ended September 30, 2010.

The following table sets forth the 2006 LTIP phantom unit activity for the periods indicated:

	Three Months Ended September 30,
	2011		2010
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	31,025	$14.74	144,375	$22.97
Granted	—	—	500	8.94
Vested (1)	—	—	(125)	3.40
Forfeited	—	—	—	—

Outstanding, end of period(2)	31,025	$14.74	144,750	$22.94

Non-cash compensation expense recognized (in thousands)		$40		$218

	Nine Months Ended September 30,
	2011		2010
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	27,294	$13.81	138,875	$23.73
Granted	13,395	15.92	6,500	6.43
Vested (1)	(9,664)	13.75	(125)	3.40
Forfeited	—	—	(500)	32.28

Outstanding, end of period(2)	31,025	$14.74	144,750	$22.94

Non-cash compensation expense recognized (in thousands)		$295		$617

(1)	The intrinsic value for phantom unit awards vested during the three months ended September 30, 2010 and the nine months ended September 30, 2010 was $1,100. The intrinsic value for phantom unit awards vested during the nine months ended September 30, 2011, was $0.2 million. No phantom units vested during the three months ended September 30, 2011.
(2)	The aggregate intrinsic value for phantom unit awards outstanding at September 30, 2011 was $0.6 million.

At September 30, 2011, the Partnership had approximately $0.3 million of unrecognized compensation expense related to unvested phantom units outstanding under the 2006 LTIP based upon the fair value of the awards.

2006 Unit Options. The exercise price of the unit option may be equal to or more than the fair market value of the Partnership’s common unit on the date of grant of the option. Unit option awards expire 10 years from the date of grant. Through September 30, 2011, unit options granted under the 2006 LTIP generally will vest 25% on the third anniversary of the date of grant and the remaining 75% on the fourth anniversary of the date of grant. Awards will automatically vest upon a change of control of the Partnership, as defined in the 2006 LTIP. There are no unit options outstanding under the 2006 LTIP at September 30, 2011 that will vest within the following twelve months. For the three and nine months ended September 30, 2011, the Partnership received $16,000 and $0.1 million, respectively, from the exercise of options. For the three and nine months ended September 30, 2010, no options were exercised.

The following table sets forth the 2006 LTIP unit option activity for the periods indicated:

	Three Months Ended September 30,
	2011		2010
		Weighted		Weighted
	Number	Average	Number	Average
	of Unit	Exercise	of Unit	Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	923,614	$21.12	955,000	$20.54
Granted	—	—	—	—
Exercised(1)	(5,000)	3.24	—	—
Forfeited	—	—	—	—

Outstanding, end of period(2)(3)	918,614	$21.22	955,000	$20.54

Options exercisable, end of period(4)	918,614	$21.22	213,750	$22.56

Non-cash compensation expense recognized (in thousands)		$—		$155

	Nine Months Ended September 30,
	2011		2010
		Weighted		Weighted
	Number	Average	Number	Average
	of Unit	Exercise	of Unit	Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	955,000	$20.54	955,000	$20.54
Granted	—	—	—	—
Exercised(1)	(36,386)	3.24	—	—
Forfeited	—	—	—	—

Outstanding, end of period(2)(3)	918,614	$21.22	955,000	$20.54

Options exercisable, end of period(4)	918,614	$21.22	213,750	$22.56

Non-cash compensation expense recognized (in thousands)		$28		$464

(1)

The intrinsic values of options exercised during the three and nine months ended September 30, 2011 were $0.1 million and $0.7 million, respectively. No options were exercised during the three and nine months ended September 30, 2010.

(2)	The weighted average remaining contractual life for outstanding options at September 30, 2011 was 5.3 years.
(3)	The aggregate intrinsic value of options outstanding at September 30, 2011 was approximately $1.0 million.
(4)	The weighted average remaining contractual life for options exercisable at September 30, 2011 was 5.3 years. There were no options exercised during the three and nine months ended September 30, 2010.

At September 30, 2011, the Partnership had no unrecognized compensation expense related to unvested unit options outstanding under the 2006 LTIP based upon the fair value of the awards. The Partnership uses the Black-Scholes option pricing model to estimate the weighted average fair value of options granted. No options were granted during the nine months ended September 30, 2011 and 2010 under the 2006 Plan.

APL Long-Term Incentive Plans

APL has a 2004 Long-Term Incentive Plan (“APL 2004 LTIP”), and a 2010 Long-Term Incentive Plan (“APL 2010 LTIP”), (collectively the “APL LTIPs”), in which officers, employees and non-employee managing board members of APL’s general partner and employees of APL’s general partner’s affiliates and consultants are eligible to participate. On June 15, 2010, APL’s unitholders approved the terms of the APL 2010 LTIP, which provides for the grant of options, phantom units, unit awards, unit appreciation rights and DERs. The APL LTIPs are administered by a committee (the “APL LTIP Committee”) appointed by APL’s general partner. Under the 2010 APL LTIP, the APL LTIP Committee may make awards of either phantom units or unit options for an aggregate of 3,000,000 common units, in addition to the 435,000 common units authorized in previous plans. At September 30, 2011, APL had 389,765 phantom units and unit options outstanding under the APL LTIPs, with 2,370,779 phantom units and unit options available for grant. Share based payments to non-employees, which have a cash settlement option, are recognized within liabilities in the financial statements based upon their current fair market value.

APL Phantom Units. Through September 30, 2011, phantom units granted under the APL LTIPs generally had vesting periods of four years. In conjunction with the approval of the 2010 LTIP, the holders of 300,000 of the 375,000 equity indexed bonus units (“APL Bonus Units”) under APL’s subsidiary’s plan agreed to exchange their APL Bonus Units for an equivalent number of phantom units, effective as of June 1, 2010. These phantom units will vest over a two year period. The first tranche vested on June 1, 2010. Awards may automatically vest upon a change of control, as defined in the APL LTIPs. Of the units outstanding under the APL LTIPs at September 30, 2011, 193,248 units will vest within the following twelve months. APL is authorized to repurchase common units to cover employee-related taxes on certain phantom units, when they have vested. APL purchased and retired 5,533 common units during both the three months ended September 30, 2011 and 2010, for a cost of $0.2 million and $0.1 million, respectively, and purchased 28,878 common units and 20,442 common units during the nine months ended September 30, 2011 and 2010, respectively, for a cost of $1.0 million and $0.2 million, respectively, which was recorded as a reduction of non-controlling interest on the Partnership’s consolidated balance sheet. On February 17, 2011, APL’s employment agreement with its Chief Executive Officer (“CEO”) was terminated in connection with AEI’s merger with Chevron and 75,250 outstanding phantom units, which represents all outstanding phantom units held by APL’s CEO, automatically vested and were issued.

All phantom units outstanding under the APL LTIPs at September 30, 2011 include DERs granted to the participants by the APL LTIP Committee. The amount paid with respect to APL LTIP DERs was $0.2 million and $0.6 million for the three and nine months ended September 30, 2011, respectively. This amount was recorded as a reduction of non-controlling interest on the Partnership’s consolidated combined balance sheet. No APL LTIP DERs were paid during the three and nine months ended September 30, 2010.

The following table sets forth the APL LTIP phantom unit activity for the periods indicated:

	Three Months Ended September 30,
	2011		2010
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	436,425	$17.84	603,774	$12.24
Granted	7,465	27.30	500	13.90
Vested and issued (1)	(46,375)	11.02	(103,625)	11.15
Forfeited	(7,750)	26.99	(4,500)	14.83

Outstanding, end of period(2)(3)	389,765	$19.24	496,149	$12.43

Vested and not issued(4)	750	$11.12	250	$44.51

Non-cash compensation expense recognized (in thousands)(5)		$822		$763

	Nine Months Ended September 30,
	2011		2010
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	490,886	$11.75	52,233	$39.72
Granted	138,318	32.99	564,000	10.34
Vested and issued(1)	(231,689)	11.31	(114,209)	14.10
Forfeited	(7,750)	26.99	(5,875)	21.65

Outstanding, end of period(2)(3)	389,765	$19.24	496,149	$12.43

Vested and not issued(4)	750	$11.12	250	$44.51

Non-cash compensation expense recognized (in thousands)(5)		$2,498		$2,788

(1)	The intrinsic values for phantom unit awards vested and issued during the three months ended September 30, 2011 and 2010 were $1.5 million and $1.2 million, respectively, and during the nine months ended September 30, 2011 and 2010 were $7.4 million and $1.3 million, respectively.
(2)	The aggregate intrinsic value for phantom unit awards outstanding at September 30, 2011 was $11.6 million.
(3)	There were 15,701 and 3,898 outstanding phantom unit awards at September 30, 2011 and 2010, respectively, which were classified as liabilities due to a cash option available on the related phantom unit awards.
(4)	The aggregate intrinsic values for phantom unit awards vested but not yet issued at September 30, 2011 and 2010 were $24,000 and $3,000 respectively.
(5)	Non-cash compensation expense for the nine months ended September 30, 2011 includes incremental compensation expense of $0.5 million, related to the accelerated vesting of phantom units held by the certain executives of the Partnership. Non-cash compensation expense for the three and nine months ended September 30, 2010 includes $0.2 million and $2.0 million, respectively, related to Bonus Units converted to phantom units.

At September 30, 2011, APL had approximately $4.9 million of unrecognized compensation expense related to unvested phantom units outstanding under the APL LTIPs based upon the fair value of the awards, which is expected to be recognized over a weighted average period of 2.2 years.

APL Unit Options. The exercise price of the unit option is equal to the fair market value of APL’s common unit on the date of grant of the option. The APL LTIP Committee also shall determine how the exercise price may be paid by the Participant. The APL LTIP Committee will determine the vesting and exercise period for unit options. Unit option awards expire 10 years from the date of grant. Through September 30, 2011, unit options granted under the APL LTIPs generally will vest 25% on each of the next four anniversaries of the date of grant. Awards will automatically vest upon a change of control of APL, as defined in the APL LTIPs. On February 17, 2011, the employment agreement with the CEO of APL’s General Partner was terminated in connection with AEI’s merger with Chevron and 50,000 outstanding unit options held by its CEO automatically vested. As of September 30, 2011, all unit options were exercised. There are no unit options outstanding under APL LTIPs at September 30, 2011 that will vest within the following twelve months.

The following table sets forth the APL LTIPs’ unit option activity for the periods indicated:

	Three Months Ended September 30,
	2011		2010
		Weighted		Weighted
	Number	Average	Number	Average
	of Unit	Exercise	of Unit	Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	—	$—	100,000	$6.24
Granted	—	—	—	—
Exercised(1)	—	—	(3,000)	6.24
Forfeited	—	—	—	—

Outstanding, end of period(2)	—	$—	97,000	$6.24

Options exercisable, end of period(2)	—	$—	22,000	$6.24

Non-cash compensation expense recognized (in thousands)	$—		$1

	Nine Months Ended September 30,
	2011		2010
		Weighted		Weighted
	Number	Average	Number	Average
	of Unit	Exercise	of Unit	Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	75,000	$6.24	100,000	$6.24
Granted	—	—	—	—
Exercised(1)	(75,000)	6.24	(3,000)	6.24
Forfeited	—	—	—	—

Outstanding, end of period(2)	—	$—	97,000	$6.24

Options exercisable, end of period(2)	—	$—	22,000	$6.24

Non-cash compensation expense recognized (in thousands)(3)	$3		$3

(1)	The intrinsic value for the options exercised during the three months ended September 30, 2010 was $0.1 million. The intrinsic values for the options exercised during the nine months ended September 30, 2011 and 2010, were $1.8 million and $0.1 million, respectively. Approximately $19,000 was received from the exercise of unit option awards during the three and nine months ended September 30, 2010. Approximately $0.5 million was received from the exercise of unit option awards during the nine months ended September 30, 2011. No options were exercised during the three months ended September 30, 2011.
(2)	No options are outstanding or exercisable at September 30, 2011.
(3)	Incremental compensation expense of $2,000, related to the accelerated vesting of options held by APL’s CEO, was recognized during the nine months ended September 30, 2011.

At September 30, 2011, APL had no unrecognized compensation expense related to unvested unit options outstanding under APL’s LTIPs based upon the fair value of the awards.

APL uses the Black-Scholes option pricing model to estimate the weighted average fair value of options granted. No options were granted during the nine months ended September 30, 2011 and 2010 under the APL LTIPS.

APL Employee Incentive Compensation Plan and Agreement

A wholly-owned subsidiary of APL has an incentive plan (the “Cash Plan”), which allows for equity-indexed cash incentive awards to employees of APL (the “Participants”). The Cash Plan is administered by a committee appointed by the CEO of the General Partner. Under the Cash Plan, cash bonus units may be awarded to Participants at the discretion of the committee. During 2009, the committee granted 375,000 bonus units (“Bonus Units”). A Bonus Unit entitles the employee to receive the cash equivalent of the then-fair market value of a common limited partner unit, without payment of an exercise price, upon vesting of the Bonus Unit. Bonus Units vest ratably over a three year period from the date of grant and will automatically vest upon a change of control, death, or termination without cause, each as defined in the governing document. Vesting will terminate upon termination of employment with cause. In conjunction with the approval of the 2010 LTIP, the holders of 300,000 of the then outstanding 375,000 Bonus Units agreed to exchange their Bonus Units for phantom units during the nine months ended September 30, 2010.

At September 30, 2011, APL had 25,500 outstanding Bonus Units, which will all vest within the following twelve months. APL recognizes compensation expense related to these awards based upon the fair value, which is re-measured each reporting period based upon the current fair value of the underlying common units. APL recognized compensation expense related to the re-measurement of the outstanding Bonus Units of $0.3 million during the three months ended September 30, 2010, respectively, and expense of $0.6 million during the nine months ended September 30,

2011 and a credit of $0.5 million during the nine months ended September 30, 2010, which was recorded within general and administrative expense on the Partnership’s consolidated combined statements of operations. No expense was recorded during the three months ended September 30, 2011. APL had $0.6 million and $0.8 million, at September 30, 2011 and December 31, 2010, respectively, included within accrued liabilities on the Partnership’s consolidated balance sheet with regard to these awards, which represents their fair value as of those dates.

NOTE 17 – OPERATING SEGMENT INFORMATION

The Partnership’s operations include four reportable operating segments. These operating segments reflect the way the Partnership manages its operations and makes business decisions. Operating segment data for the periods indicated are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Gas and oil production
Revenues	$16,305	$20,106	$51,654	$70,816
Costs and expenses	(3,990)	(6,257)	(11,953)	(16,863)
Depreciation, depletion and amortization expense	(6,882)	(11,217)	(20,626)	(28,052)

Segment income	$5,433	$2,632	$19,075	$25,901

Well construction and completion
Revenues	$35,657	$60,748	$64,336	$176,685
Costs and expenses	(30,449)	(51,481)	(54,754)	(149,724)

Segment income	$5,208	$9,267	$9,582	$26,961

Other partnership management(1)
Revenues	$7,885	$11,256	$50,128	$34,132
Costs and expenses	(6,923)	(6,862)	(22,454)	(24,190)
Depreciation, depletion and amortization expense	(1,189)	(581)	(3,393)	(3,877)

Segment income (loss)	$(227)	$3,813	$24,281	$6,065

Atlas Pipeline
Revenues (2)	$381,632	$227,905	$989,177	$686,635
Costs and expenses	(296,745)	(191,772)	(815,703)	(558,708)
Depreciation and amortization expense	(19,470)	(18,566)	(57,499)	(55,647)

Segment income	$65,417	$17,567	$115,975	$72,280

Reconciliation of segment income (loss) to net income from continuing operations
Segment income (loss):
Gas and oil production	$5,433	$2,632	$19,075	$25,901
Well construction and completion	5,208	9,267	9,582	26,961
Other partnership management	(227)	3,813	24,281	6,065
Atlas Pipeline	65,417	17,567	115,975	72,280

Total segment income	75,831	33,279	168,913	131,207
General and administrative expenses(3)	(18,617)	(8,037)	(57,046)	(25,350)
Gain (loss) on asset sales	8	—	255,722	(2,947)
Interest expense(3)	(6,315)	(24,089)	(30,960)	(76,229)
Loss on early extinguishment of debt	—	(4,359)	(19,574)	(4,359)

Net income (loss) from continuing operations	$50,907	$(3,206)	$317,055	$22,322

Capital expenditures
Gas and oil production	$20,581	$24,483	$29,053	$57,671
Well construction and completion	—	—	—	—
Other partnership management	776	3,391	3,207	10,623
Atlas Pipeline	56,175	11,359	148,144	31,194
Corporate and other	531	586	4,010	2,422

Total capital expenditures	$78,063	$39,819	$184,414	$101,910

	September 30, 2011	December 31, 2010
Balance sheet
Goodwill:
Gas and oil production	$18,145	$18,145
Well construction and completion	6,389	6,389
Other partnership management	7,250	7,250

	$31,784	$31,784

Total assets:
Gas and oil production	$551,464	$593,368
Well construction and completion	6,961	9,627
Other partnership management	45,499	37,677
Atlas Pipeline	1,877,637	1,752,568
Corporate and other	100,641	42,022

	$2,582,202	$2,435,262

(1)	Includes revenues and expenses from well services, transportation, administration and oversight and other income that do not meet the quantitative threshold for reporting segment information.
(2)	Includes a gain/(loss) of $23.8 million and ($6.8) million on mark-to-market derivatives for the three months ended September 30, 2011 and 2010, respectively, and gains of $9.0 million and $3.7 million on mark-to-market derivatives for the nine months ended September 30, 2011 and 2010, respectively.
(3)	The Partnership notes that interest expense and general and administrative expenses have not been allocated to its reportable segments as it would be impracticable to reasonably do so for the periods presented.

NOTE 18 – SUBSEQUENT EVENTS

Lightfoot Capital Partners. On October 24, 2011, the Partnership announced that GE Energy Financial Services, a unit of General Electric, has invested in Lightfoot. GE Financial Services will own a general partner interest and a 58% limited partner interest. Following this investment, the Partnership will hold an approximate 16% general partner interest and 12% limited partner interest in Lightfoot.

Formation of Atlas Resource Partners, L.P. On October 17, 2011, the General Partner’s board of directors approved a plan to create a newly formed exploration and production master limited partnership named Atlas Resource Partners, L.P. (“Atlas Resource Partners”), which will hold substantially all of the Partnership’s current natural gas and oil development and production assets and the partnership management business. Upon consummation of the transaction, the Partnership intends to retain a 78.4% limited partner interest in Atlas Resource Partners. The Partnership intends to distribute a 19.6% limited partner interest in Atlas Resource Partners to the Partnership’s unitholders. The Partnership will also own the general partner of Atlas Resource Partners, which will own a 2% general partner interest and all of the incentive distribution rights in the partnership. Completion of the transaction is subject to a number of conditions, including final approval by the General Partner’s board of directors, as well as the effectiveness of the Form 10 registration statement that Atlas Resource Partners filed with the SEC on October 17, 2011. The transaction is expected to close in the first quarter of 2012.

Cash Distributions. On October 26, 2011, the Partnership declared a cash distribution of $0.24 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended September 30, 2011. The $12.3 million distribution will be paid on November 18, 2011 to unitholders of record at the close of business on November 7, 2011.

APL Cash Distributions. On October 26, 2011, APL declared a cash distribution of $0.54 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended September 30, 2011. The $29.0 million distribution, including $4.9 million to the Partnership, will be paid on November 14, 2011 to unitholders of record at the close of business on November 7, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements –

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

BUSINESS OVERVIEW

We are a publicly-traded Delaware limited partnership, formerly known as Atlas Pipeline Holdings, L.P. (NYSE: ATLS). On February 17, 2011, we acquired certain assets and liabilities (the “Transferred Business” – see “Subsequent Events”) from Atlas Energy, Inc. (“AEI”), the former owner of our general partner (see “Recent Developments”). These assets principally included the following:

•	AEI’s investment management business, which sponsors tax-advantaged direct investment natural gas and oil partnerships, through which we fund a portion of our natural gas and oil well drilling;

•

proved reserves located in the Appalachia Basin, the Niobrara formation in Colorado, the New Albany Shale of west central Indiana, the Antrim Shale of northern Michigan, and the Chattanooga Shale of northeastern Tennessee;

•	certain producing natural gas and oil properties, upon which we are developers and producers;

•	all of the ownership interests in Atlas Energy GP, LLC, our general partner; and

•

a direct and indirect ownership interest in Lightfoot LP and Lightfoot GP (collectively, “Lightfoot”), which incubate new MLPs and invest in existing MLPs. At September 30, 2011, we had an approximate direct and indirect 18% ownership interest in Lightfoot GP (see “Subsequent Events”). We also have direct and indirect ownership interests in Lightfoot LP.

We also maintain an ownership interest in Atlas Pipeline Partners, L.P. (“APL”), a publicly traded Delaware limited partnership (NYSE: APL) and midstream energy service provider engaged in the gathering and processing of natural gas in the Mid-Continent and Appalachia regions of the United States. At September 30, 2011, we owned a 2.0% general partner interest, all of the incentive distribution rights, and an approximate 10.7% common limited partner interest.

FINANCIAL PRESENTATION

Our consolidated combined financial statements contain our accounts and those of our consolidated subsidiaries, all of which are wholly-owned at September 30, 2011 except for APL, which we control. Due to the structure of our ownership interests in APL, in accordance with generally accepted accounting principles, we consolidate the financial statements of APL into our financial statements rather than present our ownership interests as equity investments. As such, the non-controlling interests in APL are reflected as income attributable to non-controlling interests in our consolidated combined statements of operations and as a component of partners’ capital on our consolidated combined balance sheets. Throughout this section, when we refer to “our” consolidated combined financial statements, we are referring to the consolidated combined results for us, our wholly-owned subsidiaries and the consolidated results of APL, adjusted for non-controlling interests in APL’s net income.

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

•

Retrospectively adjusted our consolidated combined balance sheet as of December 31, 2010, our consolidated combined statement of partners’ capital for the nine months ended September 30, 2011, and our consolidated combined statements of operations for the nine months ended September 30, 2011 and the three and nine months ended September 30, 2010, and our consolidated combined statements of cash flows for the nine months ended September 30, 2011 and 2010 to reflect our results combined with the results of the Transferred Business as of or at the beginning of the respective period; and

•

Adjusted the presentation of our consolidated combined statements of operations for the nine months ended September 30, 2011 and the three and nine months ended September 30, 2010 to reflect the results of operations attributable to the Transferred Business prior to the date of acquisition as a reduction of net income (loss) to determine income (loss) attributable to common limited partners. However, the Transferred Business’ historical financial statements prior to the date of acquisition do not reflect general and administrative expenses and interest expense. The Transferred Business was not managed by AEI as a separate business segment and did not have identifiable labor and other ancillary costs. The general and administrative and interest expenses of AEI prior to the date of acquisition, including the exploration and production business segment, related primarily to business activities associated with the business sold to Chevron Corporation in February 2011 and not activities related to the Transferred Business.

APL completed the sale of its Elk City system on September 16, 2010. As such, we have adjusted the prior year consolidated financial information presented to reflect the amounts related to the operations of this system as discontinued operations.

SUBSEQUENT EVENTS

Lightfoot Capital Partners. On October 24, 2011, we announced that GE Energy Financial Services, a unit of General Electric, has invested in Lightfoot. GE Financial Services will own a general partner interest and a 58% limited partner interest. Following this investment, we will hold an approximate 16% general partner interest and 12% limited partner interest in Lightfoot.

Formation of Atlas Resource Partners, L.P. On October 17, 2011, our General Partner’s board of directors approved a plan to create a newly formed exploration and production master limited partnership named Atlas Resource Partners, L.P. (“Atlas Resource Partners”), which will hold substantially all of our current natural gas and oil development and production assets and our partnership management business. Upon consummation of the transaction, we intends to retain a 78.4% limited partner interest in Atlas Resource Partners. We intend to distribute a 19.6% limited partner interest in Atlas Resource Partners to our unitholders. We will also own the general partner of Atlas Resource Partners, which will own a 2% general partner interest and all of the incentive distribution rights in the partnership. Completion of the transaction is subject to a number of conditions, including final approval by our General Partner’s board of directors, as well as the effectiveness of the Form 10 registration statement that Atlas Resource Partners filed with the SEC on October 17, 2011. The transaction is expected to close in the first quarter of 2012.

Cash Distributions. On October 26, 2011, we declared a cash distribution of $0.24 per unit on our outstanding common limited partner units, representing the cash distribution for the quarter ended September 30, 2011. The $12.3 million distribution will be paid on November 18, 2011 to unitholders of record at the close of business on November 7, 2011.

APL Cash Distributions. On October 26, 2011, APL declared a cash distribution of $0.54 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended September 30, 2011. The $29.0 million distribution, including $4.9 million to us, will be paid on November 14, 2011 to unitholders of record at the close of business on November 7, 2011.

RECENT DEVELOPMENTS

APL Credit Facility. In July 2011, APL exercised the $100.0 million accordion feature on its revolving credit facility to increase the capacity from $350.0 million to $450.0 million. The other terms of the credit agreement put in place in December 2010 remain unchanged.

Redemption of APL Preferred Units. In May 2011, APL redeemed its 8,000 APL Class C Preferred Units outstanding for cash at the liquidation value of $1,000 per unit, or $8.0 million, plus $0.2 million of accrued dividends. At September 30, 2011, APL had no preferred units outstanding.

APL Pipeline Acquisition. In May 2011, APL acquired a 20% interest in West Texas LPG Pipeline Limited Partnership (“West Texas LPG”) from Buckeye Partners, L.P. for $85.0 million. West Texas LPG owns a common-carrier pipeline system that transports natural gas liquids from New Mexico and Texas to Mont Belvieu for fractionation. West Texas LPG is operated by Chevron Pipeline Company, a subsidiary of Chevron, which owns the remaining 80% interest.

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

Acquisition from AEI. On February 17, 2011, we completed an acquisition of the Transferred Business (see “Subsequent Events”) from AEI, the former parent of our general partner, which included the following assets:

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

•

a direct and indirect ownership interest in Lightfoot, which incubates new MLPs and invests in existing MLPs. We have an approximate direct and indirect 18% ownership interest in Lightfoot GP (see “Subsequent Events”). We also have direct and indirect ownership interests in Lightfoot LP.

For the assets acquired and liabilities assumed, we issued approximately 23.4 million of our common limited partner units and paid $30.0 million in cash consideration. Based on our February 17, 2011 common unit closing price of $15.92, the common units issued to AEI were valued at approximately $372.2 million. In connection with the transaction, we also received $124.7 million with respect to a contractual cash transaction adjustment from Chevron related to certain liabilities assumed by the Transferred Business, including certain amounts subject to a reconciliation period following the consummation of the transaction. Including the cash transaction adjustment, the net book value of the Transferred Business was approximately $528.7 million.

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

Investment Partnerships. We generally have funded a portion of our drilling activities through sponsorship of tax-advantaged investment drilling partnerships. In addition to providing capital for our drilling activities, our investment partnerships are a source of fee-based revenues, which are not directly dependent on natural gas and oil prices. As managing general partner of the investment partnerships, we receive the following fees:

•	Well construction and completion. For each well that is drilled by an investment partnership, we receive a 15% to 18% mark-up on those costs incurred to drill and complete the well;

•

Administration and oversight. For each well drilled by an investment partnership, we receive a fixed fee of between $15,000 and $250,000, depending on the type of well drilled. Additionally, the partnership pays us a monthly per well administrative fee of $75 for the life of the well. Because we coinvest in the partnerships, the net fee that we receive is reduced by our proportionate interest in the well; and

•

Well services. Each partnership pays us a monthly per well operating fee, currently $100 to $1,500, for the life of the well. Because we coinvest in the partnerships, the net fee that we receive is reduced by our proportionate interest in the well.

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

RESULTS OF OPERATIONS

GAS AND OIL PRODUCTION

Production Profile. Currently, we have focused our natural gas and oil production operations in various shale plays in the northeastern and midwestern United States. As part of our agreement with AEI to acquire the Transferred Business, we have entered into certain agreements which restrict our ability to drill additional wells in certain areas of the Marcellus Shale. Through September 30, 2011, we have established production positions in the following areas:

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

The following table presents the number of wells we drilled, both gross and for our interest, and the number of gross wells we turned in line during the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Gross wells drilled:
Appalachia	9	9	12	19
New Albany/Antrim	—	30	—	57
Niobrara	33	6	50	6

	42	45	62	82

Our share of gross wells drilled(1):
Appalachia	2	2	3	4
New Albany/Antrim	—	9	—	16
Niobrara	6	2	11	2

	8	13	14	22

Gross wells turned in line:
Appalachia	—	10	1	77
New Albany/Antrim	—	34	13	68
Niobrara	7	—	37	—

	7	44	51	145

(1)

Includes (i) our percentage interest in the wells in which we have a direct ownership interest and (ii) our percentage interest in the wells based on our percentage interest in our investment partnerships.

Production Volumes. The following table presents our total net gas and oil production volumes and production per day for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Production:(1)(2)
Appalachia:(3)
Natural gas (MMcf)	2,492	3,047	7,689	9,554
Oil (000’s Bbls) (4)	65	87	203	241

Total (MMcfe)	2,880	3,570	8,910	11,002

New Albany/Antrim:
Natural gas (MMcf)	283	202	866	441
Oil (000’s Bbls)	—	—	—	—

Total (MMcfe)	283	202	866	441

Niobrara:
Natural gas (MMcf)	42	—	95	—
Oil (000’s Bbls)	—	—	—	—

Total (MMcfe)	42	—	95	—

Total:
Natural gas (MMcf)	2,818	3,249	8,651	9,994
Oil (000’s Bbls) (4)	65	87	203	241

Total (MMcfe)	3,206	3,772	9,871	11,442

Production per day: (1)(2)
Appalachia:(3)
Natural gas (Mcfd)	27,088	33,119	28,166	34,995
Oil (Bpd) (4)	703	948	745	884

Total (Mcfed)	31,304	38,809	32,637	40,299

New Albany/Antrim:
Natural gas (Mcfd)	3,081	2,193	3,172	1,614
Oil (Bpd)	—	—	—	—

Total (Mcfed)	3,081	2,193	3,172	1,614

Niobrara:
Natural gas (Mcfd)	461	—	349	—
Oil (Bpd)	—	—	—	—

Total (Mcfed)	461	—	349	—

Total:
Natural gas (Mcfd)	30,629	35,312	31,687	36,610
Oil (Bpd) (4)	703	948	745	884

Total (Mcfed)	34,845	41,002	36,158	41,914

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

(3)	Appalachia includes our production located in Pennsylvania, Ohio, New York, West Virginia and Tennessee.
(4)	Includes NGL production volume.

Production Revenues, Prices and Costs. Our production revenues and estimated gas and oil reserves are substantially dependent on prevailing market prices for natural gas, which comprised 94% of our proved reserves on an energy equivalent basis at December 31, 2010. The following table presents our production revenues and average sales prices for our natural gas and oil production for the three and nine months ended September 30, 2011 and 2010, along with our average production costs, taxes, and transmission and compression costs in each of the reported periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Production revenues (in thousands):
Appalachia:(1)
Natural gas revenue	$10,726	$14,769	$33,888	$55,260
Oil revenue(5)	4,116	4,242	13,271	13,015

Total revenues	$14,842	$19,011	$47,159	$68,275

New Albany/Antrim:
Natural gas revenue	$1,272	$1,095	$4,041	$2,541
Oil revenue	—	—	—	—

Total revenues	$1,272	$1,095	$4,041	$2,541

Niobrara:
Natural gas revenue	$191	$—	$454	$—
Oil revenue	—	—	—	—

Total revenues	$191	$—	$454	$—

Total:
Natural gas revenue	$12,189	$15,864	$38,383	$57,801
Oil revenue(5)	4,116	4,242	13,271	13,015

Total revenues	$16,305	$20,106	$51,654	$70,816

Average sales price:(2)
Natural gas (per Mcf):
Total realized price, after hedge (3)	$5.10	$6.59	$5.24	$7.15
Total realized price, before hedge (3)	$4.90	$4.12	$4.69	$4.74
Oil (per Bbl):
Total realized price, after hedge	$83.34	$74.71	$90.65	$75.66
Total realized price, before hedge	$81.85	$66.36	$89.79	$69.07

Production costs (per Mcfe):(2)
Appalachia:(1)
Lease operating expenses(4)	$1.11	$1.56	$1.00	$1.25
Production taxes	0.05	0.03	0.05	0.03
Transportation and compression	0.51	0.60	0.53	0.60

	$1.67	$2.18	$1.57	$1.89

New Albany/Antrim:
Lease operating expenses	$1.13	$1.39	$1.19	$1.63
Production taxes	0.14	0.10	0.12	0.11
Transportation and compression	(0.11)	0.11	0.03	0.10

	$1.15	$1.61	$1.35	$1.84

Niobrara:
Lease operating expenses	$1.51	$—	$1.02	$—
Production taxes	0.02	—	0.02	—
Transportation and compression	0.73	—	0.46	—

	$2.27	$—	$1.50	$—

Total:
Lease operating expenses(4)	$1.12	$1.55	$1.01	$1.27
Production taxes	0.06	0.03	0.05	0.03
Transportation and compression	0.46	0.57	0.48	0.58

	$1.63	$2.15	$1.55	$1.89

(1)	Appalachia includes our operations located in Pennsylvania, Ohio, New York, West Virginia and Tennessee.
(2)	“Mcf” represents thousand cubic feet; “Mcfe” represents thousand cubic feet equivalents; and “Bbl” represents barrels.
(3)

Excludes the impact of certain allocations of production revenue to investor partners within our investment partnerships for the three and nine months ended September 30, 2011 and 2010. Including the effect of these allocations, the average realized gas sales price was $4.33 per Mcf ($4.13 per Mcf before the effects of financial hedging) and $4.88 per Mcf ($2.41 per Mcf before the effects of financial hedging) for the three months ended September 30, 2011 and 2010, respectively, and $4.44 per Mcf ($3.89 per Mcf before the effects of financial hedging) and $5.78 per Mcf ($3.47 per Mcf before the effects of financial hedging) for the nine months ended September 30, 2011 and 2010, respectively.

(4)

Excludes the effects of our proportionate share of lease operating expenses associated with certain allocations of production revenue to investor partners within our investment partnerships for the three and nine months ended September 30, 2011 and 2010. Including the effects of these costs, Appalachia lease operating expenses per Mcfe were $0.68 per Mcfe ($1.24 per Mcfe for total production costs) and $1.04 per Mcfe ($1.66 per Mcfe for total production costs) for the three months ended September 30, 2011 and 2010, respectively, and $0.62 per Mcfe ($1.19 per Mcfe for total production costs) and $0.83 per Mcfe ($1.46 per Mcfe for total production costs) for the nine months ended September 30, 2011 and 2010, respectively. Including the effects of these costs, total lease operating expenses per Mcfe were $0.73 per Mcfe ($1.24 per Mcfe for total production costs) and $1.05 per Mcfe ($1.66 per Mcfe for total production costs) for the three months ended September 30, 2011 and 2010, respectively, and $0.67 per Mcfe ($1.21 per Mcfe for total production costs) and $0.86 per Mcfe ($1.47 per Mcfe for total production costs) for the nine months ended September 30, 2011 and 2010, respectively.

(5)	Includes NGL production revenue.

Three Months Ended September 30, 2011 Compared with the Three Months Ended September 30, 2010. Total natural gas revenues were $12.2 million for the three months ended September 30, 2011, a decrease of $3.7 million from $15.9 million for the three months ended September 30, 2010. This decrease consisted of a $4.9 million decrease attributable to lower realized natural gas prices and a $2.2 million decrease attributable to lower production volumes, partially offset by a $3.4 million decrease in gas revenues allocated to the investor partners within our investment partnerships for the three months ended September 30, 2011 compared with the prior year period. Total oil revenues were $4.1 million for the three months ended September 30, 2011, a decrease of $0.1 million from $4.2 million for the comparable prior year period. This decrease was attributable to a $0.6 million decrease associated with lower oil production volumes in comparison to the prior year period, partially offset by a $0.3 million increase associated with higher average realized prices and a $0.2 million increase from the sale of natural gas liquids.

Appalachia production costs were $3.6 million for the three months ended September 30, 2011, a decrease of $2.3 million from $5.9 million for the three months ended September 30, 2010. This decrease was due primarily to a $1.0 million decrease associated with water hauling and disposal costs, a $0.7 million decrease in transportation costs, a $0.6 million decrease for maintenance expenses and other costs associated with our natural gas and oil operations and a $0.6 million decrease for labor-related costs, partially offset by a $0.6 million decrease associated with our proportionate share of lease operating expenses associated with our revenue that was allocated to the investor partners within our investment partnerships.

Nine Months Ended September 30, 2011 Compared with the Nine Months Ended September 30, 2010. Total natural gas revenues were $38.4 million for the nine months ended September 30, 2011, a decrease of $19.4 million from $57.8 million for the nine months ended September 30, 2010. This decrease consisted of a $19.1 million decrease attributable to lower realized natural gas prices and a $7.0 million decrease attributable to lower production volumes, partially offset by a $6.7 million decrease in gas revenues allocated to the investor partners within our investment partnerships for the nine months ended September 30, 2011 compared with the prior year period. Total oil revenues were $13.3 million for the nine months ended September 30, 2011, an increase of $0.3 million from $13.0 million for the comparable prior year period. This increase resulted primarily from a $1.0 million increase from the sale of natural gas liquids and a $1.6 million increase associated with higher average realized prices, partially offset by a $2.3 million decrease associated with lower oil production volumes.

Appalachia production costs were $10.7 million for the nine months ended September 30, 2011, a decrease of $5.3 million from $16.0 million for the nine months ended September 30, 2010. This decrease was principally due to $2.2 million decrease associated with water hauling and disposal costs, a $1.9 million decrease in transportation costs, a $0.8 million decrease for labor-related costs and a $1.8 million decrease associated with maintenance expenses and other costs associated with our natural gas and oil operations, partially offset by a $1.4 million decrease associated with our proportionate share of lease operating expenses associated with our revenue that was allocated to the investor partners within our investment partnerships. New Albany/Antrim production costs were $1.2 million for the nine months ended September 30, 2011, an increase of $0.4 million from $0.8 million for the comparable prior year period. This increase was primarily attributable to a $0.1 million increase for labor-related expense and a $0.3 million increase associated with parts, materials and other costs associated with our increased natural gas production in New Albany/Antrim.

PARTNERSHIP MANAGEMENT

Well Construction and Completion

Drilling Program Results. The number of wells we drill will vary within the partnership management segment depending on the amount of capital we raise through our investment partnerships, the cost of each well, the depth or type of each well, the estimated recoverable reserves attributable to each well and accessibility to the well site. The following table presents the amounts of drilling partnership investor capital raised and deployed (in thousands), as well as the number of gross and net development wells we drilled for our investment partnerships during the three and nine months ended September 30, 2011 and 2010. There were no exploratory wells drilled during the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Drilling partnership investor capital:
Raised	$32,459	$119,925	$32,459	$149,342
Deployed	$35,657	$60,748	$64,336	$176,685

Gross partnership wells drilled:
Appalachia	9	9	12	19
New Albany/Antrim	—	30	—	57
Niobrara	33	6	50	6

Total	42	45	62	82

Net partnership wells drilled:
Appalachia	8	9	11	19
New Albany/Antrim	—	26	—	49
Niobrara	33	6	50	6

Total	41	41	61	74

Well construction and completion revenues and costs and expenses incurred represent the billings and costs associated with the completion of wells for investment partnerships we sponsor. The following table sets forth information relating to these revenues and the related costs and number of net wells associated with these revenues during the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Average construction and completion:
Revenue per well	$1,198	$1,314	$1,075	$1,744
Cost per well	1,023	1,114	915	1,478

Gross profit per well	$175	$200	$160	$266

Gross profit margin	$5,208	$9,267	$9,582	$26,961

Partnership net wells associated with revenue recognized(1):
Appalachia	5	7	8	42
New Albany/Antrim	—	34	3	54
Niobrara	25	5	49	5

	30	46	60	101

(1)	Consists of partnership net wells for which well construction and completion revenue was recognized on a percentage of completion basis.

Three Months Ended September 30, 2011 Compared with the Three Months Ended September 30, 2010. Well construction and completion segment margin was $5.2 million for the three months ended September 30, 2011, a decrease of $4.1 million from $9.3 million for the three months ended September 30, 2010. This decrease consisted of a $3.3 million decrease related to fewer wells recognized for revenue within the investment partnerships and a $0.8 million decrease associated with lower gross profit per well. Since our drilling contracts with the Drilling Partnerships are on a “cost-plus” basis (typically cost-plus 15% to 18%), an increase or decrease in our average cost per well also results in a proportionate increase or decrease in our average revenue per well, which directly affects the number of wells we drill. Average revenue and cost per well decreased between periods due to higher capital deployed for Niobrara formation wells within the Drilling Partnerships during the third quarter 2011 in comparison to the prior year period. Additionally, the third quarter 2010 was characterized by more New Albany/Antrim Shale and Marcellus Shale horizontal capital deployed, which have a higher cost per well as compared to the Niobrara Shale wells.

Nine Months Ended September 30, 2011 Compared with the Nine Months Ended September 30, 2010. Well construction and completion segment margin was $9.6 million for the nine months ended September 30, 2011, a decrease of $17.4 million from $27.0 million for the nine months ended September 30, 2010. This decrease consisted of an $11.0 million decrease related to fewer wells recognized for revenue within the investment partnerships and a $6.4 million decrease associated with lower gross profit per well. Average cost and revenue per well decreased between periods due to higher capital deployed for Niobrara formation wells within the Drilling Partnerships during the first nine months of 2011, whereas the first nine months of 2010 were characterized by higher Marcellus and New Albany/Antrim Shale wells. Typically, the Niobrara formation wells we have drilled within the Drilling Partnerships have a lower cost per well as compared to the Marcellus and New Albany/Antrim Shale wells. In addition, the decrease in well construction and completion margin was the result of the cancellation of our fall 2010 drilling program, which was the result of our announcement of the acquisition of the Transferred Business in November 2010.

Our consolidated combined balance sheet at September 30, 2011 includes $33.2 million of “liabilities associated with drilling contracts” for funds raised by our investment partnerships that have not been applied to the completion of wells due to the timing of drilling operations, and thus had not been recognized as well construction and completion revenue on our consolidated combined statements of operations. We expect to recognize this amount as revenue during the remainder of 2011 and early 2012.

Administration and Oversight

Administration and oversight fee revenues represent supervision and administrative fees earned for the drilling and subsequent ongoing management of wells for our investment partnerships.

Three Months Ended September 30, 2011 Compared with the Three Months Ended September 30, 2010. Administration and oversight fee revenues were $2.3 million for the three months ended September 30, 2011, a decrease of $1.3 million from $3.6 million for the three months ended September 30, 2010. This decrease was primarily due to a decrease in the number of Marcellus and New Albany Shale wells drilled during the current year period in comparison to the prior year period, partially offset by the increase in the number of wells drilled in the Niobrara Shale during the current year period in comparison to the prior year period.

Nine Months Ended September 30, 2011 Compared with the Nine Months Ended September 30, 2010. Administration and oversight fee revenues were $5.1 million for the nine months ended September 30, 2011, a decrease of $2.4 million from $7.5 million for the nine months ended September 30, 2010. This decrease was primarily due to a decrease in the number of Marcellus Shale and New Albany Shale wells drilled during the current year period in comparison to the prior year period, partially offset by the increase in the number of wells drilled in the Niobrara Shale during the current year period in comparison to the prior year period. In addition, the decrease in administration and oversight margin was the result of the cancellation of our fall 2010 drilling program, which was the result of our announcement of the acquisition of the Transferred Business in November 2010.

Well Services

Well service revenue and expenses represent the monthly operating fees we charge and the work our service company performs for our investment partnership wells during the drilling and completing phase as well as ongoing maintenance of these wells and other wells in which we serve as operator.

Three Months Ended September 30, 2011 Compared with the Three Months Ended September 30, 2010. Well services revenues were $4.9 million for the three months ended September 30, 2011, a decrease of $0.6 million from $5.5 million for the three months ended September 30, 2010. This decrease was due primarily to fewer turned in line wells as compared to the prior year. Well services expenses were $2.0 million for three months ended September 30, 2011, a decrease of $0.4 million from $2.4 million for the three months ended September 30, 2010. The decrease in well services expense is primarily related to a reduction in repairs and maintenance expenses due to fewer turned in line wells during the three months ended September 30, 2011 as compared with the prior year period.

Nine Months Ended September 30, 2011 Compared with the Nine Months Ended September 30, 2010. Well services revenues were $15.1 million for the nine months ended September 30, 2011, a decrease of $0.5 million from $15.6 million for the nine months ended September 30, 2010. This decrease was due primarily to fewer wells turned in line as compared to the prior year. Well services expenses were $6.1 million for nine months ended September 30, 2011, a decrease of $1.6 million from $7.7 million for the nine months ended September 30, 2010. The decrease in well services expense is primarily related to a reduction in repairs and maintenance expenses due to fewer turned in line wells during the nine months ended September 30, 2011 as compared with the prior year period.

Gathering and Processing

Gathering and processing margin includes gathering fees we charge to our investment partnership wells and the related expenses, as well as gross margin for our processing plants in the New Albany Shale and the Chattanooga Shale, and the operating revenues and expenses of APL. The gathering fees charged to our investment partnership wells generally range from $0.35 per Mcf to the amount of the competitive gathering fee, currently defined as 13% of the gross sales price of the natural gas. In general, pursuant to gathering agreements we have with a third-party gathering system which gathers the majority of our natural gas, we must also pay an additional amount equal to the excess of the gathering fees collected from the investment partnerships up to an amount equal to approximately 16% of the realized natural gas sales price (adjusted for the settlement of natural gas derivative instruments). However, in most of our direct investment partnerships, we collect a gathering fee of 13% of the realized natural gas sales price per the respective partnership agreement. As a result, some of our gathering expenses within our partnership management segment, specifically those in the Appalachia Basin, will generally exceed the revenues collected from the investment partnerships by approximately 3%.

The following table presents our gathering and processing revenues and expenses and those attributable to APL for each of the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Gathering and Processing:
Atlas Energy:
Revenue	$4,431	$2,345	$14,048	$11,414
Expense	(4,880)	(4,446)	(16,377)	(16,499)

Gross Margin	$(449)	$(2,101)	$(2,329)	$(5,085)

Atlas Pipeline:
Revenue	$353,189	$230,429	$969,524	$671,922
Expense	(296,745)	(191,772)	(815,703)	(558,708)

Gross Margin	$56,444	$38,657	$153,821	$113,214

Total:
Revenue	$357,620	$232,774	$983,572	$683,336
Expense	(301,625)	(196,218)	(832,080)	(575,207)

Gross Margin	$55,995	$36,556	$151,492	$108,129

Three Months September 30, 2011 Compared with the Three Months Ended September 30, 2010. Our net gathering and processing expense for the three months ended September 30, 2011 was $0.4 million compared with $2.1 million for the three months ended September 30, 2010. This favorable decrease was principally due to lower natural gas volume and prices between the periods.

Gathering and processing margin for APL was $56.4 million for the three months ended September 30, 2011 compared with $38.7 million for the three months ended September 30, 2010. This increase was due principally to higher production volumes and higher average natural gas liquids and crude oil commodity prices between periods.

Nine Months September 30, 2011 Compared with the Nine Months Ended September 30, 2010. Our net gathering and processing expense for the nine months ended September 30, 2011 was $2.3 million compared with $5.1 million for the nine months ended September 30, 2010. This favorable decrease was principally due to lower natural gas volume and prices between the periods.

Gathering and processing margin for APL was $153.8 million for the nine months ended September 30, 2011 compared with $113.2 million for the nine months ended September 30, 2010. This increase was due principally to higher production volumes and higher average natural gas liquids and crude oil commodity prices between periods.

Gain (Loss) on Mark-to-Market Derivatives

Three Months Ended September 30, 2011 Compared with the Three Months Ended September 30, 2010. Gain on mark-to-market derivatives was $23.8 million for the three months ended September 30, 2011 as compared with a loss of $6.8 million for the three months ended September 30, 2010. This favorable movement was due primarily to a $32.8 million favorable variance in non-cash mark-to-market adjustments on APL’s derivatives offset by a $1.8 million unfavorable variance of net cash settlements on APL’s commodity-based derivatives in the prior period and a $0.4 million unfavorable variance in non-cash derivative gains related to early termination of a portion of APL’s derivative contracts in the current period.

Nine Months Ended September 30, 2011 Compared with the Nine Months Ended September 30, 2010. Gain on mark-to-market derivatives was $9.0 million for the nine months ended September 30, 2011 as compared with $3.7 million for the nine months ended September 30, 2010. This favorable movement was due primarily to a $13.2 million favorable variance in non-cash mark-to-market adjustments on APL’s derivatives and a $34.6 million favorable variance of net cash derivative expense related to the early termination of a portion of APL’s derivative contracts in the prior period, partially offset by a $24.8 million unfavorable variance in non-cash derivative gains related to early termination of a portion of APL’s derivative contracts and a $17.7 million unfavorable movement in cash settlements on net cash derivative expense related to APL’s commodity-based derivatives.

Other, Net

Three Months Ended September 30, 2011 Compared with the Three Months September 30, 2010. Other, net was $0.9 million for the three months ended September 30, 2011 as compared with $4.1 million for the comparable prior year period. This decrease was due primarily to a $3.7 million decrease associated with our equity earnings in Lightfoot.

Nine Months Ended September 30, 2011 Compared with the Nine Months Ended September 30, 2010. Other, net was $26.7 million for the nine months ended September 30, 2011 as compared with $10.6 million for the comparable prior year period. This favorable increase was due primarily to a $16.1 million increase associated with our equity earnings in Lightfoot. During the nine months ended September 30, 2011, we recorded a gain of $15.0 million pertaining to our share of Lightfoot LP’s gain recognized on the sale of International Resource Partners LP, its metallurgical and steam coal business, in March 2011.

OTHER COSTS AND EXPENSES

General and Administrative Expenses

The following table presents our general and administrative expenses and those attributable to APL for each of the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
General and Administrative expenses:
Atlas Energy	$9,387	$459	$30,229	$1,829
Atlas Pipeline	9,230	7,578	26,817	23,521

Total	$18,617	$8,037	$57,046	$25,350

Total general and administrative expenses increased to $18.6 million for the three months ended September 30, 2011 compared with $8.0 million for the three months ended September 30, 2010. Because the Transferred Business was not accounted for by AEI as a stand-alone business unit, it was not practicable for us to allocate general and administrative expenses to it for historical periods. Therefore, the general and administrative expenses for the three and nine months ended September 30, 2010 were comprised of our stand-alone general and administrative expenses, while the expenses for the three and nine months ended September 30, 2011 were comprised of our stand-alone general and administration expenses and that of the Transferred Business. In addition, our general and administrative expenses for the three months ended September 30, 2011 included $6.2 million of reimbursements we received from Chevron for the transition services we provided during the period. Our $9.4 million of general and administrative expense for the three months ended September 30, 2011 was comprised of $1.8 million of net salary and wages expense, $4.3 million of non-cash compensation expense and $4.7 million of other corporate activities. APL’s $9.2 million of general and administrative expense for the three months ended September 30, 2011 represents an increase of $1.7 million from the comparable prior year period, which was principally due to an increase in salaries and wages resulting mainly from the expansion of its business.

Total general and administrative expenses increased to $57.0 million for the nine months ended September 30, 2011 compared with $25.4 million for the nine months ended September 30, 2010. Our general and administrative expenses for the nine months ended September 30, 2011 included $15.5 million of reimbursements we received from Chevron for the transition services we provided during the period. Our $30.2 million of general and administrative expense for the nine months ended September 30, 2011 was comprised of $6.5 million of net salary and wages expense, $8.9 million of non-cash compensation expense, $1.6 million of syndication expenses related to the cancellation of our Fall 2010 drilling program, $2.1 million of transaction costs related to the acquisition of the Transferred Business, and $11.4 million of other corporate activities. APL’s $26.8 million of general and administrative expense for the nine months ended September 30, 2011 represents an increase of $3.3 million from the comparable prior year period, which was principally due to an increase in salaries and wages resulting mainly from the expansion of its business.

Depreciation, Depletion and Amortization

The following table presents our depreciation, depletion and amortization expense and that which was attributable to APL for each of the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Depreciation, depletion and amortization:
Atlas Energy	$8,071	$11,798	$24,019	$31,929
Atlas Pipeline	19,470	18,566	57,499	55,647

Total	$27,541	$30,364	$81,518	$87,576

Total depreciation, depletion and amortization decreased to $27.5 million for the three months ended September 30, 2011 compared with $30.4 million for the comparable prior year period primarily due to a $4.3 million decrease in our depletion expense.

Total depreciation, depletion and amortization decreased to $81.5 million for the nine months ended September 30, 2011 compared with $87.6 million for the comparable prior year period primarily due to a $7.4 million decrease in our depletion expense. The following table presents our depletion expense per Mcfe for our operations for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Depletion expense (in thousands):
Total	$6,882	$11,217	$20,626	$28,052
Depletion expense as a percentage of gas and oil production revenue	42%	56%	40%	40%

Depletion per Mcfe	$2.15	$2.97	$2.09	$2.45

Depletion expense varies from period to period and is directly affected by changes in our natural gas and oil reserve quantities, production levels, product prices and changes in the depletable cost basis of our natural gas and oil properties. For the three months ended September 30, 2011, depletion expense decreased $4.3 million to $6.9 million compared with $11.2 million for the three months ended September 30, 2010. Our depletion expense of natural gas and oil properties as a percentage of natural gas and oil revenues was 42% for the three months ended September 30, 2011, compared with 56% for the three months ended September 30, 2010. Depletion expense per Mcfe was $2.15 for the three months ended September 30, 2011, a decrease of $0.82 per Mcfe from $2.97 for the three months ended September 30, 2010. The decrease of our depletion expense as a percentage of natural gas and oil production revenue and depletion expense per Mcfe during the three months ended September 30, 2011 as compared to the comparable prior year period was primarily due to the significant additions to our depletable cost basis from the drilling of our Spring 2010 drilling partnership program during the three months ended September 30, 2010. Depletion expense decreased between periods principally due to significant additions to our depletable cost basis from drilling of our Spring 2010 drilling partnership program during the prior year period, an overall decrease in production volumes and the impact in the current period of the $50.7 million impairment of our Upper Devonian and Chattanooga Shale fields recorded during the three months ended December 31, 2010.

For the nine months ended September 30, 2011, depletion expense decreased $7.4 million to $20.6 million compared with $28.1 million for the nine months ended September 30, 2010. Our depletion expense of oil and gas properties as a percentage of oil and gas revenues was 40% for the nine months ended September 30, 2011, comparable with the nine months ended September 30, 2010. Depletion expense per Mcfe was $2.09 for the nine months ended September 30, 2011, a decrease of $0.36 per Mcfe from $2.45 for the nine months ended September 30, 2010. Depletion expense decreased between periods principally due to the $50.7 million impairment of our Upper Devonian and Chattanooga Shale fields recorded during the three months ended December 31, 2010 and an overall decrease in production volumes.

Gain (Loss) on Asset Sales

The $255.7 million of gain on asset sales for the nine months ended September 30, 2011 principally represents APL’s gain on sale of its 49% non-controlling interest in the Laurel Mountain joint venture. The $2.9 million loss on asset sales for the nine months ended September 30, 2010 represents the loss recognized on our sale of a processing plant.

Interest Expense

The following table presents our interest expense and that which was attributable to APL for each of the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest Expense:
Atlas Energy	$379	$1,002	$6,435	$2,144
Atlas Pipeline	5,936	23,087	24,525	74,085

Total	$6,315	$24,089	$30,960	$76,229

Total interest expense decreased to $6.3 million for the three months ended September 30, 2011 as compared with $24.1 million for the three months ended September 30, 2010. This $17.8 million decrease was due to a $17.2 million decrease related to APL and our $0.6 million decrease. Our $0.4 million of interest expense for the three months ended September 30, 2011 is comprised of $0.2 million of commitment fees related to the unused portion of our credit facility and $0.2 million in amortization of deferred financing costs. The $17.2 million decrease in interest expense for APL was primarily due to a $6.6 million decrease in interest expense associated with its term loan, a $5.6 million decrease in interest expense associated with its 8.125% Senior Notes, a $3.2 million decrease in interest expense associated with its revolving credit facility, and a $1.5 million increase in capitalized interest. In April 2011, APL completed the redemption of all of its 8.125% Senior Notes for a total redemption of $293.7 million and also purchased $7.2 million, or 3.24%, of its outstanding 8.75% Senior Notes. APL funded the redemptions as well as the repayment of borrowings under its revolving credit facility with a portion of the net proceeds from its sale of its 49% non-controlling interest in Laurel Mountain (see “Recent Developments”). APL also repaid a portion of its term loan and borrowings under its revolving credit facility with the net proceeds from the sale of its Elk City processing and gathering system in September 2010.

Total interest expense decreased to $31.0 million for the nine months ended September 30, 2011 as compared with $76.2 million for the nine months ended September 30, 2010. This $45.2 million decrease was primarily due to a $49.5 million decrease related to APL, partially offset by our $4.3 million increase. Our $4.3 million increase in interest expense was primarily due to $4.9 million of accelerated amortization of deferred financing costs for our interim bridge credit facility that was used for the acquisition of the Transferred Business. This credit facility was terminated and replaced in March 2011. The $49.5 million decrease in interest expense for APL was primarily due to a $21.1 million decrease in interest expense associated with its term loan, a $12.2 million decrease in interest expense associated with its revolving credit facility and a $10.8 million decrease in interest expense associated with its 8.125% Senior Notes.

Loss on early extinguishment of debt for the three and nine months ended September 30, 2011 represents the premium paid for the redemption of the APL 8.125% Senior Notes and APL’s recognition of deferred finance costs related to the redemption (see “–Recent Developments”). Loss on early extinguishment of debt for the three and nine months ended September 30, 2010 represents the accelerated amortization of deferred financing costs related to the early retirement of APL’s term loan with proceeds from the sale of its Elk City processing and gathering system in September 2010.

Income (Loss) from Discontinued Operations

For the three months ended September 30, 2010, income from discontinued operations, which consists of amounts associated with APL’s Elk City system that was sold in September 2010, was $305.9 million including the gain on sale. For the nine months ended September 30, 2010, income from discontinued operations, which consists of amounts associated with APL’s Elk City system that was sold in September 2010, was $320.7 million including the gain on sale.

(Income) Loss Attributable to Non-Controlling Interests

Income attributable to non-controlling interests was $43.8 million for the three months ended September 30, 2011 compared with income of $252.6 million for the comparable prior year period, and $263.1 million for the nine months ended September 30, 2011 compared with income of $255.1 million for the comparable prior year period. Income attributable to non-controlling interests includes an allocation of APL’s net income (loss) to non-controlling interest holders. The decrease between the three months ended September 30, 2011 and the prior year comparable period was primarily due to the decrease in APL’s net earnings between periods, which principally consisted of the gain from the sale of its Elk City system.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of liquidity are cash generated from operations, capital raised through investment partnerships, and borrowings under our credit facility (see “Subsequent Events” and “Recent Developments”). Our primary cash requirements, in addition to normal operating expenses, are for debt service, capital expenditures, and quarterly distributions to our common unitholders. In general, we expect to fund:

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

Cash Flows – Nine Months Ended September 30, 2011 Compared with the Nine Months Ended September 30, 2010

Net cash provided by operating activities of $60.8 million for the nine months ended September 30, 2011 represented an unfavorable movement of $144.3 million from net cash provided by operating activities of $205.1 million for the comparable prior year period. The decrease was derived principally from by a $116.0 million unfavorable movement in working capital, a $57.4 million increase in distributions paid to non-controlling interests and a $24.6 million unfavorable movement in net income from discontinued operations, partially offset by a $44.9 million increase in net income excluding non-cash items and an $8.8 million increase in distributions received from unconsolidated subsidiaries. The non-cash charges which impacted net income include a $294.7 million increase in net income from continuing operations, a $20.1 million favorable movement in non-cash expenses, including loss on early extinguishment of debt, compensation expense, depreciation, depletion and amortization and amortization of deferred financing costs and a favorable movement in non-cash gain on derivatives of $3.9 million, partially offset by a $258.7 million unfavorable movement in gains on asset sales and a $15.1 million movement in equity income from unconsolidated subsidiaries. The increase in net income from continuing operations was primarily due to a $255.7 million gain on the sale of APL’s interest in Laurel Mountain, partially offset by a decrease in well construction and completion margin due to the cancellation of our fall 2010 drilling program, which was the result of our announcement of the acquisition of the Transferred Business in November 2010. The movement in cash distributions to non-controlling interest holders was due principally to increases in the cash distributions of APL. The movement in working capital was principally due to a $103.7 million unfavorable movement in accounts receivable and other current assets, due to an increase in APL’s accounts receivable between the periods, and a $12.3 million unfavorable movement in accounts payable and other current liabilities.

Net cash provided by investing activities of $127.6 million for the nine months ended September 30, 2011 represented an unfavorable movement of $425.7 million from net cash provided by investing activities of $553.3 million for the comparable prior year period. This unfavorable movement was principally due to a $667.6 million unfavorable movement in cash provided by discontinued investing activities related to APL’s sale of its Elk City system in September 2010, an $84.1 million unfavorable movement in investments in our and APL’s unconsolidated subsidiaries, including APL’s 20% investment in the West Texas LPG Pipeline, an $82.5 million unfavorable movement in capital expenditures and a $2.8 million unfavorable movement in other assets, partially offset by a $411.3 million increase in net proceeds from asset sales. See further discussion of capital expenditures under “ –Capital Requirements”.

Net cash used in financing activities of $116.3 million for the nine months ended September 30, 2011 represented a change of $643.0 million from $759.3 million for the comparable prior year period. This movement was principally due to a net $450.5 million increase in APL’s net borrowings under its credit facility, a $104.2 million decrease in repayments of long-term debt, a $117.3 million non-cash transaction adjustment related to the acquisition of the Transferred Business and a $24.4 million movement in net investment received from AEI prior to February 17, 2011, partially offset by a $31.3 million decrease in net proceeds from APL’s equity and preferred unit offerings, an $18.9 million increase in distributions paid to unitholders and a $3.2 million unfavorable movement in other financing activities.

Capital Requirements

Our capital requirements consist primarily of:

•	maintenance capital expenditures – capital expenditures we make on an ongoing basis to maintain our current levels of production over the long term; and

•

expansion capital expenditures – capital expenditures we make to increase our current levels of production for longer than the short-term and includes new leasehold interests and the development and exploitation of existing leasehold interests through acquisitions and investments in our drilling partnerships.

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

The following table summarizes our consolidated maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Atlas Energy
Maintenance capital expenditures	$2,300	$—	$7,533	$—
Expansion capital expenditures	19,588	28,460	28,737	70,716

Total	$21,888	$28,460	$36,270	$70,716

Atlas Pipeline
Maintenance capital expenditures	$4,980	$2,595	$13,451	$6,478
Expansion capital expenditures	51,195	8,764	134,693	24,716

Total	$56,175	$11,359	$148,144	$31,194

Consolidated Combined
Maintenance capital expenditures	$7,280	$2,595	$20,984	$6,478
Expansion capital expenditures	70,783	37,224	163,430	95,432

Total	$78,063	$39,819	$184,414	$101,910

During the three months ended September 30, 2011, our $21.9 million of total capital expenditures consisted primarily of $19.4 million of well costs, principally our investments in the Drilling Partnerships, compared with $20.6 million for the prior year comparable period, $1.2 million in leasehold acquisition costs compared with $3.9 million for the prior year comparable period, $0.8 million of gathering and processing costs compared with $3.4 million for the prior year comparable period, and $0.5 million of corporate and other compared with $0.6 million for the prior year comparable period. Maintenance capital expenditures, which are the component of total capital expenditures that maintain our current levels of production over the long term, were $2.3 million during the three months ended September 30, 2011. Prior to our acquisition of the Transferred Business on February 17, 2011, we had no maintenance capital requirements with regard to our oil and gas properties.

During the nine months ended September 30, 2011, our $36.3 million of total capital expenditures consisted primarily of $26.5 million of well costs, principally our investments in the Drilling Partnerships, compared with $47.6 million for the prior year comparable period, $2.6 million in leasehold acquisition costs compared with $10.1 million for the prior year comparable period, $3.2 million of gathering and processing costs compared with $10.6 million for the prior year comparable period and $4.0 million of corporate and other compared with $2.4 million for the prior year comparable period. Maintenance capital expenditures were $7.5 million during the nine months ended September 30, 2011. Prior to our acquisition of the Transferred Business on February 17, 2011, we had no maintenance capital requirements with regard to our oil and gas properties.

We continuously evaluate acquisitions of gas and oil assets. In order to make any acquisition, we believe we will be required to access outside capital either through debt or equity placements or through joint venture operations with other energy companies. There can be no assurance that we will be successful in our efforts to obtain outside capital.

Atlas Pipeline Partners. APL’s capital expenditures increased to $56.2 million for the three months ended September 30, 2011 compared with $11.4 million for the comparable prior year period. The increase was due principally to costs incurred related to APL’s processing facility expansions, compressor upgrades and pipeline projects.

APL’s capital expenditures increased to $148.1 million for the nine months ended September 30, 2011 compared with $31.2 million for the comparable prior year period. The increase was due principally to costs incurred related to APL’s processing facility expansions, compressor upgrades and pipeline projects.

As of September 30, 2011, we and APL are committed to expend approximately $196.2 million on drilling and completion expenditures, pipeline extensions, compressor station upgrades and processing facility upgrades.

OFF BALANCE SHEET ARRANGEMENTS

As of September 30, 2011, our and APL’s off-balance sheet arrangements are limited to our letters of credit outstanding of $0.8 million, APL’s letters of credit outstanding of $1.1 million and commitments to spend $196.2 million related to our drilling and completion expenditures and our and APL’s capital expenditures.

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

CREDIT FACILITY

On March 22, 2011, we entered into a new credit facility with a syndicate of banks that matures in March 2016. The credit facility has maximum lender commitments of $300 million and a current borrowing base of $160 million. The borrowing base is redetermined semiannually in May and November subject to changes in oil and gas reserves and is automatically reduced by 25% of the stated principal of any senior unsecured notes we issued. Up to $20.0 million of the credit facility may be in the form of standby letters of credit. The facility is secured by substantially all of our assets and is guaranteed by substantially all of our subsidiaries (excluding APL and its subsidiaries). The credit agreement contains customary covenants that limit our ability to incur additional indebtedness, grant liens, make loans or investments, make distributions if a borrowing base deficiency or default exists or would result from the distribution, merger or consolidation with other persons, or engage in certain asset dispositions including a sale of all or substantially all of our assets. The credit agreement also requires us to maintain a ratio of Total Funded Debt (as defined in the credit agreement) to four quarters (actual or annualized, as applicable) of EBITDA (as defined in the credit agreement) not greater than 3.75 to 1.0 as of the last day of any fiscal quarter ending on or after June 30, 2011, a ratio of current assets (as defined in the credit agreement) to current liabilities (as defined in the credit agreement) of not less than 1.0 to 1.0 as of the last day of any fiscal quarter, and a ratio of four quarters (actual or annualized, as applicable) of EBITDA to Total Interest Expense (as defined in the credit agreement) of not less than 2.5 to 1.0 as of the last day of any fiscal quarter ending on or after June 30, 2011. Based on the definitions contained in the credit facility, our ratio of current assets to current liabilities was 2.1 to 1.0, our ratio of Total Funded Debt to EBITDA was 0.01 to 1.0 and our ratio of EBITDA to Total Interest Expense was 66.8 to 1.0 at September 30, 2011.

ISSUANCE OF UNITS

Pursuant to prevailing accounting literature, we recognize gains on APL’s equity transactions as a credit to partners’ capital rather than as income. These gains represent our portion of the excess net offering price per unit of each of APL’s common units over the book carrying amount per unit.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires making estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenue and expenses during the reporting period. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our financial position, results of operations or cash flows. Significant items that are subject to such estimates and assumptions include revenue and expense accruals, depletion, depreciation and amortization, asset impairment, fair value of derivative instruments, the probability of forecasted transactions and the allocation of purchase price to the fair value of assets acquired. A discussion of our significant accounting policies we have adopted and followed in the preparation of our consolidated combined financial statements was included within our Audit Report on Form 10-K for the year ended December 31, 2010 and in Note 2 under Item 1, “Financial Statements” included in this report, and there have been no material changes to these policies through September 30, 2011.

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

We and our subsidiaries are exposed to various market risks, principally fluctuating interest rates and changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We and our subsidiaries manage these risks through regular operating and financing activities and periodic use of derivative financial instruments such as forward contracts and interest rate cap and swap agreements. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on September 30, 2011. Only the potential impact of hypothetical assumptions was analyzed. The analysis does not consider other possible effects that could impact our and our subsidiaries’ business.

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

Interest Rate Risk. At September 30, 2011, we had no outstanding borrowings under our $160.0 million revolving credit facility. At September 30, 2011, APL had $198.5 million of outstanding borrowings under its $450.0 million senior secured revolving credit facility. Holding all other variables constant, including the effect of interest rate derivatives, a hypothetical 100 basis-point or 1% change in variable interest rates would change our consolidated combined interest expense, net of non-controlling interests, by $0.2 million.

Commodity Price Risk. Our market risk exposure to commodities is due to the fluctuations in the price of natural gas, NGLs, condensate and oil and the impact those price movements have on the financial results of our subsidiaries. To limit our exposure to changing natural gas and oil prices, we use financial derivative instruments for a portion of our future natural gas and oil production. We enter into financial swap and option instruments to hedge forecasted sales against the variability in expected future cash flows attributable to changes in market prices. The swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas, NGLs and condensate are sold. Under these swap agreements, we receive or pay a fixed price and receive or remit a floating price based on certain indices for the relevant contract period. Option instruments are contractual agreements that grant the right, but not the obligation, to purchase or sell natural gas, NGLs and condensate at a fixed price for the relevant period.

Holding all other variables constant, including the effect of commodity derivatives, a 10% change in the average price of natural gas, NGLs, condensate and oil would result in a change to our consolidated combined operating income from continuing operations attributable to common limited partners for the twelve-month period ending September 30, 2011 of approximately $5.4 million, net of non-controlling interests.

Realized pricing of our natural gas and oil production is primarily driven by the prevailing worldwide prices for crude oil and spot market prices applicable to United States natural gas and oil production. Pricing for natural gas and oil production has been volatile and unpredictable for many years. To limit our exposure to changing natural gas and oil prices, we enter into natural gas and oil swap and costless collar option contracts. At any point in time, such contracts may include regulated NYMEX futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas. Crude oil contracts are based on a West Texas Intermediate (“WTI”) index. These contracts have qualified and been designated as cash flow hedges and been recorded at their fair values.

At September 30, 2011, we had the following commodity derivatives:

Natural Gas Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(mmbtu)(1)	(per mmbtu) (1)
2011	1,560,000	$4.484
2012	5,520,000	$5.000
2013	3,120,000	$5.288
2014	2,880,000	$5.590
2015	2,880,000	$5.861

Natural Gas Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap
		(mmbtu)(1)	(per mmbtu) (1)
2011	Puts purchased	810,000	$3.933
2011	Calls sold	810,000	$5.584
2012	Puts purchased	1,920,000	$4.250
2012	Calls sold	1,920,000	$6.084
2013	Puts purchased	3,120,000	$4.750
2013	Calls sold	3,120,000	$6.065
2014	Puts purchased	1,440,000	$4.700
2014	Calls sold	1,440,000	$5.930
2015	Puts purchased	1,440,000	$4.900
2015	Calls sold	1,440,000	$6.230

Crude Oil Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap
		(Bbl) (1)	(per Bbl) (1)
2011	Puts purchased	15,000	$90.000
2011	Calls sold	15,000	$125.312
2012	Puts purchased	60,000	$90.000
2012	Calls sold	60,000	$117.912
2013	Puts purchased	60,000	$90.000
2013	Calls sold	60,000	$116.396
2014	Puts purchased	24,000	$80.000
2014	Calls sold	24,000	$121.250
2015	Puts purchased	24,000	$80.000
2015	Calls sold	24,000	$120.750

(1)	“Mmbtu” represents million British Thermal Units; “Bbl” represents barrels.

As of September 30, 2011, APL had the following commodity derivatives:

Fixed Price Swaps

Production Period	Purchased/ Sold	Commodity	Volumes	Average Fixed Price

Natural Gas

2011	Sold	Natural Gas Basis	480,000	(0.728)
2011	Purchased	Natural Gas Basis	480,000	(0.758)
2011	Sold	Natural Gas	1,200,000	4.910

Natural Gas Liquids

2011	Sold	Ethane	2,142,000	0.730
2011	Sold	Propane	4,284,000	1.190
2011	Sold	Isobutane	504,000	1.628
2011	Sold	Normal Butane	1,386,000	1.590
2011	Sold	Natural Gasoline	3,276,000	2.042
2012	Sold	Ethane	1,890,000	0.700
2012	Sold	Propane	19,278,000	1.302
2012	Sold	Normal Butane	3,276,000	1.902
2012	Sold	Isobutane	504,000	1.970
2012	Sold	Natural Gasoline	4,158,000	2.401

Crude Oil

2011	Sold	Crude Oil	30,000	90.750
2012	Sold	Crude Oil	180,000	103.757

Options

Production Period	Purchased/ Sold	Commodity	Volumes(1)	Average Strike Price

Natural Gas

2011	Purchased	Ethane	2,142,000	$0.735
2011	Purchased	Propane	5,040,000	$1.383
2012	Purchased	Ethane	1,890,000	$0.700
2012	Purchased	Propane	28,476,000	$1.386
2012	Purchased	Natural Gasoline	2,520,000	$2.400
2013	Purchased	Normal Butane	10,458,000	$1.667
2013	Purchased	Isobutane	4,158,000	$1.687
2013	Purchased	Natural Gasoline	23,940,000	$2.108

Crude Oil

2011	Purchased	Crude Oil	93,000	99.452
2011	Sold	Crude Oil	169,500	93.354
2011	Purchsased(2)	Crude Oil	63,000	125.200
2012	Purchased	Crude Oil	180,000	106.421
2012	Sold	Crude Oil	498,000	94.694
2012	Purchased(2)	Crude Oil	180,000	125.200
2013	Purchased	Crude Oil	282,000	100.100

(1)	Volumes for natural gas are stated in MMBTU’s. Volumes for NGLs are stated in gallons. Volumes for crude oil are stated in barrels.
(2)

Calls purchased for 2011 through 2012 represent offsetting positions for calls sold. These offsetting positions were entered into to limit the loss which could be incurred if crude oil prices continued to rise.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit No.	Description

2.1	Transaction Agreement, by and among Atlas Energy, Inc., Atlas Energy Resources, LLC, Atlas Pipeline Holdings, L.P. and Atlas Pipeline Holdings GP, LLC, dated November 8, 2010. (21)

2.2	Purchase and Sale Agreement, by and among Atlas Pipeline Partners, L.P., APL Laurel Mountain, LLC, Atlas Energy, Inc., and Atlas Energy Resources, LLC, dated November 8, 2010. (21)

2.3	Employee Matters Agreement, by and among Atlas Energy, Inc., Atlas Pipeline Holdings, L.P. and Atlas Pipeline Holdings GP, LLC, dated November 8, 2010. (21)

3.1	Certificate of Limited Partnership of Atlas Pipeline Holdings, L.P.(1)

3.2	Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Holdings, L.P.(13)

3.3	Certificate of Amendment of Limited Partnership of Atlas Pipeline Holdings, L.P.(13)

3.4	Amendment No. 1 to Second Amended and Restated Limited Partnership Agreement of Atlas Pipeline Holdings, L.P.(13)

4.1	Specimen Certificate Representing Common Units(1)

10.1	Certificate of Formation of Atlas Pipeline Holdings GP, LLC(1)

10.2	Second Amended and Restated Limited Liability Company Agreement of Atlas Pipeline Holdings GP, LLC. (13)

10.3(a)	Amended and Restated Limited Liability Company Agreement of Atlas Pipeline Partners GP, LLC(1)

10.3(b)	Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(1)

10.3(c)	Amendment No. 2 to Second Amendment and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(4)

10.3(d)	Amendment No. 3 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(6)

10.3(e)	Amendment No. 4 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(6)

10.3(f)	Amendment No. 5 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(6)

10.3(g)	Amendment No. 6 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(7)

10.3(h)	Amendment No. 7 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(14)

10.3(i)	Amendment No. 8 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(15)

10.4(a)	Long-Term Incentive Plan(6)

10.4(b)	Amendment No. 1 to Long-Term Incentive Plan(26)

10.5	2010 Long-Term Incentive Plan(16)

10.6	Form of Phantom Unit Grant under 2010 Long-Term Incentive Plan(25)

10.7	Form of Stock Option Grant under 2010 Long-Term Incentive Plan(25)

10.8(a)	Amended and Restated Credit Agreement, dated July 27, 2007, amended and restated as of December 22, 2010, among Atlas Pipeline Partners, L.P., the guarantors therein, Wells Fargo Bank, National Association, and other banks party thereto(23)

Exhibit No.	Description

10.8(b)	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of April 19, 2011 (27)

10.8(c)	Incremental Joinder Agreement to the Amended and Restated Credit Agreement, dated as of July 8, 2011 (28)

10.9	Pennsylvania Operating Services Agreement dated as of February 17, 2011 between Atlas Energy, Inc., Atlas Pipeline Holdings, L.P. and Atlas Resources, LLC. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission.(12)

10.10	Petro-Technical Services Agreement, dated as of February 17, 2011 between Atlas Energy, Inc. and Atlas Pipeline Holdings, L.P. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission. (12)

10.11(a)	Base Contract for Sale and Purchase of Natural Gas dated as of November 8, 2010 between Chevron Natural Gas, a division of Chevron U.S.A. Inc. and Atlas Resources, LLC, Viking Resources, LLC, and Resource Energy, LLC. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission. (12)

10.11(b)	Amendment No. 1 to the Base Contract for Sale and Purchase of Natural Gas dated as of November 8, 2010 between Chevron Natural Gas, a division of Chevron U.S.A. Inc. and Atlas Resources, LLC, Viking Resources, LLC, and Resource Energy, LLC, dated as of January 6, 2011. (12)

10.11(c)	Amendment No. 2 to the Base Contract for Sale and Purchase of Natural Gas dated as of November 8, 2010 between Chevron Natural Gas, a division of Chevron U.S.A. Inc. and Atlas Resources, LLC, Viking Resources, LLC, and Resource Energy, LLC, dated as of February 2, 2011. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission. (12)

10.12	Transaction Confirmation, Supply Contract No. 0001, under Base Contract for Sale and Purchase of Natural Gas dated as of November 8, 2010 between Chevron Natural Gas, a division of Chevron U.S.A. Inc. and Atlas Resources, LLC, Viking Resources, LLC, and Resource Energy, LLC, dated February 17, 2011. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission. (12)

10.13	Gas Gathering Agreement for Natural Gas on the Legacy Appalachian System dated as of June 1, 2009 between Laurel Mountain Midstream, LLC and Atlas America, LLC, Atlas Energy Resources, LLC, Atlas Energy Operating Company, LLC, Atlas Noble, LLC, Resource Energy, LLC, Viking Resources, LLC, Atlas Pipeline Partners, L.P. and Atlas Pipeline Operating Partnership, L.P. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission.(12)

10.14	Gas Gathering Agreement for Natural Gas on the Expansion Appalachian System dated as of June 1, 2009 between Laurel Mountain Midstream, LLC and Atlas America, LLC, Atlas Energy Resources, LLC, Atlas Energy Operating Company, LLC, Atlas Noble, LLC, Resource Energy, LLC, Viking Resources, LLC, Atlas Pipeline Partners, L.P. and Atlas Pipeline Operating Partnership, L.P. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission.(12)

10.15	Employment Agreement between Atlas Energy, L.P. and Edward E. Cohen dated as of May 13, 2011(12)

Exhibit No.	Description

10.16	Employment Agreement between Atlas Energy, L.P. and Jonathon Z. Cohen dated as of May 13, 2011(12)

10.17	Securities Purchase Agreement, dated July 27, 2010, by and among Atlas Pipeline Mid-Continent, LLC, Atlas Pipeline Partners, L.P., Enbridge Pipelines (Texas Gathering) L.P. and Enbridge Energy Partners, L.P.(18)

10.18	Letter Agreement, dated as of August 31, 2009, between Atlas America, Inc. and Eric Kalamaras(12)

10.19	Phantom Unit Grant Agreement between Atlas Pipeline Mid-Continent, LLC and Eric Kalamaras, dated September 14, 2009(12)

10.20	Form of Grant of Phantom Units to Non-Employee Managers (20)

10.21	Letter Agreement, by and between Atlas Pipeline Partners, L.P. and Atlas Pipeline Holdings, L.P., dated November 8, 2010(21)

10.22	Non-Competition and Non-Solicitation Agreement, by and between Chevron Corporation and Edward E. Cohen, dated as of November 8, 2010(22)

10.23	Non-Competition and Non-Solicitation Agreement, by and between Chevron Corporation and Jonathan Z. Cohen, dated as of November 8, 2010(22)

10.24	Credit Agreement, dated as of March 22, 2011, among Atlas Energy, L.P. as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto(24)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification

31.2	Rule 13(a)-14(a)/14(d)-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	XBRL Instance Document(29)

101.SCH	XBRL Schema Document(29)

101.CAL	XBRL Calculation Linkbase Document(29)

101.LAB	XBRL Label Linkbase Document(29)

101.PRE	XBRL Presentation Linkbase Document(29)

101.DEF	XBRL Definition Linkbase Document(29)

(1)	Previously filed as an exhibit to the registration statement on Form S-1 (File No. 333-130999).
(2)	[Intentionally omitted]
(3)	[Intentionally omitted]
(4)	Previously filed as an exhibit to current report on Form 8-K filed July 30, 2007.
(5)	[Intentionally omitted]
(6)	Previously filed as an exhibit to annual report on Form 10-K for the year ended December 31, 2008.
(7)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended March 31, 2009.
(8)	[Intentionally omitted]
(9)	[Intentionally omitted]
(10)	Previously filed as an exhibit to current report on Form 8-K filed June 1, 2009.
(11)	[Intentionally omitted]
(12)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended March 31, 2011.
(13)	Previously filed as an exhibit to current report on Form 8-K filed on February 24, 2011.
(14)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on April 2, 2010.
(15)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on July 7, 2010.
(16)	Previously filed as an exhibit to current report on Form 8-K filed on November 12, 2010.
(17)	[Intentionally omitted]
(18)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on July 29, 2010.

(19)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on September 1, 2010.
(20)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended September 30, 2010.
(21)	Previously filed as an exhibit to current report on Form 8-K filed November 12, 2010.
(22)	Previously filed as an exhibit to Atlas Energy, Inc.’s current report on Form 8-K filed on November 12, 2010.
(23)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on December 23, 2010.
(24)	Previously filed as an exhibit to current report on Form 8-K filed on March 25, 2011.
(25)	Previously filed as an exhibit to the registration statement on Form S-8 filed on March 25, 2011.
(26)	Previously filed as an exhibit to annual report on Form 10-K for the year ended December 31, 2010.
(27)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s quarterly report on Form 10-Q for the quarter ended March 31, 2011.
(28)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on July 11, 2011.
(29)	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS ENERGY, L.P.
By: Atlas Energy GP, LLC, its General Partner

Date: November 8, 2011	By:	/s/ EDWARD E. COHEN
Edward E. Cohen
Chief Executive Officer and President

Date: November 8, 2011	By:	/s/ SEAN P. MCGRATH
Sean P. McGrath
Chief Financial Officer

Date: November 8, 2011	By:	/s/ JEFFREY M. SLOTTERBACK
Jeffrey M. Slotterback
Chief Accounting Officer