Form 10-K/A
period 2011-12-31
Atlas Energy, L.P.
filed 2012-03-28
CIK 1347218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE: None

Explanatory Note

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on February 28, 2012, is to furnish Exhibit 101 to the Form 10-K, which provides certain items from our Form 10-K formatted in Extensible Business Reporting Language (“XBRL”).

No other changes have been made to the Form 10-K other than the furnishing of the exhibit described above. The Amendment No. 1 does not reflect subsequent events occurring after the original date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

Exhibit 101 provides the following items formatted in XBRL: (i) Consolidated Combined Balance Sheets at December 31, 2011 and 2010; (ii) Consolidated Combined Statements of Operations for the fiscal years ended December 31, 2011, 2010 and 2009; (iii) Consolidated Combined Statements of Comprehensive Income (Loss) for the fiscal years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Combined Statements of Partners’ Capital for the fiscal years ended December 31, 2011, 2010 and 2009; (v) Consolidated Combined Statements of Cash Flows for the fiscal years ended December 31, 2011, 2010 and 2009; and (vi) Notes to Consolidated Combined Financial Statements.

EXHIBITS

Exhibit No.	Exhibits Description

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS ENERGY, L.P.
	By:	Atlas Energy GP, LLC, its General Partner

Date: March 28, 2012	By:	/s/ SEAN P. MCGRATH
Sean P. McGrath Chief Financial Officer

4