Form 10-K/A
period 2011-12-31
Atlas Energy, L.P.
filed 2012-07-06
CIK 1347218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE:

None

Explanatory Note

This Amendment No. 2 on Form 10-K/A (the “Amendment”) amends Atlas Energy, L.P.’s (the “Partnership”) Annual Report on Form 10-K for the year ended December 31, 2011, as originally filed with the Securities and Exchange Commission on February 28, 2012, and amended on March 28, 2012 (collectively, the “Original Filing”). The Partnership is filing the Amendment due to staff comments from the United States Securities and Exchange Commission solely to amend and restate Part III – Item 11 “Executive Compensation.” This Amendment does not affect any other parts of, or exhibits to, the Original Filing, nor does it reflect events occurring after the date of the Original Filing.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Partnership’s general partner’s principal executive and principal financial officers are filed as exhibits to the Amendment under Item 15 of Part IV hereof.

PART III

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

In February 2011, we formed our own compensation committee, which is responsible for assisting our board of directors in carrying out its responsibilities with respect to compensation. The compensation committee is responsible for evaluating the compensation to be paid to our general partner’s CEO, CFO and the three other most highly-compensated executive officers, which we refer to as our “Named Executive Officers” or “NEOs.” The compensation committee is also responsible for administering our employee benefit plans, including incentive plans. The compensation committee is comprised solely of independent directors, consisting of Ms. Warren and Messrs. Arrendell and Holtz, with Ms. Warren acting as the chairperson.

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

Role of Compensation Consultant

Following the closing of the Chevron Merger, the compensation committee engaged Mercer (US) Inc., an independent compensation consulting firm, to provide market data for equity awards to be made to our NEOs. As our company was essentially reconstituted as a result of the acquisition of AEI’s partnership management business and certain E&P assets, the compensation committee intended the awards to represent multi-year long-term incentive grants competitive with the 75th percentile of the market. In order to assist the committee in assessing the competitiveness of proposed awards, Mercer provided market data for long-term incentive grants from its 2010 oil and gas survey of data from 111 organizations, a survey which comprises the following companies:

Abraxas Petroleum Corporation	Legacy Reserves, LP
AGL Resources - Sequent Energy Management	Linn Energy, LLC
Altex Energy Corporation	Magellan Midstream Holdings, LP
Apache Corporation	Magellan Midstream Holdings, LP - Pipeline/Terminal Division
Baker Hughes, Inc.	Magellan Midstream Holdings, LP - Transportation
Baker Hughes, Inc. - Baker Atlas	MarkWest Energy Partners LP
Baker Hughes, Inc. - Baker Hughes Inteq	MarkWest Energy Partners LP - Gulf Coast Business Unit
Basic Energy Services	MarkWest Energy Partners LP - Liberty Business Unit
Basic Energy Services - Completion and Remedial Services	MarkWest Energy Partners LP - Northeast Business Unit
Baytex Energy USA Ltd.	MarkWest Energy Partners LP - Southwest Business Unit
BHP Billiton Petroleum (Americas), Inc.	MDU Resources Group, Inc. - WBI Holdings, Inc.
BreitBurn Energy Partners L.P.	Murphy Oil Corporation
BreitBurn Energy Partners L.P. - Eastern Division	Newfield Exploration Company
BreitBurn Energy Partners L.P. - Orcutt Facility	Nexen Petroleum USA, Inc.
BreitBurn Energy Partners L.P. - West Pico Facility	Noble Corporation
BreitBurn Energy Partners L.P. - Western Division	Noble Corporation - Noble Drilling Services, Inc.
BreitBurn Energy Partners L.P. - Western Division, California Operations	Noble Energy, Inc.
BreitBurn Energy Partners L.P. - Western Division, Florida Operations	NuStar Energy LP
BreitBurn Energy Partners L.P. - Western Division, Wyoming Operations	OGE Energy Corporation - Enogex
Buckeye Partners, L.P.	ONEOK, Inc.
Calfrac Well Services Corporation	ONEOK, Inc. - ONEOK Partners
Chesapeake Energy Corporation	Parker Drilling Company
Chesapeake Energy Corporation - CEMI	Petroleum Development Corporation
Chesapeake Energy Corporation - Chesapeake Midstream Partners	Pioneer Natural Resources USA, Inc.
Chesapeake Energy Corporation - Diamond Y	Plains Exploration & Production Company
Chesapeake Energy Corporation - Great Plains	Precision Drilling Corporation
Chesapeake Energy Corporation - Hodges	Pride International
Chesapeake Energy Corporation - Midcon	QEP Resources
Chesapeake Energy Corporation - Nomac	Questar Corporation - Questar Pipeline
CHS Inc. - Energy	Quicksilver Resources Inc.
Cimarex Energy Co.	RAM Energy Resources, Inc.
Constellation Energy Partners LLC	Regency Energy Partners LP
Copano Energy	Regency Energy Partners LP - Contract Compression Segment
DCP Midstream, LLC - DCP Midstream Partners, LP	Rowan Companies, Inc.
Devon Energy	SandRidge Energy, Inc.

Edison Mission Energy - Energy Mission Marketing & Trading	Seneca Resources Corporation
El Paso Corporation - Exploration and Production	Seneca Resources Corporation - Bakersfield
El Paso Corporation - Pipeline Group	Seneca Resources Corporation - Williamsville
Energen Corporation	Southern Union Company
Energen Corporation - Energen Resources Corporation	Southern Union Company - Panhandle Energy
Enerplus Resources (USA) Corporation	Southern Union Company - Southern Union Gas Services
Eni US Operating Company, Inc.	Southwestern Energy Company
ENSCO International, Inc.	StatoilHydro - Norsk Hydro Gulf of Mexico, LLC
ENSCO International, Inc. - Deepwater Business Unit	Sunoco, Inc.
ENSCO International, Inc. - North & South America Business Unit	Talisman Energy Inc. US
Enterprise Products Partners L.P.	The Williams Companies, Inc.
EOG Resources, Inc.	The Williams Companies, Inc. - E&P
Forest Oil Corporation	The Williams Companies, Inc. - Midstream
Genesis Energy, LLC	The Williams Companies, Inc. - Williams Gas Pipeline (WGP)
Halliburton Company	TransCanada Corporation
Halliburton Company - Western Hemisphere	TransCanada Corporation - US Pipeline Central
Helmerich & Payne, Inc.	Transocean, Inc.
Hess Corporation	Valero Energy Corporation
Hess Corporation - Exploration & Production	Venoco, Inc.
Husky Energy Inc.	XTO Energy, Inc.
Kinder Morgan, Inc.

In using this broad-based survey, the compensation committee considered only aggregate data and did not select any individual companies for comparison. Mercer provided data with respect to average long-term incentive awards across all positions with a similar base salary in the above-named companies, and calculated long-term incentive awards for our NEOs as a percentage multiple of base salary at the 75th percentile of the survey data. In addition, Mercer advised the compensation committee with respect to current employment agreement practices generally.

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

Performance-Based Bonuses - In April 2011, the compensation committee adopted an Annual Incentive Plan for Senior Executives, which we refer to as the Senior Executive Plan, to award bonuses for achievement of predetermined, objective performance measures through the end of 2011. Awards under the Senior Executive Plan could be paid in cash or in a combination of cash and equity. Under the Senior Executive Plan, the maximum award payable to an individual was $15,000,000.

At the time the compensation committee adopted the Senior Executive Plan, it approved 2011 target bonus awards to be paid from a bonus pool. The bonus pool was equal to 18.3% of our distributable cash flow. In the event that the distributable cash flow included any capital transaction gains in excess of $50 million, then only 10% of that excess would be included in the bonus pool. If the distributable cash flow did not equal at least 80% of the 2011 budgeted distributable cash flow of $84,498,000, no bonuses would be paid. Distributable cash flow means the sum of (i) cash available for distribution by us, including our ownership interest in the distributable cash flow of any of our subsidiaries (regardless of whether such cash is actually distributed), plus (ii) to the extent not otherwise included in distributable cash flow, any realized gain on the sale of securities, including securities of a subsidiary, less (iii) to the extent not otherwise included in distributable cash flow, any loss on the sale of securities, including securities of a subsidiary. A return of our capital investment in a subsidiary was not intended to be included and, accordingly, if distributable cash flow included proceeds from the sale of all or substantially all of the assets of a subsidiary, the amount of such proceeds to be included in distributable cash flow would be reduced by our basis in the subsidiary.

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

Discretionary Bonuses - In exceptional circumstances, discretionary bonuses may be awarded to recognize individual and group performance.

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

Post-Termination Compensation

Our NEOs received substantial cash payments from Chevron in connection with the Chevron Merger, both as a result of the termination payments due under their employment agreements with AEI, which are described under “—Employment Agreements and Potential Payments Upon Termination or Change of Control,” and their equity holdings in AEI. Our compensation committee believed that the amounts thus realized left our NEOs without adequate financial incentives to continue employment with us, which the committee did not believe was in our interest as we moved forward with significant new operations. In order to motivate the NEOs to provide their maximum effort and commitment, we made certain long-term incentive grants, which are described under “—Long-Term Incentives,” and we entered into employment agreements with Messrs. E. Cohen, J. Cohen, Jones and Dubay that, among other things, provide compensation upon termination of their employment by reason of death or disability, by us without cause or by each of them for good reason. See “—Employment Agreements and Potential Payments Upon Termination or Change of Control.” “Good reason” is defined under the agreements as:

•	a material reduction in the executive’s base salary;

•	a demotion from the position held by the executive at the time the agreement was entered into;

•	a material reduction in the executive’s duties;

•	the executive is required to relocate to a location more than 35 miles from his previous location;

•	in the case of Messrs. E. and J. Cohen’s agreements, the officer ceases to be elected to our board; and

•	any material breach of the agreement.

The compensation committee’s rationale behind the design of the provisions of these agreements for termination by the executive for good cause are as follows:

•

Determination of Triggering Events - The compensation committee elected not to include a change of control of us as a good reason triggering event and instead limited the triggering events to those (including after a change of control of us) where his position with us changes substantially and is essentially an involuntary termination.

•

Benefit Multiple - The compensation committee determined the benefit multiple, that is, the cash severance amount based on each executive’s salary and bonus, after consideration of comparable market practices provided to the committee by Mercer.

Perquisites

At the discretion of the compensation committee, we provide perquisites to our NEOs. In 2011, these benefits were limited to providing automobiles to three of our NEOs and reimbursement of relocation expenses for one NEO.

Determination of 2011 Compensation Amounts

Base Salary

In February 2011, our compensation committee approved the base salaries for our NEOs as follows: Mr. E. Cohen - $700,000, Mr. Dubay - $500,000, Mr. McGrath - $250,000, Mr. J. Cohen - $500,000, Mr. Jones - $280,000, and Mr. Kotek - $280,000. These amounts matched or represented a decrease from their 2010 base salaries paid by AEI.

Annual and Transaction Incentives

The compensation committee was attentive to our unique circumstances after the Chevron Merger, in that we had both completed a significant and transformative transaction and were re-establishing ourselves as a stand-alone entity. As part of the terms of the Chevron Merger, Chevron provided $10 million for payments to key employees, with approximately $3 million to be paid to key employees at or immediately prior to closing of the Chevron Merger and approximately $7 million (which was unallocated) to be transferred from AEI to us for allocation and payment following the Chevron Merger. Mr. McGrath was awarded a $900,000 retention bonus by the AEI compensation committee before he became our Chief Financial Officer. While our other NEOs did not receive retention bonuses from AEI, after the Chevron Merger, our compensation committee considered both individual and company performance of our NEOs based upon their outstanding performance and leadership until the closing of the Chevron Merger and our successful establishment as a stand-alone entity, and shortly after the closing of the Chevron Merger in February 2011 awarded cash bonuses to Messrs. E. Cohen, J. Cohen and Jones as follows: Mr. E. Cohen - $2,500,000, Mr. J. Cohen - $2,500,000, and Mr. Jones - $1,250,000.

One year later, after the end of our 2011 fiscal year, our compensation committee recommended incentive awards pursuant to the Senior Executive Plan based on the prior year’s performance. In determining the actual amounts to be paid to the NEOs, the compensation committee considered both individual and company performance. Our CEO made recommendations, other than for himself, of incentive award amounts based upon our performance as well as the performance of our subsidiaries; however, the compensation committee had the discretion to approve, reject, or modify the recommendations. The compensation committee noted that our total unitholder return was 67% during 2011 and that our cash distributions increased by approximately 600% over the prior year; we were able to reestablish our partnership fund raising programs despite the abbreviated sales period; our management team worked throughout the year to prepare for the spin-off of our E&P and partnership management business to Atlas Resource Partners, in which we will retain an approximate 80% interest, and successfully rebuilt our operations team after the transfer of senior executives and technical staff to Chevron; we made fresh entries into the Marcellus Shale in areas not restricted by the non-competition agreements with Chevron, and increased our drilling in Tennessee, Colorado and Ohio; and that APL had operated its plants at full capacity, declared distributions at a sharp increase from the prior year, continued to expand capacity and distributable cash flow through organic growth and enjoyed multiple credit rating upgrades. In addition, the compensation committee reviewed the calculations of our distributable cash flow and determined that 2011 distributable cash flow was $123,800,000, which exceeded the pre-determined minimum threshold of 80% of the budgeted distributable cash flow of $84,498,000. The compensation committee determined that based upon the strong performance of the NEOs as highlighted above, the bonuses for the NEOs were as follows: Mr. E. Cohen - $3,500,000, Mr. Dubay - $1,000,000, Mr. J. Cohen - $3,000,000, Mr. Jones - $1,250,000, and Mr. Kotek - $1,000,000. The bonuses awarded to the NEOs did not exceed 55% of the maximum bonus allocable to each NEO under the Senior Executive Plan formula, and were reduced in part in recognition of the cash bonus awards made in February for service until the date of such bonuses.

Mr. McGrath is not a participant in the Senior Executive Plan. Our compensation committee awarded him a discretionary bonus of $375,000.

Long-Term Incentives

Immediately after the Chevron Merger, our compensation committee recognized that the leadership of our NEOs was essential to our Company as we established ourselves as a stand-alone entity. It further concluded that strong incentive for our NEOs to remain with us for a significant period of time and their close alignment with our unitholders is critical in attracting and retaining additional key employees. However, the compensation committee further understood that our NEOs had received substantial cash amounts from Chevron in connection with the Chevron Merger, both as a result of the termination payments due under their employment agreements with AEI, which are described under “—Employment Agreements and Potential Payments Upon Termination or Change of Control,” and their equity holdings in AEI, and that could have left our NEOs without the adequate financial incentives to continue employment with us for a significant period of time, which the committee considered important. To provide motivation to the NEOs to give their maximum effort and commitment, we made certain long-term incentive grants under the 2010 Plan to our NEOs in March 2011 as follows: Mr. E. Cohen - 300,000 phantom units and 700,000 options; Mr. Dubay - 80,000 phantom units and 100,000 options; Mr. McGrath - 30,000 phantom units and 35,000 options; Mr. Kalamaras - 50,000 phantom units and 70,000 options; Mr. J. Cohen - 250,000 phantom units and 500,000 options; Mr. Jones - 150,000 phantom units and 200,000 options; and Mr. Kotek - 30,000 phantom units and 70,000 options. (Mr. Kotek received an additional grant of 20,000 phantom units in April 2011 which brought his grant in line with the multiples of the other NEO grants described below.) The compensation committee intended the awards to represent long-term incentive grants competitive with the 75th percentile of the market described under “—Role of Compensation Consultant.” For each of the NEOs, consistent with Mercer’s advice, the grants represented between 3.5 to 5.4 times the annual market long-term incentive level from Mercer’s survey. The compensation committee does not anticipate making awards of such size on an annual basis. The awards will vest 25% on the third anniversary of the grant and 75% on the fourth anniversary.

In connection with the distribution of 19.6% of Atlas Resource Partners, L.P. (“ARP”) to our unitholders, as discussed further in “Item 1: Business – Subsequent Events”, our Compensation Committee has determined that such distribution qualifies under the Plans as the type of event necessitating an adjustment to the outstanding options and phantom units issued pursuant to our Plans. Accordingly, on or after March 13, 2012, the distribution date for the ARP units, the outstanding options held by our NEOs will be adjusted in order to maintain the aggregate pre-adjustment difference between the market value of the units subject to the option and the option exercise price. Outstanding phantom units will be adjusted to maintain the award’s pre-adjustment value. All other terms of these awards will remain unchanged.

The tables which follow reflect corrections to information previously provided in our Current Report on Form 8-K filed on January 30, 2012.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)(1)	Bonus ($)	Unit awards ($)(2)		Option awards ($)(3)		Non-equity incentive plan compensation ($)	All other compensation ($)		Total ($)

Edward E. Cohen, Chief Executive Officer and President(4)	2011	746,154	—	6,669,000	(5)	6,951,000	(6)	3,500,000	3,066,906	(7)	20,933,060
	2010	1,000,000	—	2,500,014		3,170,200		5,000,000	3,375		11,673,589
	2009	983,846	—	—		—		2,500,000	134,600		3,618,446

Eugene N. Dubay, Senior Vice President of Midstream	2011	500,000	—	1,778,400	(5)	993,000	(6)	1,000,000	5,136,128	(8)	9,407,528
	2010	500,000	1,000,000	1,334,009		1,008,700		—	26,484		3,869,193
	2009	438,846	500,000	—		564,000		—	555,805		2,058,652

Sean P. McGrath, Chief Financial Officer(9)	2011	250,000	1,275,000	666,900	(5)	347,550	(6)	—	17,638	(10)	2,557,088

Eric Kalamaras, former Chief Financial Officer	2011	274,577	—	1,111,500	(5)	695,100	(6)	—	94,486	(11)	2,175,653
	2010	274,519	180,000	660,020	(12)	273,790		—	49,572		1,437,901
	2009	76,923	152,917	66,620		—		—	—		296,460

Jonathan Z. Cohen, Chairman of the Board	2011	530,769	—	5,557,500	(5)	4,965,000	(6)	3,000,000	2,892,500	(13)	16,945,769
	2010	700,000	—	2,000,005		3,170,000		4,000,000	1,688		9,871,693
	2009	676,923	—	—		—		2,000,000	88,163		2,765,086

Matthew A. Jones, Senior Vice President and President and Chief Operating Officer of E&P Division	2011	298,024	—	3,334,500	(5)	1,986,000	(6)	1,250,000	1,344,910	(14)	8,213,434

Freddie M. Kotek, Senior Vice President of Investment Partnership Division	2011	298,462	—	1,170,900	(5)	695,100	(6)	1,000,000	37,774	(15)	3,202,236

(1)	The amounts in this column for Messrs. E. Cohen, J. Cohen, Jones and Kotek reflect amounts earned for a partial year of service with AEI and a partial year of service with us. The amount in this column for Mr. Kalamaras reflects a partial year of service.
(2)	The amounts reflect the grant date fair value of the phantom units under our Plans and the APL Plans. The grant date fair value was determined in accordance with FASB ASC Topic 718, and is based on the market value on the grant date of our units and APL’s units. See Item 8: Financial Statements and Supplementary Data - Note 16 for further discussion regarding assumptions made in fair value valuation.

(3)	The amounts in this column reflect the grant date fair value of options awarded under our Plans and the APL Plans calculated in accordance with FASB ASC Topic 718. See Item 8: Financial Statements and Supplementary Data - Note 16 for further discussion regarding assumptions made in fair value valuation.
(4)	On February 18, 2011, Mr. E. Cohen was appointed to serve in the capacity as Chief Executive Officer and President of Atlas Energy GP, LLC, a position previously held by Mr. Dubay.
(5)	In connection with our establishment as a stand-alone entity following the Chevron Merger, the board approved awards of phantom units as follows: Mr. E. Cohen - 300,000 phantom units; Mr. Dubay - 80,000 phantom units; Mr. McGrath - 30,000 phantom units; Mr. Kalamaras - 50,000 phantom units; Mr. J. Cohen - 250,000 phantom units; Mr. Jones - 150,000 phantom units; and Mr. Kotek - 50,000 phantom units. These grants will vest 25% on the third anniversary of the grant and 75% on the fourth anniversary of the grant.
(6)	In connection with our establishment as a stand-alone entity following the Chevron Merger, the board approved awards of options as follows: Mr. E. Cohen - 700,000 options; Mr. Dubay - 100,000 options; Mr. McGrath - 35,000 options; Mr. Kalamaras - 70,000 options; Mr. J. Cohen - 500,000 options; Mr. Jones - 200,000 options; and Mr. Kotek - 70,000 options. These grants will vest 25% on the third anniversary of the grant and 75% on the fourth anniversary of the grant.
(7)	Comprised of payments on DERs of $171,000 with respect to the phantom units awarded under our Plans, $45,906 for an automobile made available for the use of Mr. E. Cohen (based on the purchase cost of the car and the cost of tax, title and insurance premiums), $2,500,000 transaction cash payment awarded February 2011, and matching contribution of $350,000 under the Excess 401(k) Plan.
(8)	Includes payments on DERs of $45,600 with respect to the phantom units awarded under our Plans and $27,842 with respect to the phantom units awarded under the APL Plans. Also includes amounts paid by Chevron in connection with the termination of Mr. Dubay’s employment agreement as a result of the Chevron Merger as follows: $879,712 severance and $4,182,865 for the cash-out of equity awards subject to accelerated vesting, representing 15,454 stock awards reported in the Unit awards column for 2010 and 145,000 options reported in Option awards column for 2009 and 2010. See “Employment Agreements and Potential Payments Upton Termination or Change of Control - Eugene N. Dubay - 2009 Employment Agreement” and 2011 Option Exercises and Stock Vested table.
(9)	On February 18, 2011, Mr. McGrath was appointed to serve in the capacity of Chief Financial Officer of Atlas Energy GP, LLC, a position previously held by Mr. Kalamaras.
(10)	Comprised of payments on DERs of $17,100 with respect to the phantom units awarded under our Plans and $538 with respect to the phantom units awarded under the APL Plans.
(11)	Includes payments on DERs of $16,500 with respect to the phantom units awarded under our Plans and $68,820 with respect to the phantom units awarded under the APL Plans.
(12)	Reflects a change from what was reported in our Form 10-K for fiscal year 2010 to now reflect the cash bonus units that had been converted to phantom units during 2010.
(13)	Includes payments on DERs of $142,500 with respect to the phantom units awarded under our Plans, transaction cash payment of $2,500,000 awarded in February 2011, and matching contribution of $250,000 under the Excess 401(k) Plan.
(14)	Includes payments on DERs of $85,500 with respect to the phantom units awarded under our Plans and a $1,250,000 transaction cash payment awarded in February 2011.
(15)	Includes payments on DERs of $28,500 with respect to the phantom units awarded under our Plans.

2011 Grants of Plan-Based Awards

Name	Estimated Possible Payments Under Non-Equity Incentive Plan Awards(1)			Grant Date	All Other Stock Awards: Number of Shares of Stock or Units(2)		All Other Option Awards: Number of Securities Underlying Options(3)		Exercise of Base Price of Option Awards ($/Sh) (4)	Grant Date Fair Value of Unit and Option Awards ($)(5)
	Threshold ($)	Target ($)	Maximum ($)

Edward E. Cohen	N/A	N/A	7,673,000	3/25/11	300,000		—		22.23	6,669,000
				3/25/11	—		700,000		—	6,951,000

Eugene N. Dubay	N/A	N/A	3,249,000	3/25/11	80,000		—		22.23	1,778,400
				3/25/11	—		100,000		—	993,000

Sean P. McGrath	N/A	N/A	N/A	3/25/11	30,000		—		22.23	666,900
				3/25/11	—		35,000		—	347,550

Eric Kalamaras	N/A	N/A	N/A	3/25/11	50,000	(6)	—		22.23	1,111,500
				3/25/11	—		70,000	(6)	—	695,100

Jonathan Z. Cohen	N/A	N/A	5,461,000	3/25/11	250,000		—		22.23	5,557,500
				3/25/11	—		500,000		—	4,965,000

Matthew A. Jones	N/A	N/A	4,332,000	3/25/11	150,000		—		22.23	3,334,500
				3/25/11	—		200,000		—	1,986,000

Freddie M. Kotek	N/A	N/A	2,166,000	3/25/11	30,000		—		22.23	666,900
				3/25/11	—		70,000		—	695,100
				4/27/11	20,000		—		25.20	504,000

(1)	Represents performance-based bonuses under our Senior Executive Plan. As discussed under “Compensation Discussion and Analysis - Elements of our Compensation Program - Annual Incentives - Performance-Based Bonuses,” the Compensation Committee set performance goals based on our distributable cash flow and established maximum awards, but not minimum or target amounts, for each eligible NEO. Our Senior Executive Plan sets an individual limit of $15,000,000 per annum regardless of the maximum amounts that might otherwise be payable.

(2)	Represents phantom units granted under the 2010 Plan.
(3)	Represents options granted under the 2010 Plan.
(4)	The exercise price is equal to the closing price of our common units on the date of grant.
(5)	The grant date fair value was calculated in accordance with FASB ASC Topic 718.
(6)	Units and options were forfeited upon Kalamaras’ resignation effective October 31, 2011.

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

•

Mr. Cohen may terminate the agreement without cause with 60 days’ notice to AEI, and if he signs a release, he will receive (a) a lump sum payment equal to one-half of one year’s base salary then in effect and (b) automatic vesting of all stock and option awards.

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

Jonathan Z. Cohen

2009 Employment Agreement

In January 2009, AEI entered into an employment agreement with Jonathan Z. Cohen, who currently serves as our Executive Chairman. As discussed above under “Compensation Discussion and Analysis,” AEI allocated a portion of Mr. Cohen’s compensation cost based on an estimate of the time spent by Mr. Cohen on our and APL’s activities. Mr. Cohen’s employment agreement terminated in February 2011 in connection with the Chevron Merger, and we entered into a new employment agreement with Mr. Cohen on May 13, 2011.

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

2011 Employment Agreement

On November 4, 2011, we entered into an employment agreement with Mr. Dubay. Under the agreement, Mr. Dubay has the title of Senior Vice-President of our Midstream Operations division. The agreement has an effective date of November 4, 2011 and has an initial term of two years, which automatically renews for successive one-year terms unless earlier terminated pursuant to the termination provisions of the agreement.

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

Adjustments to Awards under Our Plans

On March 13, 2012, we completed our previously announced distribution of approximately 5.24 million ARP common units to our unitholders, which common units represent an approximately 19.6% limited partner interest in ARP (the “Distribution”). Our compensation committee determined that the Distribution qualifies as the type of event necessitating an adjustment to the outstanding options and phantom units issued pursuant to our Plans. Accordingly, on March 13, 2012, the exercise price and the number of options outstanding were adjusted in order to maintain the aggregate pre-adjustment difference between the market value of the units subject to the option and the option exercise price. The number of phantom units outstanding was also adjusted to maintain the awards’ pre-adjustment values. All other terms of the awards remained unchanged.

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

APL Phantom Units. A phantom unit entitles the grantee to receive a common unit upon the vesting of the phantom unit. In addition, the APL Committee may grant a participant the right, which is referred to as a DER, to receive cash per phantom unit in an amount equal to, and at the same time as, the cash distributions are made on an APL common unit during the period the phantom unit is outstanding.

APL Unit Options. An option entitles the grantee to purchase APL common units at an exercise price determined by the APL Committee, which may be less than, equal to or more than the fair market value of APL common units on the date of grant. The compensation committee will also have discretion to determine how the exercise price may be paid.

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

2011 Outstanding Equity Awards at Fiscal Year-End Table

	Option Awards						Stock Awards
Name	Exercisable		Unexercisable		Option Exercise price ($)	Option Expiration Date	Number of Units that have not Vested (#)		Market Value of Units that have not Vested ($)

Edward E. Cohen	500,000	(1)	—		22.56	11/10/2016	—		—
	—		700,000	(2)	22.23	3/25/2021	300,000	(3)	7,290,000

Eugene N. Dubay	48,614	(1)	—		3.24	1/15/2019	—		—
	—		100,000	(4)	22.23	3/25/2021	80,000	(5)	1,944,000

Sean P. McGrath	15,000	(1)	—		22.56	11/10/2016	—		—
	—		—		N/A	N/A	250	(6)	9,288
	—		35,000	(7)	22.23	3/25/2021	30,000	(8)	729,000

Eric Kalamaras	—		—		N/A	N/A	—		—

Jonathan Z. Cohen	200,000	(1)	—		22.56	11/10/2016	—		—
	—		500,000	(9)	22.23	3/25/2021	250,000	(10)	6,075,000

Matthew A. Jones	100,000	(1)	—		22.56	11/10/2016	—		—
	—		200,000	(11)	22.23	3/25/2021	150,000	(12)	3,645,000

Freddie M. Kotek	—		70,000	(13)	22.23	3/25/2021	30,000	(14)	729,000
	—		—		N/A	N/A	20,000	(15)	486,000

(1)	Represents options to purchase our units.
(2)	Represents options to purchase our units, which vest as follows: 3/25/2014 - 175,000 and 3/25/2015 - 525,000.
(3)	Represents our phantom units, which vests as follows: 3/25/2014 - 75,000 and 3/25/2015 - 225,000.
(4)	Represents options to purchase our units, which vest as follows: 3/25/2014 - 25,000 and 3/25/2015 - 75,000.
(5)	Represents our phantom units, which vests as follows: 3/25/2014 - 20,000 and 3/25/2015 - 60,000.
(6)	Represents APL phantom units, which vests on 2/13/2012.
(7)	Represents options to purchase our units, which vest as follows: 3/25/2014 - 8,750 and 3/25/2015 - 26,250.
(8)	Represents our phantom units, which vests as follows: 3/25/2014 - 7,500 and 3/25/2015 - 22,500.
(9)	Represents options to purchase our units, which vest as follows: 3/25/2014 - 125,000 and 3/25/2015 - 375,000.
(10)	Represents our phantom units, which vest as follows: 3/25/2014 - 62,500 and 3/25/2015 - 187,500.
(11)	Represents options to purchase our units, which vest as follows: 3/25/2014 - 50,000 and 3/25/2015 - 150,000.
(12)	Represents our phantom units, which vests as follows: 3/25/2014 - 37,500 and 3/25/2015 - 112,500.
(13)	Represents options to purchase our units, which vest as follows: 3/25/2014 - 17,500 and 3/25/2015 - 52,500.
(14)	Represents our phantom units, which vests as follows: 3/25/2014 - 7,500 and 3/25/2015 - 22,500.
(15)	Represents our phantom units, which vest as follows: 4/27/2014 - 5,000 and 4/27/2015 - 15,000.

2011 Option Exercises and Units Vested Table

	Option Awards				Unit Awards				Total Value ($)
Name	Number of Units Acquired on Exercise		Value Realized on Exercise ($)	Value from Cash Payout ($)	Number of Units Acquired on Vesting		Value Realized on Vesting ($)	Value from Cash Payout ($)

Edward E. Cohen	—	(1)	—	57,398,850	195,514	(2)	2,729,066	2,955,731	63,083,647
Eugene N. Dubay	126,386	(3)	2,686,579	3,591,750	79,553	(4)	2,253,781	591,116	9,123,226
Sean P. McGrath	—	(5)	—	903,051	8,950		128,017	—	1,031,068
Eric Kalamaras	—	(6)	—	316,350	22,000		752,125	—	1,068,475
Jonathan Z. Cohen	—	(7)	—	34,473,307	104,211	(8)	1,457,148	2,364,576	38,295,031
Matthew A. Jones	—	(9)	—	13,526,060	24,284	(10)	340,819	945,846	14,812,725
Freddie M. Kotek	—	(11)	—	8,094,560	21,703	(12)	303,782	591,116	8,989,458

(1)	Pursuant to the terms of the Chevron Merger agreement, 2,112,500 AEI options were cancelled before the effective time of the Chevron Merger and converted into a right to receive the merger consideration less the exercise price, which amount is shown in the “Value from Cash Payout” column.
(2)	Does not include 77,274 units that, pursuant to the terms of the Chevron Merger agreement, were cancelled before the effective time of the Chevron Merger and converted into a right to receive the merger consideration, which amount is shown in the “Value from Cash Payout” column.
(3)	Pursuant to the terms of the Chevron Merger agreement, 145,000 AEI options were cancelled before the effective time of the Chevron Merger and converted into a right to receive the merger consideration less the exercise price, which amount is shown in the “Value from Cash Payout” column.
(4)	Does not include 15,454 units that, pursuant to the terms of the Chevron Merger agreement, were cancelled before the effective time of the Chevron Merger and converted into a right to receive the merger consideration, which amount is shown in the “Value from Cash Payout” column.
(5)	Pursuant to the terms of the Chevron Merger agreement, 47,050 AEI options were cancelled before the effective time of the Chevron Merger and converted into a right to receive the merger consideration less the exercise price, which amount is shown in the “Value from Cash Payout” column.
(6)	Pursuant to the terms of the Chevron Merger agreement, 19,000 AEI options were cancelled before the effective time of the Chevron Merger and converted into a right to receive the merger consideration less the exercise price, which amount is shown in the “Value from Cash Payout” column.
(7)	Pursuant to the terms of the Chevron Merger agreement, 1,322,000 AEI options were cancelled before the effective time of the Chevron Merger and converted into a right to receive the merger consideration less the exercise price, which amount is shown in the “Value from Cash Payout” column.
(8)	Does not include 61,819 units that, pursuant to the terms of the Chevron Merger agreement, were cancelled before the effective time of the Chevron Merger and converted into a right to receive the merger consideration, which amount is shown in the “Value from Cash Payout” column.
(9)	Pursuant to the terms of the Chevron Merger agreement, 518,000 AEI options were cancelled before the effective time of the Chevron Merger and converted into a right to receive the merger consideration less the exercise price, which amount is shown in the “Value from Cash Payout” column.
(10)	Does not include 24,728 units that, pursuant to the terms of the Chevron Merger agreement, were cancelled before the effective time of the Chevron Merger and converted into a right to receive the merger consideration, which amount is shown in the “Value from Cash Payout” column.
(11)	Pursuant to the terms of the Chevron Merger agreement, 323,000 AEI options were cancelled before the effective time of the Chevron Merger and converted into a right to receive the merger consideration less the exercise price, which amount is shown in the “Value from Cash Payout” column.
(12)	Does not include 15,454 units that, pursuant to the terms of the Chevron Merger agreement, were cancelled before the effective time of the Chevron Merger and converted into a right to receive the merger consideration, which amount is shown in the “Value from Cash Payout” column.

2011 Non-Qualified Deferred Compensation

Name	Executive Contributions in the Last FY ($)		Registrant Contributions in the Last FY ($)		Aggregate Earnings in the Last FY ($)	Aggregate Balance at Last FYE ($)

Edward E. Cohen	350,000	(1)	350,000	(3)	561	700,561
Jonathan Z. Cohen	250,000	(2)	250,000	(4)	400	500,400

(1)	This amount is included within the Summary Compensation Table for 2011 reflecting $70,000 in the salary column and $280,000 in the non-equity incentive plan compensation column.
(2)	This amount is included within the Summary Compensation Table for 2011 reflecting $50,000 in the salary column and $200,000 in the non-equity incentive plan compensation column.
(3)	This amount is included within the Summary Compensation Table for 2011 reflecting our $350,000 matching contribution in the All Other Compensation column.
(4)	This amount is included within the Summary Compensation Table for 2011 reflecting our $250,000 matching contribution in the All Other Compensation column.

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

2011 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		All Other Compensation ($)(1)	Total ($)

Carlton M. Arrendell	43,333	49,989	(2)	1,790	95,112
William R. Bagnell	6,667	13,293	(3)	218	20,178
Mark C. Biderman	43,333	49,989	(2)	1,790	95,112
Dennis A. Holtz	47,667	49,989	(2)	1,790	99,445
William Karis	54,333	49,979	(4)	2,993	107,305
Jeffrey C. Key	6,667	—		327	6,994
Harvey Magarick	60,667	49,979	(4)	2,993	113,638
Ellen F. Warren	52,000	49,989	(2)	1,790	103,779

(1)	Represents DERs for phantom units.
(2)	For Messrs. Arrendell, Biderman, Holtz and Ms. Warren, represents 3,140 phantom units granted under our Plans, having a grant date fair value of $15.92. The phantom units vest 25% on the anniversary of the date of grant as follows: 2/17/12 - 785, 2/17/13 - 785, 2/17/14 - 785 and 2/17/15 - 785.
(3)	Represents 835 phantom units as a make-up grant for the underpayment of a 2009 phantom unit grant, having a grant date fair value of $15.92, granted under our 2006 Plan. The phantom units vested on 2/17/11, upon Mr. Bagnell’s departure.
(4)	For Messrs. Karis and Magarick, represents 2,145 phantom units granted under our Plans, having a grant date fair value of $23.30. The phantom units vest 25% on the anniversary of the date of grant as follows: 11/10/12 - 536, 11/10/13 - 536, 11/10/14 - 536 and 11/10/15 - 536.

Director Compensation

Our general partner does not pay additional remuneration to officers or employees who also serve as board members. In 2011, the annual retainer for non-employee directors was comprised of an annual retainer of $50,000 in cash and an annual grant of phantom units with DERs issued under our Plans having a fair market value of $50,000. The new non-employee directors received a pro-rated portion of the cash retainer reflecting their mid-February appointment to the board. Chairs of the compensation committee and audit committee receive an additional retainer of $10,000, and chairs of the nominating and governance committee and the investment committee receive an additional retainer of $5,000.

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

Ellen F. Warren, Chair

Carlton M. Arrendell

Dennis A. Holtz

PART IV

Item 15. Exhibits and Financial Statements and Schedules

Exhibit No.	Description

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification

31.2	Rule 13(a)-14(a)/14(d)-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS ENERGY, L.P.
	By:	Atlas Energy GP, LLC, its General Partner

Date: July 6, 2012	By:	/s/ SEAN P. MCGRATH
Sean P. McGrath Chief Financial Officer