Form 10-Q
period 2012-09-30
Atlas Energy, L.P.
filed 2012-11-08
CIK 1347218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of outstanding common units of the registrant on November 1, 2012 was 51,354,822.

ATLAS ENERGY, L.P. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS ENERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$33,255	$77,376
Accounts receivable	139,279	136,853
Current portion of derivative asset	32,738	15,447
Subscriptions receivable	8,495	34,455
Prepaid expenses and other	17,956	24,779

Total current assets	231,723	288,910

Property, plant and equipment, net	2,825,201	2,093,283
Intangible assets, net	106,861	104,777
Investment in joint venture	85,714	86,879
Goodwill, net	31,784	31,784
Long-term derivative asset	22,339	30,941
Other assets, net	59,744	48,197

	$3,363,366	$2,684,771

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Current portion of long-term debt	$11,103	$2,085
Accounts payable	102,176	93,554
Liabilities associated with drilling contracts	5,550	71,719
Accrued producer liabilities	71,884	88,096
Current portion of derivative liability	280	—
Current portion of derivative payable to Drilling Partnerships	13,363	20,900
Accrued interest	9,834	1,629
Accrued well drilling and completion costs	50,169	17,585
Accrued liabilities	78,757	61,653

Total current liabilities	343,116	357,221

Long-term debt, less current portion	997,510	522,055
Long-term derivative liability	4,051	—
Long-term derivative payable to Drilling Partnerships	4,483	15,272
Asset retirement obligations and other	62,300	46,142

Commitments and contingencies

Partners’ Capital:
Common limited partners’ interests	454,725	554,999
Accumulated other comprehensive income	4,490	29,376

	459,215	584,375
Non-controlling interests	1,492,691	1,159,706

Total partners’ capital	1,951,906	1,744,081

	$3,363,366	$2,684,771

See accompanying notes to consolidated combined financial statements

ATLAS ENERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED COMBINED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Gas and oil production	$24,699	$16,305	$61,323	$51,654
Well construction and completion	36,317	35,657	92,277	64,336
Gathering and processing	298,024	357,620	859,786	983,572
Administration and oversight	4,440	2,337	8,586	5,073
Well services	5,086	4,910	15,344	15,051
Gain (loss) on mark-to-market derivatives	(18,907)	23,760	36,905	8,952
Other, net	5,270	890	8,575	26,657

Total revenues	354,929	441,479	1,082,796	1,155,295

Costs and expenses:
Gas and oil production	7,295	3,990	16,247	11,953
Well construction and completion	31,581	30,449	79,882	54,754
Gathering and processing	245,230	301,625	710,827	832,080
Well services	2,232	2,043	7,076	6,077
General and administrative	33,991	18,617	108,846	57,046
Chevron transaction expense	7,670	—	7,670	—
Depreciation, depletion and amortization	37,079	27,541	99,563	81,518

Total costs and expenses	365,078	384,265	1,030,111	1,043,428

Operating income (loss)	(10,149)	57,214	52,685	111,867

Gain (loss) on asset sales and disposal	2	8	(7,019)	255,722
Interest expense	(11,245)	(6,315)	(30,630)	(30,960)
Loss on early extinguishment of debt	—	—	—	(19,574)

Income (loss) from continuing operations	(21,392)	50,907	15,036	317,055

Discontinued operations:
Loss from discontinued operations	—	—	—	(81)

Net income (loss)	(21,392)	50,907	15,036	316,974
(Income) loss attributable to non-controlling interests	9,982	(43,794)	(52,574)	(263,097)

Income (loss) after non-controlling interests	(11,410)	7,113	(37,538)	53,877
Income not attributable to common limited partners (results of operations of the Transferred Business as of and prior to February 17, 2011, the date of acquisition (see Note 2))	—	—	—	(4,711)

Net income (loss) attributable to common limited partners	$(11,410)	$7,113	$(37,538)	$49,166

Net income (loss) attributable to common limited partners per unit – basic:
Income (loss) from continuing operations attributable to common limited partners	$(0.22)	$0.13	$(0.73)	$1.02
Loss from discontinued operations attributable to common limited partners	—	—	—	—

Net income (loss) attributable to common limited partners	$(0.22)	$0.13	$(0.73)	$1.02

Net income (loss) attributable to common limited partners per unit – diluted:
Income (loss) from continuing operations attributable to common limited partners	$(0.22)	$0.13	$(0.73)	$0.99
Loss from discontinued operations attributable to common limited partners	—	—	—	—

Net income (loss) attributable to common limited partners	$(0.22)	$0.13	$(0.73)	$0.99

Weighted average common limited partner units outstanding:
Basic	51,335	51,257	51,316	47,212

Diluted	51,335	53,100	51,316	48,488

Income (loss) attributable to common limited partners:
Income (loss) from continuing operations	$(11,410)	$7,113	$(37,538)	$49,176
Loss from discontinued operations	—	—	—	(10)

Net income (loss) attributable to common limited partners	$(11,410)	$7,113	$(37,538)	$49,166

See accompanying notes to consolidated combined financial statements

ATLAS ENERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$(21,392)	$50,907	$15,036	$316,974
(Income) loss attributable to non-controlling interests	9,982	(43,794)	(52,574)	(263,097)
Income not attributable to common limited partners (results of operations of the Transferred Business as of and prior to February 17, 2011, the date of the acquisition (see Note 2))	—	—	—	(4,711)

Net income (loss) attributable to common unitholders	(11,410)	7,113	(37,538)	49,166
Other comprehensive income (loss):
Changes in fair value of derivative instruments accounted for as cash flow hedges	(19,487)	10,884	(5,832)	17,733
Less: reclassification adjustment for realized gains in net income (loss)	(5,035)	1,434	(12,120)	(4,470)
Changes in non-controlling interest related to items in other comprehensive income (loss)	6,765	(1,498)	(6,934)	(4,452)

Total other comprehensive income (loss)	(17,757)	10,820	(24,886)	8,811

Comprehensive income (loss) attributable to common unitholders	$(29,167)	$17,933	$(62,424)	$57,977

See accompanying notes to consolidated combined financial statements

ATLAS ENERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands, except unit data)

(Unaudited)

	Common Limited		Accumulated
	Partners’ Capital		Other	Non-	Total
	Units	Amount	Comprehensive Income	Controlling Interest	Partners’ Capital
Balance at January 1, 2012	51,278,362	$554,999	$29,376	$1,159,706	$1,744,081

Distribution of Atlas Resource Partners, L.P. units	—	(84,892)	—	84,892	—
Distributions to non-controlling interests	—	—	—	(84,893)	(84,893)
Unissued common units under incentive plan	—	12,936	—	15,234	28,170
Issuance of units under incentive plans	67,170	158	—	92	250
Non-controlling interests’ capital contribution	—	—	—	309,081	309,081
Atlas Pipeline Partners L.P. purchase and retirement of treasury stock	—	—	—	(695)	(695)
Distributions paid to common limited partners	—	(37,971)	—	—	(37,971)
Distribution equivalent rights paid on unissued units under incentive plans	—	(1,505)	—	(1,696)	(3,201)
Gain on sale of subsidiary units	—	48,538	—	(48,538)	—
Other comprehensive income (loss)	—	—	(24,886)	6,934	(17,952)
Net income (loss)	—	(37,538)	—	52,574	15,036

Balance at September 30, 2012	51,345,532	$454,725	$4,490	$1,492,691	$1,951,906

See accompanying notes to consolidated combined financial statements

ATLAS ENERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED COMBINED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,036	$316,974
Loss from discontinued operations	—	(81)

Income from continuing operations	15,036	317,055
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	99,563	81,518
Amortization of deferred financing costs	4,562	8,286
Non-cash gain on derivative value, net	(40,636)	(412)
Non-cash compensation expense	28,487	11,210
(Gain) loss on asset sales and disposal	7,019	(255,722)
Loss on early extinguishment of debt	—	19,574
Distributions paid to non-controlling interests	(86,589)	(61,554)
Equity income in unconsolidated companies	(5,582)	(18,998)
Distributions received from unconsolidated companies	6,331	17,545
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses and other	30,357	(37,255)
Accounts payable and accrued liabilities	(30,640)	(20,353)

Net cash provided by continuing operating activities	27,908	60,894
Net cash used in discontinued operating activities	—	(81)

Net cash provided by operating activities	27,908	60,813

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(315,791)	(184,414)
Net cash paid for acquisitions	(301,247)	—
Investments in unconsolidated companies	—	(97,250)
Net proceeds from asset disposals	—	411,520
Other	546	(2,226)

Net cash provided by (used in) investing activities	(616,492)	127,630

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	940,500	1,065,500
Repayments under credit facilities	(780,500)	(937,000)
Net proceeds from issuance of Atlas Pipeline Partners, L.P.’s long-term debt	319,100	—
Repayments of long-term debt	—	(314,962)
Payment of premium on early retirement of debt	—	(14,352)
Net proceeds from subsidiary equity offerings	119,389	—
Redemption of Atlas Pipeline Partners, L.P.’s preferred units	—	(8,000)
Distributions paid to unitholders	(37,971)	(18,859)
Net transaction adjustment related to the acquisition of the Transferred Business (see Note 3)	—	117,314
Deferred financing costs and other	(16,055)	(5,947)

Net cash provided by (used in) financing activities	544,463	(116,306)

Net change in cash and cash equivalents	(44,121)	72,137
Cash and cash equivalents, beginning of year	77,376	247

Cash and cash equivalents, end of period	$33,255	$72,384

See accompanying notes to consolidated combined financial statements

ATLAS ENERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Atlas Energy, L.P., (the “Partnership” or “Atlas Energy”) is a publicly-traded Delaware master limited partnership, formerly known as Atlas Pipeline Holdings, L.P. (NYSE: ATLS).

At September 30, 2012, the Partnership’s operations primarily consisted of its ownership interests in the following entities:

•

Atlas Resource Partners, L.P. (“ARP”), a publicly-traded Delaware master limited partnership (NYSE: ARP) and an independent developer and producer of natural gas and oil, with operations in basins across the United States. ARP sponsors and manages tax-advantaged investment partnerships, in which it coinvests, to finance a portion of its natural gas and oil production activities. At September 30, 2012, the Partnership owned 100% of the general partner Class A units and incentive distribution rights through which it manages and effectively controls ARP, and common units representing an approximate 51.5% limited partner interest in ARP;

•

Atlas Pipeline Partners, L.P. (“APL”), a publicly-traded Delaware master limited partnership (NYSE: APL) and midstream energy service provider engaged in the gathering and processing of natural gas in the Mid-Continent and Appalachia regions of the United States. At September 30, 2012, the Partnership owned a 2.0% general partner interest, all of the incentive distribution rights, and an approximate 10.5% common limited partner interest in APL; and

•

Lightfoot Capital Partners, LP (“Lightfoot LP”) and Lightfoot Capital Partners GP, LLC (“Lightfoot GP”), the general partner of Lightfoot L.P. (collectively, “Lightfoot”), entities which incubate new master limited partnerships (“MLPs”) and invest in existing MLPs. At September 30, 2012, the Partnership had an approximate 16% general partner interest and 12% limited partner interest in Lightfoot (see Note 7).

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

The accompanying consolidated combined financial statements, which are unaudited except that the balance sheet at December 31, 2011 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. These interim consolidated combined financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011. Certain amounts in the prior year’s consolidated combined financial statements have also been reclassified to conform to the current year presentation. The results of operations for the three and nine months ended September 30, 2012 may not necessarily be indicative of the results of operations for the full year ending December 31, 2012.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Combination

The consolidated combined financial statements include the accounts of the Partnership and its consolidated subsidiaries, all of which are wholly-owned at September 30, 2012 except for ARP and APL, which are controlled by the Partnership. Due to the structure of the Partnership’s ownership interests in ARP and APL, the Partnership consolidates the financial statements of ARP and APL into its consolidated combined financial statements rather than present its ownership interest as equity investments. As such, the non-controlling interests in ARP and APL are reflected as (income) loss attributable to non-controlling interests in its consolidated combined statements of operations and as a component of partners’ capital on its consolidated balance sheets. All material intercompany transactions have been eliminated.

On February 17, 2011, the Partnership acquired certain producing natural gas and oil properties, the partnership management business, and other assets (the “Transferred Business”) from Atlas Energy, Inc. (“AEI”), the former owner of the Partnership’s general partner (see Note 3). Management of the Partnership determined that the acquisition of the Transferred Business constituted a transaction between entities under common control. In comparison to the acquisition method of accounting, whereby the purchase price for the asset acquisition would have been allocated to identifiable assets and liabilities of the Transferred Business based upon their fair values with any excess treated as goodwill, transfers between entities under common control require that assets and liabilities be recognized by the acquirer at historical carrying value at the date of transfer, with any difference between the purchase price and the net book value of the assets recognized as an adjustment to partners’ capital on the Partnership’s consolidated balance sheets. Also, in comparison to the acquisition method of accounting, whereby the results of operations and the financial position of the Transferred Business would have been included in the Partnership’s consolidated combined financial statements from the date of acquisition, transfers between entities under common control require the acquirer to reflect the effect to the assets acquired and liabilities assumed and the related results of operations at the beginning of the period during which it was acquired and retrospectively adjust its prior year financial statements to furnish comparative information. As such, the Partnership reflected the impact of the acquisition of the Transferred Business on its consolidated combined financial statements in the following manner:

•

Recognized the assets acquired and liabilities assumed from the Transferred Business at their historical carrying value at the date of transfer, with any difference between the purchase price and the net book value of the assets recognized as an adjustment to partners’ capital;

•

Retrospectively adjusted its consolidated combined financial statements for any date prior to February 17, 2011, the date of acquisition, to reflect its results on a consolidated combined basis with the results of the Transferred Business as of or at the beginning of the respective period; and

•

Adjusted the presentation of the Partnership’s consolidated combined statements of operations for the nine months ended September 30, 2011 to reflect the results of operations attributable to the Transferred Business prior to the date of acquisition as a reduction of net income to determine income attributable to common limited partners. However, the Transferred Business’ historical financial statements prior to the date of acquisition do not reflect general and administrative expenses and interest expense. The Transferred Business was not managed by AEI as a separate business segment and did not have identifiable labor and other ancillary costs. The general and administrative and interest expenses of AEI prior to the date of acquisition, including the exploration and production business segment, related primarily to business activities associated with the business sold to Chevron Corporation in February 2011 and not activities related to the Transferred Business.

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

The Partnership’s consolidated combined financial statements also include APL’s 95% ownership interest in joint ventures which individually own a 100% ownership interest in the West OK natural gas gathering system and processing plants and a 72.8% undivided interest in the West TX natural gas gathering system and processing plants. APL consolidates 100% of these joint ventures. The Partnership reflects the non-controlling 5% ownership interest in the joint ventures as non-controlling interests on its consolidated combined statements of operations. The Partnership also reflects the 5% ownership interest in the net assets of the joint ventures as non-controlling interests within partners’ capital on its consolidated balance sheets. The joint ventures have a $1.9 billion note receivable from the holder of the 5% ownership interest in the joint ventures, which was reflected within non-controlling interests on the Partnership’s consolidated balance sheets.

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

The natural gas industry principally conducts its business by processing actual transactions as many as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following month’s financial results. Management believes that the operating results presented for the three and nine months ended September 30, 2012 and 2011 represent actual results in all material respects (see “Revenue Recognition”).

Receivables

Accounts receivable on the consolidated balance sheets consist solely of the trade accounts receivable associated with ARP’s and APL’s operations. In evaluating the realizability of its accounts receivable, management of ARP and APL performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by management’s review of ARP’s and APL’s customers’ credit information. ARP and APL extend credit on sales on an unsecured basis to many of its customers. At September 30, 2012 and December 31, 2011, ARP and APL had recorded no allowance for uncollectible accounts receivable on the Partnership’s consolidated balance sheets.

Inventory

ARP and APL had $11.5 million and $16.0 million of inventory at September 30, 2012 and December 31, 2011, respectively, which were included within prepaid expenses and other current assets on the Partnership’s consolidated balance sheets. ARP values inventories at the lower of cost or market. ARP’s inventories, which consist of materials, pipes, supplies and other inventories, were principally determined using the average cost method. APL’s crude oil and refined product inventory costs consists of APL’s natural gas liquids line fill, which represents amounts receivable for natural gas liquids (“NGL’s”) delivered to counterparties for which the counterparty will pay at a designated later period at a price determined by the then current market price.

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

ARP follows the successful efforts method of accounting for oil and gas producing activities. Exploratory drilling costs are capitalized pending determination of whether a well is successful. Exploratory wells subsequently determined to be dry holes are charged to expense. Costs resulting in exploratory discoveries and all development costs, whether successful or not, are capitalized. Geological and geophysical costs to enhance or evaluate development of proved fields or areas are capitalized. All other geological and geophysical costs, delay rentals and unsuccessful exploratory wells are expensed. Oil and natural gas liquids are converted to gas equivalent basis (“Mcfe”) at the rate of one barrel to 6 Mcf of natural gas. Mcf is defined as one thousand cubic feet.

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

Upon the sale or retirement of an ARP complete field of a proved property, the cost is eliminated from the property accounts, and the resultant gain or loss is reclassified to the Partnership’s consolidated combined statements of operations. Upon the sale of an individual ARP well, ARP credits the proceeds to accumulated depreciation and depletion within the Partnership’s consolidated balance sheets. Upon ARP’s sale of an entire interest in an unproved property where the property had been assessed for impairment individually, a gain or loss is recognized in the Partnership’s consolidated combined statements of operations. If a partial interest in an unproved property is sold, any funds received are accounted for as a reduction of the cost in the interest retained.

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

Unproved properties are reviewed annually for impairment or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment charges are recorded if conditions indicate that ARP will not explore the acreage prior to expiration of the applicable leases or if it is determined that the carrying value of the properties is above their fair value. There were no impairments of unproved gas and oil properties recorded by ARP for the three and nine months ended September 30, 2012 and 2011.

Proved properties are reviewed annually for impairment or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. During the year ended December 31, 2011, the Partnership recognized $7.0 million of asset impairment related to ARP’s gas and oil properties within property, plant and equipment on its consolidated balance sheet for its shallow natural gas wells in the Niobrara Shale. This impairment related to the carrying amount of these gas and oil properties being in excess of ARP’s estimate of their fair value at December 31, 2011. The estimate of the fair value of these gas and oil properties was impacted by, among other factors, the deterioration of natural gas prices at the date of measurement. There were no impairments of proved gas and oil properties recorded by ARP for the three and nine months ended September 30, 2012 and 2011.

Capitalized Interest

ARP and APL capitalize interest on borrowed funds related to capital projects only for periods that activities are in progress to bring these projects to their intended use. The weighted average interest rates used to capitalize interest on combined borrowed funds by ARP and APL in the aggregate were 5.1% and 6.3% for the three months ended September 30, 2012 and 2011, respectively, and 5.9% and 7.0% for the nine months ended September 30, 2012 and 2011, respectively. The aggregate amounts of interest capitalized by ARP and APL were $2.8 million and $1.7 million for the three months ended September 30, 2012 and 2011, respectively, and $7.3 million and $3.2 million for the nine months ended September 30, 2012 and 2011, respectively.

Intangible Assets

Customer contracts and relationships. APL amortizes intangible assets with finite lives in connection with natural gas gathering contracts and customer relationships assumed in certain consummated acquisitions, which APL amortizes over their estimated useful lives. If an intangible asset has a finite useful life, but the precise length of that life is not known, that intangible asset must be amortized over the best estimate of its useful life. At a minimum, APL will assess the useful lives of all intangible assets on an annual basis to determine if adjustments are required. The estimated useful life for APL’s customer relationship intangible assets is based upon the estimated average length of non-contracted customer relationships in existence at the date of acquisition, adjusted for APL’s management’s estimate of whether the individual relationships will continue in excess or less than the average length. APL completed acquisitions of various gas gathering systems and related assets during the nine months ended September 30, 2012. APL accounted for these acquisitions as business combinations and recognized $20.2 million related to customer contracts with an estimated useful life of 10-14 years. The initial recording of these transactions was based upon preliminary valuation assessments and is subject to change.

Partnership management and operating contracts. ARP has recorded intangible assets with finite lives in connection with partnership management and operating contracts acquired through prior consummated acquisitions. ARP amortizes contracts acquired on a declining balance method over their respective estimated useful lives.

The following table reflects the components of intangible assets being amortized at September 30, 2012 and December 31, 2011 (in thousands):

	September 30,	December 31,	Estimated Useful Lives
	2012	2011	In Years
Gross Carrying Amount:
Customer contracts and relationships	$225,543	$205,313	7 –14
Partnership management and operating contracts	14,344	14,344	13

	$239,887	$219,657

Accumulated Amortization:
Customer contracts and relationships	$(120,047)	$(102,037)
Partnership management and operating contracts	(12,979)	(12,843)

	$(133,026)	$(114,880)

Net Carrying Amount:
Customer contracts and relationships	$105,496	$103,276
Partnership management and operating contracts	1,365	1,501

	$106,861	$104,777

Amortization expense on intangible assets was $6.3 million and $5.9 million for the three months ended September 30, 2012 and 2011, respectively, and $18.1 million and $17.8 million for the nine months ended September 30, 2012 and 2011, respectively. Aggregate estimated annual amortization expense for all of the contracts described above for the next five years ending December 31 is as follows: 2012 - $24.4 million; 2013 - $25.0 million; 2014 - $21.4 million; 2015 - $16.4 million; and 2016 - $16.4 million.

Goodwill

At September 30, 2012 and December 31, 2011, the Partnership had $31.8 million of goodwill recorded in connection with prior ARP consummated acquisitions. There were no changes in the carrying amount of goodwill for the three and nine months ended September 30, 2012 and 2011.

ARP tests its goodwill for impairment at each year end by comparing its reporting unit estimated fair values to carrying values. Because quoted market prices for the reporting units are not available, management must apply judgment in determining the estimated fair value of these reporting units. ARP’s management uses all available information to make these fair value determinations, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets. A key component of these fair value determinations is a reconciliation of the sum of the fair value calculations to market capitalization. The observed market prices of individual trades of an entity’s equity securities (and thus its computed market capitalization) may not be representative of the fair value of the entity as a whole. Substantial value may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity. Consequently, measuring the fair value of a collection of assets and liabilities that operate together in a controlled entity is different from measuring the fair value of that entity on a stand-alone basis. In most industries, including ARP’s, an acquiring entity typically is willing to pay more for equity securities that give it a controlling interest than an investor would pay for a number of equity securities representing less than a controlling interest. Therefore, once the above fair value calculations have been determined, ARP also considers the inclusion of a control premium within the calculations. This control premium is judgmental and is based on, among other items, observed acquisitions in ARP’s industry. The resultant fair values calculated for the reporting units are compared to observable metrics on large mergers and acquisitions in ARP’s industry to determine whether those valuations appear reasonable in management’s judgment. ARP’s management will continue to evaluate goodwill at least annually or when impairment indicators arise. During the three and nine months ended September 30, 2012 and 2011, no impairment indicators arose, and no goodwill impairments were recognized by the Partnership.

Capital Leases

Leased property and equipment meeting capital lease criteria are capitalized based on the minimum payments required under the lease and are included within property, plant and equipment on the Partnership’s consolidated balance sheets. Obligations under capital leases are accounted for as current and noncurrent liabilities and are included within debt on the Partnership’s consolidated balance sheets. Amortization is calculated on a straight-line method based upon the estimated useful lives of the assets (see Note 9).

Derivative Instruments

ARP and APL enter into certain financial contracts to manage their exposure to movement in commodity prices and interest rates (see Note 10). The derivative instruments recorded in the consolidated balance sheets were measured as either an asset or liability at fair value. Changes in ARP’s and APL’s derivative instrument’s fair value are recognized currently in the Partnership’s consolidated combined statements of operations unless specific hedge accounting criteria are met.

Asset Retirement Obligations

ARP recognizes an estimated liability for the plugging and abandonment of its gas and oil wells and related facilities (see Note 8). ARP also recognizes a liability for its future asset retirement obligations in the current period if a reasonable estimate of the fair value of that liability can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Partnership and its subsidiaries also consider the estimated salvage value in the calculation of depreciation, depletion and amortization.

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

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per unit pursuant to the two-class method. The Partnership’s phantom unit awards, which consist of common units issuable under the terms of its long-term incentive plans and incentive compensation agreements (see Note 16), contain non-forfeitable rights to distribution equivalents of the Partnership. The participation rights would result in a non-contingent transfer of value each time the Partnership declares a distribution or distribution equivalent right during the award’s vesting period. However, unless the contractual terms of the participating securities require the holders to share in the losses of the entity, net loss is not allocated to the participating securities. As such, the net income utilized in the calculation of net income (loss) per unit must be after the allocation of only net income to the phantom units on a pro-rata basis.

The following is a reconciliation of net income (loss) from continuing operations and net income (loss) from discontinued operations allocated to the common limited partners for purposes of calculating net income (loss) attributable to common limited partners per unit (in thousands, except unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Continuing operations:
Net income (loss)	$(21,392)	$50,907	$15,036	$317,055
(Income) loss attributable to non-controlling interests	9,982	(43,794)	(52,574)	(263,168)
Income not attributable to common limited partners (results of operations of the Transferred Business as of and prior to February 17, 2011, the date of acquisition (see Note 2))	—	—	—	(4,711)

Net income (loss) attributable to common limited partners	(11,410)	7,113	(37,538)	49,176
Less: Net income attributable to participating securities – phantom units(1)	—	(240)	—	(1,217)

Net income (loss) utilized in the calculation of net income (loss) from continuing operations attributable to common limited partners per unit	$(11,410)	$6,873	$(37,538)	$47,959

Discontinued operations:
Net loss	$—	$—	$—	$(81)
Loss attributable to non-controlling interests	—	—	—	71

Net loss utilized in the calculation of net income from discontinued operations attributable to common limited partners per unit	$—	$—	$—	$(10)

(1)

Net income attributable to common limited partners’ ownership interests is allocated to the phantom units on a pro-rata basis (weighted average phantom units outstanding as a percentage of the sum of the weighted average phantom units and common limited partner units outstanding). For the three and nine months ended September 30, 2012, net loss attributable to common limited partners’ ownership interest is not allocated to approximately 2,106,000 and 2,046,000 phantom units, respectively, because the contractual terms of the phantom units as participating securities do not require the holders to share in the losses of the entity.

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

The following table sets forth the reconciliation of the Partnership’s weighted average number of common limited partner units used to compute basic net income (loss) attributable to common limited partners per unit with those used to compute diluted net income (loss) attributable to common limited partners per unit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average number of common limited partners per unit - basic	51,335	51,257	51,316	47,212
Add effect of dilutive incentive awards(1)	—	1,843	—	1,276

Weighted average number of common limited partners per unit - diluted	51,335	53,100	51,316	48,488

(1)

For the three and nine months ended September 30, 2012, approximately 3,011,000 units and 2,786,000 units, respectively, were excluded from the computation of diluted earnings attributable to common limited partners per unit because the inclusion of such units would have been anti-dilutive.

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

ARP and APL accrue unbilled revenue due to timing differences between the delivery of natural gas, NGLs, crude oil and condensate and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from ARP’s and APL’s records and management estimates of the related commodity sales and transportation and compression fees which are, in turn, based upon applicable product prices (see “–Use of Estimates” accounting policy for further description). ARP and APL had unbilled revenues at September 30, 2012 and December 31, 2011 of $85.0 million and $81.2 million, respectively, which were included in accounts receivable within the Partnership’s consolidated balance sheets.

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

Recently Adopted Accounting Standards

In October 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-04, Technical Corrections and Improvements (“Update 2012-04”). The amendments in this update are presented in two sections – Technical Corrections and Improvements (Section A) and Conforming Amendments Related to Fair Value Measurements (Section B). The amendments in Section A correct differences between source literature and the Accounting Standards Codification (“ASC”), provide clarification of guidance through updating wording, correcting references, or a combination of both, and move guidance from its current location in the ASC to a more appropriate location. The amendments in Section B are intended to conform terminology and clarify certain guidance in various topics of the ASC to fully reflect the fair value measurement and disclosure requirements of Topic 820. The amendments do not introduce any new fair value measurements and are not intended to result in a change in the application of the requirements in Topic 820 or fundamentally change other principles of U.S. GAAP. The amendments in Update 2012-04 that do not have transition guidance are effective upon issuance and those amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. The Partnership adopted the requirements of Update 2012-04 on September 30, 2012, and it did not have a material impact on its financial position, results of operations or related disclosures. The Partnership also believes the transition guidance will have no impact on its financial position, results of operations or related disclosures upon its effective date of January 1, 2013.

In August 2012, the FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update) (“Update 2012-03”). Update 2012-03 codified amendments and corrections to the ASC for various Securities and Exchange Commission (“SEC”) paragraphs pursuant or related to 1) the issuance of Staff Accounting Bulletin (“SAB”) 114; 2) the SEC’s Final Rule, Technical Amendments to Commission Rules and Forms Related to the FASB’s Accounting Standards Codification, Release No. 3350-9250, 34-65052, and IC-29748 August 8, 2011; 3) ASU 2010-22, Accounting for Various Topics—Technical Corrections to SEC Paragraphs (SEC Update); and 4) other various Status Sections. The Partnership adopted the requirements of Update 2012-03 on September 30, 2012, and it did not have a material impact on its financial position, results of operations or related disclosures.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“Update 2011-12”). The amendments in this update effectively defer the implementation of the changes made in Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“Update 2011-05”), related to the presentation of reclassification adjustments out of accumulated other comprehensive income. Under Update 2011-05 which was issued by the FASB in June 2011, entities are provided the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Under each methodology, an entity is required to present each component of net income along with a total net income, each component of other comprehensive income and a total amount for comprehensive income. Update 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. As a result of Update 2011-12, entities are required to disclose reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to Update 2011-05. All other requirements in Update 2011-05 are not affected by Update 2011-12. These requirements are effective for interim and annual reporting periods beginning after December 15, 2011. Accordingly, entities are not required to comply with presentation requirements of Update 2011-05 related to the disclosure of reclassifications out of accumulated other comprehensive income. The Partnership included consolidated combined statements of comprehensive income (loss) within this Form 10-Q upon the adoption of these ASUs on January 1, 2012. The adoption had no material impact on the Partnership’s financial condition or results of operations.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosure about Offsetting Assets and Liabilities (“Update 2011-11”). The amendments in this update require an entity to disclose both gross and net information about both financial and derivative instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. An entity shall disclose at the end of a reporting period certain quantitative information separately for assets and liabilities that are within the scope of Update 2011-11, as well as provide a description of the rights of setoff associated with an entity’s recognized assets and recognized liabilities subject to an enforceable master netting arrangement or similar agreement. Entities are required to implement the amendments for interim and annual reporting periods beginning after January 1, 2013 and such amendments shall be applied retrospectively for any period presented that begins before the date of initial application. The Partnership has elected to early adopt these requirements and updated its disclosures to meet these requirements effective January 1, 2012 (see Note 10). The adoption had no material impact on the Partnership’s financial position or results of operations.

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

For the assets acquired and liabilities assumed, the Partnership issued approximately 23.4 million of its common limited partner units and paid $30.0 million in cash consideration. Based on the Partnership’s February 17, 2011 common unit closing price of $15.92, the common units issued to AEI were valued at approximately $372.2 million. Concurrent with the Partnership’s acquisition of the Transferred Business, AEI was sold to Chevron Corporation (NYSE: CVX) (“Chevron”). In connection with the transaction, the Partnership received $118.7 million with respect to a contractual cash transaction adjustment from AEI related to certain exploration and production liabilities assumed by the Partnership. Including the cash transaction adjustment, the net book value of the Transferred Business was approximately $522.9 million. Certain amounts included within the contractual cash transaction adjustment were subject to a reconciliation period with Chevron following the consummation of the transaction. Any liability related to the reconciliation period was assumed by ARP on March 5, 2012, as certain amounts included within the contractual cash transaction adjustment remained in dispute between the parties. During the three months ended September 30, 2012, ARP recognized a $7.7 million charge on the Partnership’s consolidated combined statement of operations regarding its reconciliation process with Chevron, which was settled in October 2012 (see Note 13).

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

Management of the Partnership determined that the acquisition of the Transferred Business constituted a transaction between entities under common control. As such, the Partnership recognized the assets acquired and liabilities assumed at historical carrying value at the date of acquisition, with the difference between the purchase price and the net book value of the assets recognized as an adjustment to partners’ capital on its consolidated balance sheet. The Partnership recognized a non-cash decrease of $261.0 million in partners’ capital on its consolidated balance sheet based on the excess net book value above the value of the consideration paid to AEI. The following table presents the historical carrying value of the assets acquired and liabilities assumed by the Partnership, including the effect of cash transaction adjustments, as of February 17, 2011 (in thousands):

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

NOTE 4 – ARP ACQUISITIONS

Titan Acquisition

On July 25, 2012, ARP completed the acquisition of Titan Operating, L.L.C. (“Titan”) in exchange for 3.8 million ARP common units and 3.8 million newly-created convertible Class B preferred units (which had a collective value of $193.2 million, based upon the closing price of ARP’s publicly traded units as of the acquisition closing date), as well as $15.4 million in cash for closing adjustments (see Note 14). Through the acquisition of Titan, ARP acquired interests in approximately 52 proved developed natural gas wells, as well as proved reserves and associated assets in the Barnett Shale, located in Bend Arch – Fort Worth Basin in North Texas. The cash paid at closing was funded through borrowings under

ARP’s credit facility. The common units and preferred units were issued and sold in a private transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) (see Note 14). The Partnership accounted for ARP’s issuance of common and preferred limited partner units in exchange for the Titan assets acquired as a non-cash item in its consolidated combined statement of cash flows for the nine months ended September 30, 2012.

ARP accounted for this transaction under the acquisition method of accounting. Accordingly, ARP evaluated the identifiable assets acquired and liabilities assumed at their respective acquisition date fair values (see Note 11). In conjunction with the issuance of common and preferred limited partner units associated with ARP’s acquisition, ARP recorded $3.4 million of transaction fees which were allocated between common limited partner equity and non-controlling interests for the three and nine months ended September 30, 2012 on the Partnership’s consolidated balance sheets. All other costs associated with the acquisition of assets were expensed by ARP as incurred. Due to the recent date of the acquisition, the accounting for the business combination is based upon preliminary data that remains subject to adjustment and could further change as ARP continues to evaluate the facts and circumstances that existed as of the acquisition date.

The following table presents the preliminary values assigned to the assets acquired and liabilities assumed in the acquisition, based on their estimated fair values at the date of the acquisition (in thousands):

Assets:
Cash and cash equivalents	$372
Accounts receivable	5,253
Prepaid expenses and other	131

Total current assets	5,756

Natural gas and oil properties	210,704
Other assets, net	131

$216,591

Liabilities:
Accounts payable	$676
Revenue distribution payable	3,091
Accrued liabilities	1,816

Total current liabilities	5,583

Asset retirement obligation and other	2,418

8,001

Net assets acquired	$208,590

Carrizo Acquisition

On April 30, 2012, ARP completed the acquisition of certain oil and natural gas assets from Carrizo Oil and Gas, Inc. (NASDAQ: CRZO; “Carrizo”) for approximately $187.0 million in cash. The assets acquired include interests in approximately 200 producing natural gas wells from the Barnett Shale, located in Bend Arch–Fort Worth Basin in North Texas, proved undeveloped acres also in the Barnett Shale and gathering pipelines and associated gathering facilities that service certain of the acquired wells. The purchase price was funded through borrowings under ARP’s credit facility and $119.5 million of net proceeds from the sale of 6.0 million of its common units at a negotiated purchase price per unit of $20.00, of which $5.0 million was purchased by certain executives of the Partnership. The common units were issued in a private transaction exempt from registration under Section 4(2) of the Securities Act (see Note 14).

ARP accounted for this transaction under the acquisition method of accounting. Accordingly, ARP evaluated the identifiable assets acquired and liabilities assumed at their respective acquisition date fair values (see Note 11). In conjunction with the issuance of ARP’s common limited partner units associated with the acquisition, ARP recorded $1.1 million of transaction fees which were allocated to common limited partner equity and non-controlling interests for the nine months ended September 30, 2012 on the Partnership’s consolidated balance sheet. All other costs associated with ARP’s acquisition of assets were expensed as incurred. Due to the recent date of the acquisition, the accounting for the business combination is based upon preliminary data that remains subject to adjustment and could further change as ARP continues to evaluate the facts and circumstances that existed as of the acquisition date.

The following table presents the preliminary values assigned to the assets acquired and liabilities assumed in the acquisition, based on their estimated fair values at the date of the acquisition (in thousands):

Assets:
Natural gas and oil properties	$190,946

Liabilities:
Asset retirement obligation	3,903

Net assets acquired	$187,043

Due to the commingled nature of ARP’s acquisitions in the Barnett Shale, it was impractical to provide separate financial information for each of ARP’s acquisitions subsequent to their respective dates of acquisition included within the Partnership’s consolidated combined statements of operations for the three and nine months ended September 30, 2012. Subsequent to their respective dates of acquisition and combined with the effect of ARP’s additional capital expenditures incurred, the Titan and Carrizo acquisitions had combined total revenues of $11.3 million and net income of $0.5 million for the three months ended September 30, 2012, and total combined revenues of $15.4 million and net loss of $0.6 million for the nine months ended September 30, 2012.

The following data presents pro forma revenues, net income (loss) and basic and diluted net income (loss) per unit for the Partnership as if the Titan and Carrizo acquisitions, including the borrowings under the credit facility and issuance of common and preferred units, had occurred on January 1, 2011. The Partnership prepared these pro forma unaudited financial results for comparative purposes only; they may not be indicative of the results that would have occurred if the acquisitions had occurred on January 1, 2011 or the results that will be attained in future periods (in thousands, except per share data; unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total revenues and other	$354,929	$461,846	$1,096,806	$1,217,815
Net income (loss)	(21,392)	55,376	3,439	331,563
Net income (loss) attributable to common limited partners	(11,410)	11,582	(48,386)	63,755
Net income (loss) attributable to common limited partners per unit:
Basic	$(0.22)	$0.22	$(0.94)	$1.32
Diluted	$(0.22)	$0.21	$(0.94)	$1.28

Equal Acquisition

In April 2012, ARP acquired a 50% interest in approximately 14,500 net undeveloped acres in the oil and NGL area of the Mississippi Lime play in northwestern Oklahoma for $18.0 million from subsidiaries of Equal Energy, Ltd. (“Equal”) (NYSE: EQU; TSX: EQU). The transaction was funded through borrowings under ARP’s revolving credit facility. Concurrent with the purchase of acreage, ARP and Equal entered into a participation and development agreement for future drilling in the Mississippi Lime play. ARP served as the drilling and completion operator, while Equal undertook production operations, including water disposal. In September 2012, ARP acquired Equal’s remaining 50% interest in the undeveloped acres, as well as approximately 8 Mmcfed of net production in the Mississippi Lime region and salt water disposal infrastructure for $41.3 million, including $1.3 million related to certain post-closing adjustments. The additional acquisition was subject to certain post-closing adjustments and funded with available borrowings under ARP’s revolving credit facility. As a result of ARP’s acquisition of Equal’s remaining interest in the undeveloped acres, the existing joint venture agreement between ARP and Equal in the Mississippi Lime position was terminated.

NOTE 5 – APL INVESTMENT IN JOINT VENTURES

West Texas LPG Pipeline Limited Partnership

On May 11, 2011, APL acquired a 20% interest in West Texas LPG Pipeline Limited Partnership (“West Texas LPG”) from Buckeye Partners, L.P. (NYSE: BPL) for $85.0 million. West Texas LPG owns a common-carrier pipeline system that transports NGLs from New Mexico and Texas to Mont Belvieu, Texas for fractionation. West Texas LPG is operated by

Chevron Pipeline Company, a subsidiary of Chevron, which owns the remaining 80% interest. The Partnership recognizes APL’s 20% interest in West Texas LPG as an investment in joint venture on its consolidated balance sheets. At the acquisition date, the carrying value of the 20% interest in West Texas LPG exceeded APL’s share of the underlying net assets of West Texas LPG by approximately $49.9 million, which related to the fair value of the property, plant and equipment in excess of book value. This excess will be depreciated over approximately 38 years. APL has accounted for its ownership interest in West Texas LPG under the equity method of accounting, with recognition of its ownership interest in the income of West Texas LPG in other, net on the Partnership’s consolidated combined statements of operations. APL incurred costs of $0.6 million during the nine months ended September 30, 2011, related to the acquisition of West Texas LPG, which are reported in general and administrative expenses on the Partnership’s consolidated statements of operations. During the three months ended September 30, 2012 and 2011, APL recognized $1.4 million and $1.8 million, respectively, of equity income within other, net on the Partnership’s consolidated combined statements of operations related to its West Texas LPG interest. During the nine months ended September 30, 2012 and 2011, APL recognized $4.2 million and $2.5 million, respectively, of equity income related to its West Texas LPG interest.

Laurel Mountain

On February 17, 2011, APL completed the sale of its 49% non-controlling interest in the Laurel Mountain joint venture to AEI (see Note 3). The Laurel Mountain joint venture was formed in May 2009 by APL and subsidiaries of the Williams Companies, Inc. (NYSE: WMB; “Williams”) to own and operate APL’s Appalachian Basin natural gas gathering system. APL used the proceeds from the sale to repay its indebtedness and for general corporate purposes. APL also retained its preferred distribution rights with respect to a remaining $8.5 million note receivable due from Williams, an investment grade rated entity, related to the formation of Laurel Mountain, including interest due on this note. APL accounted for its initial ownership of Laurel Mountain as an equity investment included within investment in joint venture on the Partnership’s consolidated balance sheet at fair value, based upon the value received for the 51% contributed to the Laurel Mountain joint venture during the year ended December 31, 2009. APL accounted for its ownership interest in the income of Laurel Mountain as other, net on the Partnership’s consolidated combined statements of operations. Since APL accounted for its ownership as an equity investment, it did not reclassify the earnings or the gain on sale related to Laurel Mountain to discontinued operations upon the sale of its ownership interest. The Partnership recognized a net gain of $255.7 million during the nine months ended September 30, 2011, which is included in gain (loss) on asset sales and disposal within the Partnership’s consolidated combined statements of operations. The Partnership also reclassified the $8.5 million note receivable previously recorded to investment in joint venture to prepaid expenses and other on the Partnership’s consolidated balance sheets. In December 2011, Williams made a cash payment to APL to settle the remaining $8.5 million balance on the note receivable plus accrued interest of $0.2 million.

The following tables summarize the components of equity income within other, net on the Partnership’s consolidated combined statements of operations (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Equity income in Laurel Mountain	$—	$—	$—	$462
Equity income in WTLPG	1,422	1,785	4,235	2,472

Equity income in joint ventures	$1,422	$1,785	$4,235	$2,934

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment at the dates indicated (in thousands):

	September 30, 2012	December 31, 2011	Estimated Useful Lives in Years
Natural gas and oil properties:
Proved properties:
Leasehold interests	$159,999	$61,587
Pre-development costs	1,796	2,540
Wells and related equipment	1,060,481	828,780

Total proved properties	1,222,276	892,907
Unproved properties	231,040	43,253
Support equipment	11,800	9,413

Total natural gas and oil properties	1,465,116	945,573
Pipelines, processing and compression facilities	1,918,213	1,646,320	2 – 40
Rights of way	176,201	161,275	20 – 40
Land, buildings and improvements	23,955	23,416	3 – 40
Other	25,800	22,734	3 – 10

	3,609,285	2,799,318
Less – accumulated depreciation, depletion and amortization	(784,084)	(706,035)

	$2,825,201	$2,093,283

In March 2012, ARP recognized a $7.0 million loss on asset disposal pertaining to its decision to terminate a farm out agreement with a third party for well drilling in the South Knox area of the New Albany Shale that was originally entered into in 2010. The farm out agreement contained certain well drilling targets for ARP to maintain ownership of the South Knox processing plant, which ARP’s management decided in 2012 to not achieve due to the current natural gas price environment. As a result, ARP forfeited its interest in the processing plant and related properties and recorded a loss related to the net book values of those assets during the nine months ended September 30, 2012.

During the year ended December 31, 2011, ARP recognized $7.0 million of asset impairment related to its gas and oil properties within property, plant and equipment, net on the Partnership’s consolidated balance sheet for ARP’s shallow natural gas wells in the Niobrara Shale. This impairment related to the carrying amount of gas and oil properties being in excess of ARP’s estimate of their fair value at December 31, 2011. The estimate of fair value of these gas and oil properties was impacted by, among other factors, the deterioration of natural gas prices at the date of measurement.

NOTE 7 – OTHER ASSETS

The following is a summary of other assets at the dates indicated (in thousands):

	September 30,	December 31,
	2012	2011
Deferred financing costs, net of accumulated amortization of $23,894 and $19,331 at September 30, 2012 and December 31, 2011, respectively	$34,382	$23,426
Investment in Lightfoot	20,096	19,514
Security deposits	2,338	4,584
Other	2,928	673

	$59,744	$48,197

Deferred finance costs are recorded at cost and amortized over the term of the respective debt agreements (see Note 9). Amortization expense of deferred finance costs was $1.6 million and $1.2 million for the three months ended September 30, 2012 and 2011, respectively, and $4.6 million and $3.7 million for the nine months ended September 30, 2012 and 2011, respectively, which is recorded within interest expense on the Partnership’s consolidated combined statements of operations. In April 2011, APL recognized $5.2 million of accelerated amortization of deferred financing costs associated with the retirement of its 8.125% Senior Notes and partial redemption of its 8.75% Senior Notes, which is recorded within loss on early extinguishment of debt on the Partnership’s consolidated combined statements of operations. In March 2011, the Partnership recognized an additional $4.9 million of accelerated amortization of its deferred financing costs associated with the retirement of its $70.0 million credit facility, which is recorded within interest expense on the Partnership’s consolidated combined statements of operations.

At September 30, 2012, the Partnership owns an approximate 12% interest in Lightfoot LP and an approximate 16% interest in Lightfoot GP, the general partner of Lightfoot LP, an entity for which Jonathan Cohen, Chairman of the General Partner’s board of directors, is the Chairman of the Board. Lightfoot LP focuses its investments primarily on incubating new master limited partnerships and providing capital to existing MLPs in need of additional equity or structured debt. The Partnership accounts for its investment in Lightfoot under the equity method of accounting. During the three and nine months ended September 30, 2012, the Partnership recorded equity income of $0.8 million and $1.3 million, respectively. The equity income was recorded within other, net on the Partnership’s consolidated combined statements of operations. During the three and nine months ended September 30, 2012, the Partnership received net cash distributions of $0.5 million and $0.9 million, respectively. During the nine months ended September 30, 2011, the Partnership recognized a gain associated with its equity ownership interest in Lightfoot of $15.0 million pertaining to its share of Lightfoot LP’s gain recognized on the sale of International Resource Partners LP (“IRP”), its metallurgical and steam coal business, in March

2011. This gain was recorded within other, net on the Partnership’s consolidated combined statements of operations. Additionally, the Partnership received a net cash distribution of $14.2 million, representing its share of the cash distribution made to investors by Lightfoot LP with proceeds from the IRP sale.

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

A reconciliation of ARP’s liability for well plugging and abandonment costs for the periods indicated is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Asset retirement obligations, beginning of period	$51,046	$43,932	$45,779	$42,673
Liabilities incurred	2,424	276	6,516	369
Liabilities settled	(198)	(18)	(448)	(150)
Accretion expense	768	650	2,193	1,948

Asset retirement obligations, end of period	$54,040	$44,840	$54,040	$44,840

The above accretion expense was included in depreciation, depletion and amortization in the Partnership’s consolidated combined statements of operations and the asset retirement obligation liabilities were included within asset retirement obligations and other in the Partnership’s consolidated balance sheets. During the three and nine months ended September 30, 2012, ARP incurred $2.0 million and $5.9 million, respectively, of future plugging and abandonment costs related to the acquisitions it consummated during the period (see Note 4).

NOTE 9 – DEBT

Total debt consists of the following at the dates indicated (in thousands):

	September 30,	December 31,
	2012	2011
ARP revolving credit facility	$222,000	$—
APL revolving credit facility	80,000	142,000
APL 8.75 % Senior Notes – due 2018	370,384	370,983
APL 6.625 % Senior Notes – due 2020	325,000	—
APL capital leases	11,229	11,157

Total debt	1,008,613	524,140
Less current maturities	(11,103)	(2,085)

Total long-term debt	$997,510	$522,055

Partnership’s Credit Facility

In May 2012, the Partnership entered into a new credit facility with a syndicate of banks that matures in May 2016. The credit facility has maximum lender commitments of $50.0 million, and up to $5.0 million of the credit facility may be in the form of standby letters of credit. At September 30, 2012, no amounts were outstanding under the credit facility. The Partnership’s obligations under the credit facility are secured by substantially all of its assets, including its ownership interests in APL and ARP. Additionally, the Partnership’s obligations under the credit facility may be guaranteed by future subsidiaries. At the Partnership’s election, interest on borrowings under the credit facility is determined by reference to either LIBOR plus an applicable margin of between 3.50% and 4.50% per annum or the base rate plus an applicable margin of between 2.50% and 3.50% per annum. The applicable margin will fluctuate based on the utilization of the facility. The Partnership is required to pay a fee between 0.5% and 0.625% per annum on the unused portion of the borrowing base, which is included within interest expense on the Partnership’s consolidated combined statement of operations.

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

The credit agreement also contains covenants that require the Partnership to maintain a ratio of Total Funded Debt (as defined in the credit agreement) to EBITDA (as defined in the credit agreement) not greater than 3.25 to 1.0 as of the last day of any fiscal quarter and a ratio of EBITDA to Consolidated Interest Expense (as defined in the credit agreement) not less than 2.75 to 1.0 as of the last day of any fiscal quarter. Based on the definitions contained in the Partnership’s credit facility, its ratio of Total Funded Debt to EBITDA was 0.0 to 1.0 and its ratio of EBITDA to Consolidated Interest Expense was 220.2 to 1.0 at September 30, 2012.

At September 30, 2012, the Partnership has not guaranteed any of ARP’s or APL’s debt obligations.

ARP’s Credit Facility

At September 30, 2012, ARP had a senior secured credit facility with a syndicate of banks with a borrowing base of $310.0 million with $222.0 million outstanding. Concurrent with the closing of the Titan acquisition on July 25, 2012, ARP expanded the borrowing base on its revolving credit line from $250.0 million to $310.0 million. The credit facility matures in March 2016 and the borrowing base will be redetermined semi-annually in May and November. Up to $20.0 million of the credit facility may be in the form of standby letters of credit which would reduce ARP’s borrowing capacity, of which $0.6 million was outstanding at September 30, 2012, and was not reflected as borrowings on the Partnership’s consolidated balance sheet. ARP’s obligations under the facility are secured by mortgages on its oil and gas properties and first priority security interests in substantially all of its assets. Additionally, obligations under the facility are guaranteed by substantially all of ARP’s subsidiaries. Borrowings under the credit facility bear interest, at ARP’s election, at either LIBOR plus an applicable margin between 2.00% and 3.00% or the base rate (which is the higher of the bank’s prime rate, the Federal funds rate plus 0.5% or one-month LIBOR plus 1.00%) plus an applicable margin between 1.00% and 2.00%. ARP is also required to pay a fee of 0.5% per annum on the unused portion of the borrowing base, which is included within interest expense on the Partnership’s consolidated combined statements of operations. At September 30, 2012, the weighted average interest rate was 2.7%.

The credit agreement contains customary covenants that limit ARP’s ability to incur additional indebtedness, grant liens, make loans or investments, make distributions if a borrowing base deficiency or default exists or would result from the distribution, merger or consolidation with other persons, or engage in certain asset dispositions including a sale of all or substantially all of its assets. ARP was in compliance with these covenants as of September 30, 2012. The credit agreement also requires ARP to maintain a ratio of Total Funded Debt (as defined in the credit agreement) to four quarters (actual or annualized, as applicable) of EBITDA (as defined in the credit agreement) not greater than 3.75 to 1.0 as of the last day of any fiscal quarter, a ratio of current assets (as defined in the credit agreement) to current liabilities (as defined in the credit agreement) of not less than 1.0 to 1.0 as of the last day of any fiscal quarter, and a ratio of four quarters (actual or annualized, as applicable) of EBITDA to Consolidated Interest Expense (as defined in the credit agreement) of not less than 2.5 to 1.0 as of the last day of any fiscal quarter. Based on the definitions contained in ARP’s credit facility, its ratio of current assets to current liabilities was 1.1 to 1.0, its ratio of Total Funded Debt to EBITDA was 2.2 to 1.0 and its ratio of EBITDA to Consolidated Interest Expense was 35.1 to 1.0 at September 30, 2012.

APL Credit Facility

At September 30, 2012, APL had a $600.0 million senior secured revolving credit facility with a syndicate of banks, which matures in May 2017, of which $80.0 million was outstanding. Borrowings under APL’s credit facility bear interest, at APL’s option, at either (i) the higher of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) three-month LIBOR plus 1.00%, or (ii) the LIBOR rate for the applicable period (each plus the applicable margin). The weighted average interest rate on APL’s outstanding revolving credit facility borrowings at September 30, 2012 was 2.5%. Up to $50.0 million of the credit facility may be utilized for letters of credit, of which $0.1 million was outstanding at September 30, 2012. These outstanding letter of credit amounts were not reflected as borrowings on the Partnership’s consolidated balance sheet at September 30, 2012. At September 30, 2012, APL had $519.9 million of remaining committed capacity under its credit facility, subject to covenant limitations. The Partnership has not guaranteed any of the obligations under APL’s senior secured revolving credit facility.

On May 31, 2012, APL entered into an amendment to its revolving credit facility agreement, which among other changes:

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

The events which constitute an event of default for the revolving credit facility are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreement, adverse judgments against APL in excess of a specified amount and a change of control of APL’s general partner. APL was in compliance with these covenants as of September 30, 2012.

APL Senior Notes

At September 30, 2012, APL had $370.4 million principal amount outstanding of 8.75% senior unsecured notes, including a net $4.6 million unamortized premium, due on June 15, 2018 (“APL 8.75% Senior Notes”), and $325.0 million principal outstanding of 6.625% senior unsecured notes due on October 1, 2020 (“APL 6.625% Senior Notes”; collectively “APL Senior Notes”). Interest on the APL 8.75% Senior Notes is payable semi-annually in arrears on June 15 and December 15. The APL 8.75% Senior Notes are redeemable at any time after June 15, 2013, at certain redemption prices, together with accrued and unpaid interest to the date of redemption.

On September 28, 2012, APL issued $325.0 million of the APL 6.625% Senior Notes in a private placement transaction. The APL 6.625% Senior Notes were issued at par. APL received net proceeds of $319.1 million after underwriting commissions and other transaction costs and utilized the proceeds to reduce the outstanding balance on its revolving credit facility. Interest on the APL 6.625% Senior Notes is payable semi-annually in arrears on April 1 and October 1. The APL 6.625% Senior Notes are redeemable any time after October 1, 2016, at certain redemption prices, together with accrued and unpaid interest at the date of redemption.

In connection with the issuance of the APL 6.625% Senior Notes, APL entered into a registration rights agreement, whereby it agreed to (a) file an exchange offer registration statement with the SEC for the APL 6.625% Senior Notes to exchange the privately issued notes for registered notes and (b) cause the exchange offer to be consummated by September 23, 2013. If APL does not meet the aforementioned deadline, the APL 6.625% Senior Notes will be subject to additional interest, up to 1.0% per annum, until such time that APL had caused the exchange offer to be consummated.

The APL Senior Notes are subject to repurchase by APL at a price equal to 101% of their principal amount, plus accrued and unpaid interest, upon a change of control or upon certain asset sales if APL does not reinvest the net proceeds within 360 days. The APL Senior Notes are junior in right of payment to APL’s secured debt, including APL’s obligations under its revolving credit facility.

In November 2011, APL issued $150.0 million of the APL 8.75% Senior Notes, priced at a premium of $155.3 million, in a private placement transaction under Rule 144A and Regulation S under the Securities Act for net proceeds of $152.4 million after underwriting commissions and other transaction costs. APL utilized the proceeds to reduce the outstanding balance on its revolving credit facility.

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

Indentures governing the APL Senior Notes in the aggregate contain covenants, including limitations of APL’s ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of its assets. APL was in compliance with these covenants as of September 30, 2012.

APL Capital Leases

On July 15, 2011, APL amended an operating lease for eight natural gas compressors to require a mandatory purchase of the equipment at the end of the lease term, thereby converting the agreement to a capital lease upon the effective date of the amendment. As a result, APL recorded an asset of $11.4 million within property, plant and equipment and recorded an offsetting liability within long term debt on the Partnership’s consolidated balance sheets. This amount was based on the minimum payments required under the lease and APL’s incremental borrowing rate. During the nine months ended September 30, 2012, APL recorded $1.9 million related to new capital lease agreements within property, plant and equipment and recorded an offsetting liability within long term debt on the Partnership’s consolidated balance sheets. This amount was based upon the minimum payments required under the leases and APL’s incremental borrowing rate. The following is a summary of the leased property under capital leases, which are included within property, plant and equipment (see Note 6) (in thousands):

	September 30,	December 31,
	2012	2011
Pipelines, processing and compression facilities	$14,512	$12,507
Less – accumulated depreciation	(881)	(199)

	$13,631	$12,308

Depreciation expense for leased properties was $0.2 million and $0.1 million for the three months ended September 30, 2012 and 2011, respectively, and $0.5 million and $0.1 million for the nine months ended September 30, 2012 and 2011, respectively. Depreciation expense for leased properties is included within depreciation and amortization expense on the Partnership’s consolidated combined statements of operations.

As of September 30, 2012, future minimum lease payments related to the capital leases are as follows (in thousands):

Capital Lease Minimum Payments
2012	$833
2013	10,879
2014	64
2015	—
2016	—
Thereafter	—

Total minimum lease payments	11,776
Less amounts representing interest	(547)

Present value of minimum lease payments	11,229
Less current portion of capital lease obligations	(11,103)

Long-term capital lease obligations	$126

Cash payments for interest for the Partnership and its subsidiaries were $23.8 million and $21.0 million for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 10 – DERIVATIVE INSTRUMENTS

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

Derivatives are recorded on the Partnership’s consolidated balance sheets as assets or liabilities at fair value. The Partnership reflected net derivative assets on its consolidated balance sheets of $50.7 million and $46.4 million at September 30, 2012 and December 31, 2011, respectively. Of the $4.5 million of net gain in accumulated other comprehensive income within partners’ capital on the Partnership’s consolidated balance sheet related to derivatives at September 30, 2012, if the fair values of the instruments remain at current market values, the Partnership will reclassify $3.0 million of gains to its consolidated combined statement of operations over the next twelve month period as these contracts expire, consisting of $3.1 million of gains to gas and oil production revenues and $0.1 million of losses to gathering and processing revenues. Aggregate gains of $1.5 million to gas and oil production revenues will be reclassified to the Partnership’s consolidated combined statements of operations in later periods as these remaining contracts expire. Actual amounts that will be reclassified will vary as a result of future price changes.

Atlas Resource Partners

ARP enters into derivative contracts with various financial institutions, utilizing master contracts based upon the standards set by the International Swaps and Derivatives Association, Inc. These contracts allow for rights of offset at the time of settlement of the derivatives. Due to the right of offset, derivatives are recorded on the Partnership’s consolidated balance sheets as assets or liabilities at fair value on the basis of the net exposure to each counterparty. Potential credit risk adjustments are also analyzed based upon the net exposure to each counterparty. Premiums paid for purchased options are recorded on the Partnership’s consolidated balance sheets as the initial value of the options. The following table summarizes the gross fair values of ARP’s derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on the Partnership’s consolidated balance sheets for the periods indicated (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount of Assets Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets

As of September 30, 2012
Current portion of derivative assets	$11,078	$(4,560)	$6,518
Long-term portion of derivative assets	12,256	(7,112)	5,144
Current portion of derivative liabilities	8	(8)	—
Long-term portion of derivative liabilities	2,764	(2,764)	—

Total derivative assets	$26,106	$(14,444)	$11,662

As of December 31, 2011
Current portion of derivative assets	$14,146	$(345)	$13,801
Long-term portion of derivative assets	21,485	(5,357)	16,128

Total derivative assets	$35,631	$(5,702)	$29,929

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount of Liabilities Presented in the Consolidated Balance Sheets
Offsetting Derivative Liabilities

As of September 30, 2012
Current portion of derivative assets	$(4,560)	$4,560	$—
Long-term portion of derivative assets	(7,112)	7,112	—
Current portion of derivative liabilities	(288)	8	(280)
Long-term portion of derivative liabilities	(6,815)	2,764	(4,051)

Total derivative liabilities	$(18,775)	$14,444	$(4,331)

As of December 31, 2011
Current portion of derivative liabilities	$(345)	$345	$—
Long-term portion of derivative liabilities	(5,357)	5,357	—

Total derivative liabilities	$(5,702)	$5,702	$—

The following table summarizes ARP’s gain or loss recognized in the Partnership’s consolidated combined statements of operations for effective derivative instruments for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gain (loss) recognized in accumulated OCI	$(19,487)	$10,884	$(5,832)	$17,733
Gain reclassified from accumulated OCI into income	$(6,114)	$(279)	$(15,453)	$(9,588)

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

In March 2012, ARP entered into contracts which provided the option to enter into swap contracts (“swaptions”) up through May 31, 2012 for production volumes related to wells acquired from Carrizo (see Note 4). In connection with the swaption contracts, ARP paid premiums of $4.6 million, which represented the fair value of contracts on the date of the transaction and was initially recorded as a derivative asset on the Partnership’s consolidated balance sheet and was fully amortized as of June 30, 2012. For the nine months ended September 30, 2012, ARP recorded approximately $4.6 million of amortization expense in other, net on the Partnership’s consolidated combined statements of operations related to the swaption contracts.

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

ARP recognized gains of $6.1 million and $0.3 million for the three months ended September 30, 2012 and 2011, respectively, and $15.5 million and $9.6 million for the nine months ended September 30, 2012 and 2011, respectively, on settled contracts covering commodity production. These gains were included within gas and oil production revenue in the Partnership’s consolidated combined statements of operations. As the underlying prices and terms in ARP’s derivative contracts were consistent with the indices used to sell its natural gas and oil, there were no gains or losses recognized during the three and nine months ended September 30, 2012 and 2011 for hedge ineffectiveness or as a result of the discontinuance of any cash flow hedges.

At September 30, 2012, ARP had the following commodity derivatives:

Natural Gas Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset/(Liability)
	(mmbtu)(1)	(per mmbtu)(1)	(in thousands)(2)
2012	5,591,000	$3.378	$328
2013	21,529,700	$3.853	114
2014	16,233,000	$4.215	562
2015	11,994,500	$4.259	(1,346)
2016	9,866,300	$4.334	(2,056)
2017	3,600,000	$4.579	(549)

			$(2,947)

Natural Gas Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap	Fair Value Asset/(Liability)
		(mmbtu)(1)	(per mmbtu)(1)	(in thousands)(2)
2012	Puts purchased	1,080,000	$4.074	$880
2012	Calls sold	1,080,000	$5.279	(2)
2013	Puts purchased	5,520,000	$4.395	4,297
2013	Calls sold	5,520,000	$5.443	(446)
2014	Puts purchased	3,840,000	$4.221	2,230
2014	Calls sold	3,840,000	$5.120	(1,065)
2015	Puts purchased	3,480,000	$4.234	2,049
2015	Calls sold	3,480,000	$5.129	(1,469)

				$6,474

Natural Gas Put Options

Production Period Ending December 31,	Option Type	Volumes	Average Fixed Price	Fair Value Asset
		(mmbtu)(1)	(per mmbtu)(1)	(in thousands)(2)
2012	Puts purchased	1,470,000	$2.802	$16
2013	Puts purchased	3,180,000	$3.450	633
2014	Puts purchased	1,800,000	$3.800	621
2015	Puts purchased	1,440,000	$4.000	634
2016	Puts purchased	1,440,000	$4.150	776

				$2,680

Crude Oil Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(Bbl)(1)	(per Bbl)(1)	(in thousands)(3)
2012	6,750	$103.804	$96
2013	18,600	$100.669	129
2014	36,000	$97.693	221
2015	45,000	$89.504	23

			$469

Crude Oil Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap	Fair Value Asset/(Liability)
		(Bbl)(1)	(per Bbl)(1)	(in thousands)(3)
2012	Puts purchased	15,000	$90.000	$50
2012	Calls sold	15,000	$117.912	(11)
2013	Puts purchased	60,000	$90.000	495
2013	Calls sold	60,000	$116.396	(167)
2014	Puts purchased	41,160	$84.169	388
2014	Calls sold	41,160	$113.308	(221)
2015	Puts purchased	29,250	$83.846	315
2015	Calls sold	29,250	$110.654	(194)

				$655

Total ARP net asset				$7,331

(1)	“Mmbtu” represents million British Thermal Units; “Bbl” represents barrels.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.
(3)	Fair value based on forward WTI crude oil prices, as applicable.

Prior to its merger with Chevron on February 17, 2011, AEI monetized its derivative instruments, including those related to the future natural gas and oil production of the Transferred Business (see Note 3). AEI also monetized derivative instruments which were specifically related to the future natural gas and oil production of the limited partners of the Drilling

Partnerships. At September 30, 2012, remaining hedge monetization cash proceeds of $15.3 million related to the amounts hedged on behalf of the Drilling Partnerships’ limited partners were included within cash and cash equivalents on the Partnership’s consolidated balance sheet, and ARP will allocate the monetization net proceeds to the Drilling Partnerships’ limited partners based on their natural gas and oil production generated over the period of the original derivative contracts. The Partnership reflected the remaining hedge monetization proceeds within current and long-term portion of derivative payable to Drilling Partnerships on its consolidated balance sheets as of September 30, 2012 and December 31, 2011.

In June 2012, ARP entered into natural gas put option contracts which related to future natural gas production of the Drilling Partnerships. Therefore, a portion of any unrealized derivative gain or loss is allocable to the limited partners of the Drilling Partnerships based on their share of estimated gas production related to the derivatives not yet settled. At September 30, 2012, net unrealized derivative assets of $2.5 million were payable to the limited partners in the Drilling Partnerships related to these natural gas put option contracts.

The derivatives payable to the Drilling Partnerships related to both the hedge monetization proceeds and future natural gas production of the Drilling Partnerships at September 30, 2012 and December 31, 2011 were included in the Partnership’s consolidated balance sheets as follows (in thousands):

	September 30,	December 31,
	2012	2011
Current portion of derivative payable to Drilling Partnerships:
Hedge monetization proceeds	$(13,032)	$(20,900)
Hedge contracts covering future natural gas production	(331)	—

Long-term portion of derivative payable to Drilling Partnerships:
Hedge monetization proceeds	(2,325)	(15,272)
Hedge contracts covering future natural gas production	(2,158)	—

	$(17,846)	$(36,172)

At September 30, 2012, ARP had a secured hedge facility agreement with a syndicate of banks under which certain Drilling Partnerships will have the ability to enter into derivative contracts to manage their exposure to commodity price movements. Under its senior secured credit facility (see Note 9), ARP is required to utilize this secured hedge facility for future commodity risk management activity for its equity production volumes within the participating Drilling Partnerships. Each participating Drilling Partnership’s obligations under the facility are secured by mortgages on its oil and gas properties and first priority security interests in substantially all of its assets and by a guarantee of the general partner of the Drilling Partnerships. ARP, as general partner of the Drilling Partnerships, will administer the commodity price risk management activity for the Drilling Partnerships under the secured hedge facility. The secured hedge facility agreement contains covenants that limit each of the participating Drilling Partnerships’ ability to incur indebtedness, grant liens, make loans or investments, make distributions if a default under the secured hedge facility agreement exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions including a sale of all or substantially all of its assets.

Atlas Pipeline Partners

For the three and nine months ended September 30, 2012 and 2011, APL did not apply hedge accounting for derivatives. As such, changes in fair value of derivatives are recognized immediately within gain (loss) on mark-to-market derivatives on the Partnership’s consolidated combined statements of operations. The change in fair value of commodity-based derivative instruments entered into prior to the discontinuation of hedge accounting will be reclassified from within accumulated other comprehensive income on the Partnership’s consolidated balance sheets to gathering and processing revenue on the Partnership’s consolidated combined statements of operations at the time the originally hedged physical transactions settle.

The following table summarizes APL’s gross fair values of its derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on the Partnership’s consolidated balance sheets for the periods indicated (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets
Offsetting of Derivative Assets

As of September 30, 2012
Current portion of derivative assets	$27,830	$(1,610)	$26,220
Long-term portion of derivative assets	19,030	(1,835)	17,195

Total derivative assets	$46,860	$(3,445)	$43,415

As of December 31, 2011
Current portion of derivative assets	$11,603	$(9,958)	$1,645
Long-term portion of derivative assets	17,011	(2,197)	14,814

Total derivative assets	$28,614	$(12,155)	$16,459

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets
Offsetting of Derivative Liabilities

As of September 30, 2012
Current portion of derivative liabilities	$(1,610)	$1,610	$—
Long-term portion of derivative liabilities	(1,835)	1,835	—

Total derivative liabilities	$(3,445)	$3,445	$—

As of December 31, 2011
Current portion of derivative liabilities	$(9,958)	$9,958	$—
Long-term portion of derivative liabilities	(2,197)	2,197	—

Total derivative liabilities	$(12,155)	$12,155	$—

As of September 30, 2012, APL had the following commodity derivatives:

Fixed Price Swaps

Production Period	Purchased/ Sold	Commodity	Volumes(2)	Average Fixed Price	Fair Value(1) Asset/(Liability) (in thousands)

Natural Gas

2012	Sold	Natural Gas	1,140,000	$3.275	$(51)
2013	Sold	Natural Gas	1,200,000	$3.476	(388)
2014	Sold	Natural Gas	5,400,000	$3.903	(1,498)

Natural Gas Liquids

2012	Sold	Natural Gas Liquids	8,316,000	$1.575	2,971
2013	Sold	Natural Gas Liquids	52,416,000	$1.269	15,554
2014	Sold	Natural Gas Liquids	21,420,000	$1.251	2,059

Crude Oil

2012	Sold	Crude Oil	75,000	$95.583	225
2013	Sold	Crude Oil	345,000	$97.170	1,181
2014	Sold	Crude Oil	180,000	$92.265	130

Total Fixed Price Swaps					$20,183

Options

Production Period	Purchased/ Sold	Type	Commodity	Volumes(2)	Average Strike Price	Fair Value(1) Asset/ (Liability) (in thousands)

Natural Gas Liquids
2012	Purchased	Put	Natural Gas Liquids	15,498,000	$1.568	4,159
2013	Purchased	Put	Natural Gas Liquids	38,556,000	$1.943	10,635

Crude Oil
2012	Sold(3)	Call	Crude Oil	124,500	$94.694	(449)
2012	Purchased(3)	Call	Crude Oil	45,000	$125.200	4
2012	Purchased	Put	Crude Oil	39,000	$105.801	540
2013	Purchased	Put	Crude Oil	282,000	$100.100	3,624
2014	Purchased	Put	Crude Oil	331,500	$95.741	4,719

Total Options						$23,232

Total APL net asset						$43,415

(1)	See Note 11 for discussion on fair value methodology.
(2)	Volumes for natural gas are stated in MMBTU’s. Volumes for NGLs are stated in gallons. Volumes for crude oil are stated in barrels.
(3)

Calls purchased for 2012 represent offsetting positions for calls sold as part of costless collars. These offsetting positions were entered into to limit the potential loss which could be incurred if crude oil prices continued to rise.

The following tables summarize the gross effect of APL’s derivative instruments on the Partnership’s consolidated combined statement of operations for the period indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Derivatives previously designated as cash flow hedges
Loss reclassified from accumulated other comprehensive loss into gathering and processing revenues	$(1,079)	$(1,714)	$(3,333)	$(5,118)

Derivatives not designated as hedges
Gain (loss) recognized in gain (loss) on mark-to-market derivatives
Commodity contract – realized(1)	4,157	(2,603)	7,079	(11,396)
Commodity contract – unrealized gain (loss)(2)	(23,064)	26,363	29,826	20,348

Gain (loss) on mark-to-market derivatives	$(18,907)	$23,760	$36,905	$8,952

(1)	Realized loss represents the loss incurred when the derivative contract expires and/or is cash settled.
(2)	Unrealized loss represents the mark-to-market loss recognized on open derivative contracts, which have not yet been settled.

The fair value of the derivatives included in the Partnership’s consolidated balance sheets was as follows (in thousands):

	September 30,	December 31,
	2012	2011
Current portion of derivative asset	$32,738	$15,447
Long-term derivative asset	22,339	30,941
Current portion of derivative liability	(280)	—
Long-term derivative liability	(4,051)	—

Total Partnership net asset	$50,746	$46,388

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

Information for ARP’s and APL’s assets and liabilities measured at fair value at September 30, 2012 and December 31, 2011 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of September 30, 2012
Derivative assets, gross
ARP Commodity swaps	$—	$12,722	$—	$12,722
ARP Commodity puts	—	2,679	—	2,679
ARP Commodity options	—	10,705	—	10,705
APL Commodity swaps	—	2,521	20,658	23,179
APL Commodity options	—	8,887	14,794	23,681

Total derivative assets, gross	—	37,514	35,452	72,966

Derivative liabilities, gross
ARP Commodity swaps	—	(15,201)	—	(15,201)
ARP Commodity puts	—	—	—	—
ARP Commodity options	—	(3,574)	—	(3,574)
APL Commodity swaps	—	(2,922)	(74)	(2,996)
APL Commodity options	—	(449)	—	(449)

Total derivative liabilities, gross	—	(22,146)	(74)	(22,220)

Total derivatives, fair value, net	$—	$15,368	$35,378	$50,746

As of December 31, 2011
Derivative assets, gross
ARP Commodity swaps	$—	$20,908	$—	$20,908
ARP Commodity puts	—	—	—	—
ARP Commodity options	—	14,723	—	14,723
APL Commodity swaps	—	1,270	1,836	3,106
APL Commodity options	—	7,229	18,279	25,508

Total derivative assets, gross	—	44,130	20,115	64,245

Derivative liabilities, gross
ARP Commodity swaps	—	—	—	—
ARP Commodity puts	—	—	—	—
ARP Commodity options	—	(5,702)	—	(5,702)
APL Commodity swaps	—	(2,766)	(3,569)	(6,335)
APL Commodity options	—	(5,820)	—	(5,820)

Total derivative liabilities, gross	—	(14,288)	(3,569)	(17,857)

Total derivatives, fair value, net	$—	$29,842	$16,546	$46,388

APL’s Level 3 fair value amounts relates to its derivative contracts on NGL fixed price swaps and NGL options. The following table provides a summary of changes in fair value of APL’s Level 3 derivative instruments for the nine months ended September 30, 2012 (in thousands):

	NGL Fixed Price Swaps		NGL Put Options		Total
	Volume(1)	Amount	Volume(1)	Amount	Amount
Balance – January 1, 2012	49,644	$(1,733)	92,610	$18,279	$16,546
New contracts(2)	71,064	—	—	—	—
Cash settlements from unrealized gain (loss)(3)(4)	(38,556)	(5,324)	(38,556)	(190)	(5,514)
Net change in unrealized gain (loss)(3)	—	27,641	—	5,553	33,194
Option premium recognition(4)	—	—	—	(8,848)	(8,848)

Balance – September 30, 2012	82,152	$20,584	54,054	$14,794	$35,378

(1)	Volumes are stated in thousand gallons.
(2)	Swaps are entered into with no value on the date of trade. Options include premiums paid, which are included in the value of the derivatives on the date of trade.
(3)	Included within gain (loss) on mark-to-market derivatives on the Partnership’s consolidated combined statements of operations.
(4)	Includes option premium cost reclassified from unrealized gain (loss) to realized gain (loss) at time of option expiration.

The following table provides a summary of the unobservable inputs used in the fair value measurement of APL’s NGL fixed price swaps at September 30, 2012 and December 31, 2011 (in thousands):

	Gallons	Third Party Quotes(1)	Adjustments(2)	Total Amount
As of September 30, 2012
Propane swaps	69,678	$18,828	$(612)	$18,216
Isobutane swaps	1,890	(223)	313	90
Normal butane swaps	3,780	415	189	604
Natural gasoline swaps	6,804	2,827	(1,153)	1,674

Total NGL swaps – September 30, 2012	82,152	$21,847	$(1,263)	$20,584

As of December 31, 2011
Ethane swaps	6,678	$31	$—	$31
Propane swaps	29,358	(1,322)	—	(1,322)
Isobutane swaps	2,646	(1,590)	570	(1,020)
Normal butane swaps	6,804	(1,074)	343	(731)
Natural gasoline swaps	4,158	1,824	(515)	1,309

Total NGL swaps – December 31, 2011	49,644	$(2,131)	$398	$(1,733)

(1)	Based upon the difference between the quoted market price provided by the third party and the fixed price of the swap.
(2)	Based upon the price adjustment to the price provided by the third party to adjust for product and location differentials. The adjustment is calculated through a regression model comparing settlement prices of the different products and locations over a three year historical period.

The following table provides a summary of the regression coefficient utilized in the calculation of the unobservable inputs for the Level 3 fair value measurements for APL’s NGL swaps for the periods indicated (in thousands):

		Adjustment based upon Regression Coefficient
	Level 3 Fair Value Adjustments	Lower 95%	Upper 95%	Average Coefficient

As of September 30, 2012
Propane swaps	$(612)	0.9086	0.9194	0.9140
Isobutane swaps	313	1.1253	1.1344	1.1299
Normal butane swaps	189	1.0365	1.0412	1.0388
Natural gasoline swaps	(1,153)	0.8990	0.9138	0.9064

Total NGL swaps – September 30, 2012	$(1,263)

As of December 31, 2011
Isobutane swaps	$570	1.1239	1.1333	1.1286
Normal butane swaps	343	1.0311	1.0355	1.0333
Natural gasoline swaps	(515)	0.9351	0.9426	0.9389

Total NGL swaps – December 31, 2011	$398

APL had $6.7 million and $11.5 million of NGL linefill at September 30, 2012 and December 31, 2011, respectively, which was included within prepaid expenses and other on the Partnership’s consolidated balance sheets. The NGL linefill represents amounts receivable for NGLs delivered to counterparties for which the counterparty will pay at a designated later period at a price determined by the then market price. APL’s NGL linefill is defined as a Level 3 asset and is valued using the same forward price curve utilized to value APL’s NGL fixed price swaps. The product/location adjustment based upon the multiple regression analysis, which was included in the value of the linefill, was a reduction of $0.5 million and $0.8 million as of September 30, 2012 and December 31, 2011, respectively.

The following table provides a summary of changes in fair value of APL’s NGL linefill for the nine months ended September 30, 2012 (in thousands):

	NGL Linefill
	Gallons	Amount

Balance – December 31, 2011	10,408	$11,529
Cash settlements(1)	(2,520)	(2,698)
Net change in NGL linefill valuation(1)	—	(2,120)

Balance – September 30, 2012	7,888	$6,711

(1)	Included within gathering and processing revenues on the Partnership’s consolidated combined statements of operations.

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

The Partnership and its subsidiaries’ other current assets and liabilities on its consolidated balance sheets are considered to be financial instruments. The estimated fair values of these instruments approximate their carrying amounts due to their short-term nature and thus are categorized as Level 1. The estimated fair values of the Partnership and its subsidiaries’ debt at September 30, 2012 and December 31, 2011, which consist principally of APL’s Senior Notes and borrowings under ARP’s and APL’s revolving credit facilities, were $1,042.3 million and $537.3 million, respectively, compared with the carrying amounts of $1,008.6 million and $524.1 million, respectively. The carrying value of outstanding borrowings under the respective credit facilities, which bear interest at a variable interest rate, approximates their estimated fair value and thus are categorized as Level 1. The fair value of the APL Senior Notes is provided by financial institutions based on its recent trading activity and is therefore categorized as Level 3.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

ARP estimates the fair value of its asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors at the date of establishment of an asset retirement obligation such as: amounts and timing of settlements, the credit-adjusted risk-free rate of ARP and estimated inflation rates (see Note 8). Information for assets and liabilities that were measured at fair value on a nonrecurring basis for the three and nine months ended September 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended September 30,
	2012		2011
	Level 3	Total	Level 3	Total
Asset retirement obligations	$2,424	$2,424	$276	$276

Total	$2,424	$2,424	$276	$276

	Nine Months Ended September 30,
	2012		2011
	Level 3	Total	Level 3	Total
Asset retirement obligations	$6,516	$6,516	$369	$369

Total	$6,516	$6,516	$369	$369

ARP and APL estimate the fair value of their long-lived assets in connection with reviewing these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, using estimates, assumptions and judgments regarding such events or circumstances. For the year ended December 31, 2011, ARP recognized a $7.0 million impairment of long-lived assets, which was defined as a Level 3 fair value measurement (see Note 2 – Impairment of Long-Lived Assets). No impairments were recognized for the three and nine months ended September 30, 2012 and 2011 (see Note 6).

During the nine months ended September 30, 2012, ARP completed the acquisitions of certain oil and gas assets from Carrizo and certain proved reserves and associated assets from Titan (see Note 4). The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair values of natural gas and oil properties were measured using a discounted cash flow model, which considered the estimated remaining lives of the wells based on reserve estimates, future operating and development costs of the assets, as well as the respective natural gas, oil and natural gas liquids forward price curves. The fair values of the asset retirement obligations were measured under ARP’s existing methodology for recognizing an estimated liability for the plugging and abandonment of its gas and oil wells (see Note 8). These inputs require significant judgments and estimates by ARP’s management at the time of the valuation and are subject to change.

In February 2012, APL acquired a gas gathering system and related assets for an initial net purchase price of $19.0 million. APL agreed to pay up to an additional $12.0 million, payable in two equal amounts (“Trigger Payments”), if certain volumes are achieved on the acquired gathering system within a specified time period. The fair value of the Trigger Payments recognized upon acquisition resulted in a $6.0 million current liability, which was recorded within accrued liabilities on the Partnership’s consolidated balance sheets and a $6.0 million long-term liability, which was recorded within asset retirement obligations and other on the Partnership’s consolidated balance sheets. The initial recording of the transaction was based upon preliminary valuation assessments and is subject to change. The range of the undiscounted amounts APL could pay related to the Trigger Payments is between $0 and $12.0 million.

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

General Commitments

ARP is the managing general partner of the Drilling Partnerships, and has agreed to indemnify each investor partner from any liability that exceeds such partner’s share of Drilling Partnership assets. Subject to certain conditions, investor partners in certain Drilling Partnerships have the right to present their interests for purchase by ARP, as managing general partner. ARP is not obligated to purchase more than 5% to 10% of the units in any calendar year. Based on its historical experience, the management of ARP believes that any liability incurred would not be material. Also, ARP has agreed to subordinate a portion of its share of net partnership revenues from the Drilling Partnerships to the benefit of the investor partners until they have received specified returns, typically 10% per year determined on a cumulative basis, over a specific period, typically the first five to seven years, in accordance with the terms of the partnership agreements. For the three months ended September 30, 2012 and 2011, $1.8 million and $0.9 million, respectively, of ARP’s revenues, net of corresponding production costs, were subordinated, which reduced its cash distributions received from the Drilling Partnerships. For the nine months ended September 30, 2012 and 2011, $3.6 million of ARP’s revenues, net of corresponding production costs, were subordinated, which reduced its cash distributions received from the Drilling Partnerships.

Immediately following the acquisition of the Transferred Business, the Partnership received from Chevron $118.7 million related to a contractual cash transaction adjustment related to certain liabilities of the Transferred Business at February 17, 2011. Following the closing of the acquisition of the Transferred Business, the Partnership entered into a reconciliation process with Chevron to determine the final cash adjustment amount pursuant to the transaction agreement. Any liability related to the reconciliation process was assumed by ARP on March 5, 2012, as certain amounts included within the contractual cash transaction adjustment remained in dispute between the parties. During the three months ended September 30, 2012, ARP recognized a $7.7 million charge on the Partnership’s consolidated combined statement of operations regarding its reconciliation process with Chevron, which was settled in October 2012. ARP had a $13.5 million liability included within accrued liabilities on the Partnership’s consolidated balance sheet at September 30, 2012 related to the settlement of this matter.

The Partnership and its subsidiaries are party to employment agreements with certain executives that provide compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

APL has certain long-term unconditional purchase obligations and commitments, consisting primarily of transportation contracts. These agreements provide for transportation services to be used in the ordinary course of APL’s operations. Transportation fees paid related to these contracts were $2.6 million for both three months ended September 30, 2012 and 2011, respectively, and $7.6 million and $7.5 million for nine months ended September 30, 2012 and 2011, respectively. The future fixed and determinable portion of APL’s obligations as of September 30, 2012 was as follows: remainder of 2012 - $2.1 million; 2013 - $9.0 million; 2014 - $9.2 million; and 2015-2016 - $3.0 million per year.

As of September 30, 2012, ARP and APL are committed to expend approximately $153.4 million on drilling and completion expenditures, pipeline extensions, compressor station upgrades and processing facility upgrades.

Legal Proceedings

A subsidiary of the Partnership entered into two agreements with the United States Environmental Protection Agency (the “EPA”), effective on September 25, 2012, to settle alleged violations in connection with a fire that occurred at a natural gas well and associated well pad site in Washington County, Pennsylvania in 2010. The EPA alleged non-compliance with the Clean Air Act, including with respect to the storage and handling of the natural gas condensate as well as non-compliance with the Emergency Planning and Community Right-to-Know Act of 1986. The subsidiary agreed to a civil penalty of $84,506 under a consent agreement and agreed to upgrade its facility pursuant to an administrative settlement agreement.

On August 3, 2011, CNX Gas Company LLC filed a lawsuit in the United States District Court for the Eastern District of Tennessee at Knoxville styled CNX Gas Company LLC vs. Miller Energy Resources, Inc., Chevron Appalachia, LLC as successor in interest to Atlas America, LLC, Cresta Capital Strategies, LLC, and Scott Boruff, No. 3:11-cv-00362. On April 16, 2012 Atlas Energy Tennessee, LLC, a subsidiary of the Partnership, was brought in to the lawsuit by way of Amended Complaint. On April 23, 2012, the Court dismissed Chevron Appalachia, LLC as a party on the grounds of lack of subject matter jurisdiction over that entity.

The lawsuit alleges that CNX entered into a Letter of Intent with Miller Energy for the purchase by CNX of certain leasehold interests containing oil and natural gas rights, representing around 30,000 acres in East Tennessee. The lawsuit also alleges that Miller Energy breached the Letter of Intent by refusing to close by the date provided and by allegedly entertaining offers from third parties for the same leasehold interests. Allegations of inducement of breach of contract and related claims are made by CNX against the remaining defendants, on the theory that these parties knew of the terms of the Letter of Intent and induced Miller Energy to breach the Letter of Intent. CNX is seeking $15.5 million in damages. The Partnership asserts that it acted in good faith and believes that the outcome of the litigation will be resolved in its favor.

The Partnership and its subsidiaries are also parties to various routine legal proceedings arising out of the ordinary course of its business. Management of the Partnership and its subsidiaries believe that none of these actions, individually or in the aggregate, will have a material adverse effect on the Partnership’s financial condition or results of operations.

NOTE 14 – ISSUANCES OF UNITS

The Partnership recognizes gains on ARP’s and APL’s equity transactions as credits to partners’ capital on its consolidated balance sheets rather than as income on its consolidated combined statements of operations. These gains represent the Partnership’s portion of the excess net offering price per unit of each of ARP’s and APL’s common units over the book carrying amount per unit.

In February 2011, the Partnership paid $30.0 million in cash and issued approximately 23.4 million newly issued common limited partner units for the Transferred Business acquired from AEI. Based on the Partnership’s common limited partner unit’s February 17, 2011 closing price on the NYSE, the common units issued to AEI were valued approximately at $372.2 million (see Note 3).

Atlas Resource Partners

Titan Acquisition

On July 25, 2012, ARP completed the acquisition of certain proved reserves and associated assets in the Barnett Shale from Titan in exchange for 3.8 million ARP common units and 3.8 million newly-created convertible ARP Class B preferred units (which have a collective value of $193.2 million, based upon the closing price of ARP’s publicly traded common units as of the acquisition closing date), as well as $15.4 million in cash for closing adjustments. The preferred units are voluntarily convertible to common units on a one-for-one basis within three years of the acquisition closing date at a strike price of $26.03 plus all unpaid preferred distributions per unit, and will be mandatorily converted to common units on the third anniversary of the issuance. While outstanding, the preferred units will receive regular quarterly cash distributions equal to the greater of (i) $0.40 and (ii) the quarterly common unit distribution.

ARP entered into a registration rights agreement pursuant to which it agreed to file a registration statement with the SEC by January 25, 2013 to register the resale of the ARP common units issued on the acquisition closing date and those issuable upon conversion of the preferred units. ARP agreed to use its commercially reasonable efforts to have the registration statement declared effective by March 31, 2013, and to cause the registration statement to be continuously effective until the earlier of (i) the date as of which all such common units registered thereunder are sold by the holders and (ii) one year after the date of effectiveness. On September 19, 2012, ARP filed a registration statement with the SEC in satisfaction of the registration requirements of the registration rights agreement and the registration statement was declared effective by the SEC on October 2, 2012. In connection with the issuance of common and preferred units, the Partnership recorded a $37.3 million gain within partner’s capital and a corresponding decrease in non-controlling interests on its consolidated balance sheet at September 30, 2012.

Carrizo Acquisition

On April 30, 2012, ARP completed the acquisition of certain oil and gas assets from Carrizo (see Note 4). To partially fund the acquisition, ARP sold 6.0 million of its common units in a private placement at a negotiated purchase price per unit of $20.00, for gross proceeds of $120.6 million, of which $5.0 million was purchased by certain executives of the Partnership. The common units issued by ARP are subject to a registration rights agreement entered into in connection with the transaction. The registration rights agreement stipulated that ARP would (a) file a registration statement with the SEC by October 30, 2012 and (b) cause the registration statement to be declared effective by the SEC by December 31, 2012. On July 11, 2012, ARP filed a registration statement with the SEC for the common units subject to the registration rights agreement in satisfaction of one of the requirements of the registration rights agreement noted previously. On August 28, 2012, the registration statement was declared effective by the SEC. In connection with the private placement of common units, the Partnership recorded an $11.2 million gain within partners’ capital and a corresponding decrease in non-controlling interests on its consolidated balance sheet at September 30, 2012.

ARP Common Unit Distribution

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

Atlas Pipeline Partners

Common Units

In August 2012, APL filed a registration statement describing its intention to enter into an equity distribution program with Citigroup Global Markets, Inc. (“Citigroup”). Pursuant to this program, APL may offer and sell from time to time through Citigroup, as its sales agent, common units having an aggregate value of up to $150.0 million. Subject to the terms and conditions of the equity distribution agreement, Citigroup will not be required to sell any specific number or dollar amount of the common units, but will use its reasonable efforts, consistent with its normal trading and sales practices, to sell such units. Such sales will be at market prices prevailing at the time of the sale. There will be no specific date on which the offering will end; there will be no minimum purchase requirements; and there will be no arrangements to place the proceeds of the offering in an escrow, trust or similar account. Under the terms of the planned equity distribution agreement, APL also may sell common units to Citigroup as principal for its own account at a price agreed upon at the time of the sale. APL intends to use the net proceeds from any such offering for general partnership purposes, which may include, among other things, repayment of indebtedness, acquisitions, capital expenditures and additions to working capital. Amounts repaid under APL’s revolving credit facility may be reborrowed to fund ongoing capital programs, potential future acquisitions or for general partnership purposes. As of September 30, 2012, the equity distribution agreement had not been signed and no common units have been offered or sold under the registration statement. APL will file a prospectus supplement upon the execution of the equity distribution agreement.

Preferred Units

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

NOTE 15 – CASH DISTRIBUTIONS

The Partnership has a cash distribution policy under which it distributes, within 50 days after the end of each quarter, all of its available cash (as defined in the partnership agreement) for that quarter to its common unitholders. Distributions declared by the Partnership for the period from January 1, 2011 through September 30, 2012 were as follows (in thousands, except per unit amounts):

Date Cash Distribution Paid	For Quarter Ended	Cash Distribution per Common Limited Partner Unit	Total Cash Distributions Paid to Common Limited Partners

May 20, 2011	March 31, 2011	$0.11	$5,635
August 19, 2011	June 30, 2011	$0.22	$11,276
November 18, 2011	September 30, 2011	$0.24	$12,303
February 17, 2012	December 31, 2011	$0.24	$12,307

May 18, 2012	March 31, 2012	$0.25	$12,830
August 17, 2012	June 30, 2012	$0.25	$12,831

On October 25, 2012, the Partnership declared a cash distribution of $0.27 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended September 30, 2012. The $13.9 million distribution will be paid on November 19, 2012 to unitholders of record at the close of business on November 5, 2012.

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

Distributions declared by ARP from its formation through September 30, 2012 were as follows (in thousands, except per unit amounts):

Date Cash Distribution Paid	For Quarter Ended	ARP Cash Distribution per Common Limited Partner Unit		Total ARP Cash Distribution to Common Limited Partners	Total ARP Cash Distribution to the General Partner
					(in thousands)
May 15, 2012	March 31, 2012	$0.12	(1)	$3,144	$64
August 14, 2012	June 30, 2012	$0.40		$12,891	$263

(1)

Represents a pro-rated cash distribution of $0.40 per common limited partner unit for the period from March 5, 2012, the date the Partnership’s exploration and production assets were transferred to ARP, to March 31, 2012.

On October 25, 2012, ARP declared a cash distribution of $0.43 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended September 30, 2012. The $17.5 million distribution, including $0.4 million to the Partnership, as general partner, and $1.7 million to its preferred limited partners, will be paid on November 14, 2012 to unitholders of record at the close of business on November 5, 2012.

APL Cash Distributions. APL is required to distribute, within 45 days after the end of each quarter, all of its available cash (as defined in its partnership agreement) for that quarter to its common unitholders and the Partnership, as general partner. If APL’s common unit distributions in any quarter exceed specified target levels, the Partnership will receive between 15% and 50% of such distributions in excess of the specified target levels. Common unit and general partner distributions declared by APL for the period from January 1, 2011 through September 30, 2012 were as follows (in thousands, except per unit amounts):

Date Cash Distribution Paid	For Quarter Ended	APL Cash Distribution per Common Limited Partner Unit	Total APL Cash Distribution to Common Limited Partners	Total APL Cash Distribution to the General Partner

May 13, 2011	March 31, 2011	$0.40	$21,400	$439
August 12, 2011	June 30, 2011	$0.47	$25,184	$967
November 14, 2011	September 30, 2011	$0.54	$28,953	$1,844
February 14, 2012	December 31, 2011	$0.55	$29,489	$2,031

May 15, 2012	March 31, 2012	$0.56	$30,030	$2,217
August 14, 2012	June 30, 2012	$0.56	$30,085	$2,221

On October 24, 2012, APL declared a cash distribution of $0.57 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended September 30, 2012. The $33.1 million distribution, including $2.4 million to the Partnership, as general partner, will be paid on November 14, 2012 to unitholders of record at the close of business on November 7, 2012.

NOTE 16 – BENEFIT PLANS

2010 Long-Term Incentive Plan

The Board of Directors of the General Partner approved and adopted the Partnership’s 2010 Long-Term Incentive Plan (“2010 LTIP”) effective February 2011. The 2010 LTIP provides equity incentive awards to officers, employees and board members and employees of its affiliates, consultants and joint-venture partners (collectively, the “Participants”) who perform services for the Partnership. The 2010 LTIP is administered by a committee consisting of the Board or committee of the Board or board of an affiliate appointed by the Board (the “LTIP Committee”), which is the Compensation Committee of the General Partner’s board of directors. Under the 2010 LTIP, the LTIP Committee may grant awards of phantom units, restricted units or unit options for an aggregate of 5,763,781 common limited partner units. At September 30, 2012, the Partnership had 4,575,692 phantom units and unit options outstanding under the 2010 LTIP, with 1,179,170 phantom units and unit options available for grant.

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

2010 Phantom Units. A phantom unit entitles a Participant to receive a Partnership common unit upon vesting of the phantom unit. In tandem with phantom unit grants, the LTIP Committee may grant Participant Distribution Equivalent Rights (“DERs”), which are the right to receive cash per phantom unit in an amount equal to, and at the same time as, the cash distributions the Partnership makes on a common unit during the period such phantom unit is outstanding. Through September 30, 2012, phantom units granted under the 2010 LTIP generally will vest 25% on the third anniversary of the date of grant and the remaining 75% on the fourth anniversary of the date of grant. Of the phantom units outstanding under the 2010 LTIP at September 30, 2012, there are 14,048 units that will vest within the following twelve months. All phantom units outstanding under the 2010 LTIP at September 30, 2012 include DERs. During the three months ended September 30, 2012 and 2011, the Partnership paid $0.5 million and $0.4 million, respectively, with respect to the 2010 LTIP DERs. There was $1.5 million and $0.6 million paid with respect to the 2010 LTIP DERs for the nine months ended September 30, 2012 and 2011, respectively.

The following table sets forth the 2010 LTIP phantom unit activity for the periods indicated:

	Three Months Ended September 30,
	2012		2011
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	2,065,359	$20.58	1,719,949	$22.28
Granted	60,130	31.71	157,625	20.10
Vested and issued (1)(2)	(1,693)	27.28	—	—
Forfeited	(59,058)	20.28	(3,375)	21.85

Outstanding, end of period(3)	2,064,738	$20.92	1,874,199	$22.10

Non-cash compensation expense recognized (in thousands)		$2,796		$2,727

	Nine Months Ended September 30,
	2012		2011
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	1,838,164	$22.11	—	$—
Granted	133,080	29.95	1,877,574	22.10
Vested and issued (1)(2)	(8,919)	21.93	—	—
Forfeited	(63,055)	20.10	(3,375)	21.85
ARP anti-dilution adjustment(4)	165,468	—	—	—

Outstanding, end of period(3)	2,064,738	$20.92	1,874,199	$22.10

Non-cash compensation expense recognized (in thousands)		$8,682		$5,429

(1)	The aggregate intrinsic values of phantom unit awards vested during the three and nine months ended September 30, 2012 were $0.1 million and $0.3 million. No phantom unit awards vested during the three and nine months ended September 30, 2011.
(2)	There were 9,290 phantom units with a weighted average grant date fair value of $18.37 that vested during the three and nine months ended September 30, 2012, but were not issued due to non-payment of taxes. The intrinsic value of the phantom units that vested, but were not yet issued was $0.3 million.
(3)	The aggregate intrinsic value of phantom unit awards outstanding at September 30, 2012 was $63.0 million.
(4)	The number of 2010 phantom units was adjusted concurrently with the distribution of ARP common units.

At September 30, 2012, the Partnership had approximately $27.1 million of unrecognized compensation expense related to unvested phantom units outstanding under the 2010 LTIP based upon the fair value of the awards.

2010 Unit Options. A unit option entitles a Participant to receive a common unit of the Partnership upon payment of the exercise price for the option after completion of vesting of the unit option. The exercise price of the unit option is equal to the fair market value of the Partnership’s common unit on the date of grant of the option. The LTIP Committee also shall determine how the exercise price may be paid by the Participant. The LTIP Committee will determine the vesting and exercise period for unit options. Unit option awards expire 10 years from the date of grant. Through September 30, 2012, unit options granted under the 2010 LTIP generally will vest 25% of the original granted amount three years from the date of grant and the remaining 75% of the original granted amount four years from the date of grant. There are 10,196 unit options outstanding under the 2010 LTIP at September 30, 2012 that will vest within the following twelve months. No cash was received from the exercise of options for the three and nine months ended September 30, 2012 and 2011.

The following table sets forth the 2010 LTIP unit option activity for the periods indicated:

	Three Months Ended September 30,
	2012		2011
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of period	2,580,780	$20.45	2,242,500	$22.27
Granted	8,480	37.26	135,150	19.70
Forfeited	(78,306)	20.30	—	—

Outstanding, end of period(1)(2)	2,510,954	$20.51	2,377,650	$22.12

Options exercisable, end of period(3)	8,836	$19.37	—	$—

Non-cash compensation expense recognized (in thousands)		$1,317		$1,541

	Nine Months Ended September 30,
	2012		2011
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of year	2,304,300	$22.12	—	$—
Granted	77,438	27.52	2,387,650	22.12
Forfeited	(78,577)	20.35	(10,000)	22.23
ARP anti-dilution adjustment(4)	207,793	—	—	—

Outstanding, end of period(1)(2)	2,510,954	$20.51	2,377,650	$22.12

Options exercisable, end of period(3)	8,836	$19.37	—	$—

Non-cash compensation expense recognized (in thousands)		$4,451		$3,158

(1)	The weighted average remaining contractual life for outstanding options at September 30, 2012 was 8.5 years.
(2)	The options outstanding at September 30, 2012 had an aggregate intrinsic value of $35.2 million.
(3)	The weighted average remaining contractual life for exercisable options at September 30, 2012 was 8.9 years. No options were exercisable at September 30, 2011. No options were exercised during the three and nine months ended September 30, 2012 and 2011.
(4)	The number of 2010 unit options and exercise price was adjusted concurrently with the distribution of ARP common units.

At September 30, 2012, the Partnership had approximately $13.4 million in unrecognized compensation expense related to unvested unit options outstanding under the 2010 LTIP based upon the fair value of the awards. The Partnership used the Black-Scholes option pricing model to estimate the weighted average fair value of options granted. The following weighted average assumptions were used for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expected dividend yield	3.7%	2.6%	3.7%	1.6%
Expected unit price volatility	32.0%	46.0%	45.0%	48.0%
Risk-free interest rate	1.2%	1.4%	1.4%	2.7%
Expected term (in years)	6.63	6.83	6.84	6.87
Fair value of unit options granted	$5.18	$7.13	$8.08	$9.79

2006 Long-Term Incentive Plan

The Board of Directors approved and adopted the Partnership’s 2006 Long-Term Incentive Plan (“2006 LTIP”), which provides equity incentive awards to Participants who perform services for the Partnership. The 2006 LTIP is administered by the LTIP Committee. The LTIP Committee may grant such awards of either phantom units or unit options for an aggregate of 2,261,516 common limited partner units. At September 30, 2012, the Partnership had 976,988 phantom units and unit options outstanding under the 2006 LTIP, with 985,403 phantom units and unit options available for grant. Share based payments to non-employees, which have a cash settlement option, are recognized within liabilities in the financial statements based upon their current fair market value.

2006 Phantom Units. Through September 30, 2012, phantom units granted under the 2006 LTIP generally will vest 25% of the original granted amount three years from the date of grant and the remaining 75% of the original granted amount four years from the date of grant. Awards will automatically vest upon a change of control of the Partnership, as defined in the 2006 LTIP. Of the phantom units outstanding under the 2006 LTIP at September 30, 2012, 13,489 units will vest within the following twelve months. All phantom units outstanding under the 2006 LTIP at September 30, 2012 include DERs. During the three months ended September 30, 2012 and 2011, respectively, the Partnership paid $12,000 and $7,000 with respect to 2006 LTIP’s DERs. During the nine months ended September 30, 2012 and 2011, respectively, the Partnership paid $29,000 and $12,000 with respect to 2006 LTIP’s DERs. These amounts were recorded as reductions of partners’ capital on the Partnership’s consolidated balance sheet.

The following table sets forth the 2006 LTIP phantom unit activity for the periods indicated:

	Three Months Ended September 30,
	2012		2011
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	47,049	$18.52	31,025	$14.74
Granted	—	—	—	—
Vested (1)	—	—	—	—
Forfeited	—	—	—	—

Outstanding, end of period(2)(3)	47,049	$18.52	31,025	$14.74

Non-cash compensation expense recognized (in thousands)		$215		$40

	Nine Months Ended September 30,
	2012		2011
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	32,641	$15.99	27,294	$13.81
Granted	17,684	28.27	13,395	15.92
Vested (1)	(6,253)	24.06	(9,664)	13.75
Forfeited	—	—	—	—
ARP anti-dilution adjustment(4)	2,977	—	—	—

Outstanding, end of period(2)(3)	47,049	$18.52	31,025	$14.74

Non-cash compensation expense recognized (in thousands)		$493		$295

(1)	The intrinsic value for phantom unit awards vested during the nine months ended September 30, 2012 and 2011 was $0.2 million. No phantom unit awards vested during the three months ended September 30, 2012 and 2011.
(2)	The aggregate intrinsic value for phantom unit awards outstanding at September 30, 2012 was $1.6 million.
(3)	There were 40,524 units at September 30, 2012 classified under accrued liabilities on the Partnership’s consolidated balance sheets of $0.6 million due to the option of the participants to settle in cash instead of units. No units were classified under accrued liabilities at December 31, 2011. The respective weighted average grant date fair value for these units is $20.55 as of September 30, 2012.
(4)	The number of 2006 phantom units was adjusted concurrently with the distribution of ARP common units.

At September 30, 2012, the Partnership had approximately $0.8 million of unrecognized compensation expense related to unvested phantom units outstanding under the 2006 LTIP based upon the fair value of the awards.

2006 Unit Options. The exercise price of the unit option may be equal to or more than the fair market value of the Partnership’s common unit on the date of grant of the option. Unit option awards expire 10 years from the date of grant. Through September 30, 2012, unit options granted under the 2006 LTIP generally will vest 25% on the third anniversary of the date of grant and the remaining 75% on the fourth anniversary of the date of grant. Awards will automatically vest upon a change of control of the Partnership, as defined in the 2006 LTIP. There are no unit options outstanding under the 2006 LTIP at September 30, 2012 that will vest within the following twelve months. For the three months ended September 30, 2012 and 2011, the Partnership received cash of $0.1 million and $16,000, respectively, from the exercise of options. For the nine months ended September 30, 2012 and 2011, the Partnership received cash of $0.2 million and $0.1 million for the exercise of options.

The following table sets forth the 2006 LTIP unit option activity for the periods indicated:

	Three Months Ended September 30,
	2012		2011
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of period	950,184	$20.07	923,614	$21.12
Granted	—	—	—	—
Exercised(1)	(20,245)	2.98	(5,000)	3.24
Forfeited	—	—	—	—

Outstanding, end of period(2)(3)	929,939	$20.75	918,614	$21.22

Options exercisable, end of period(4)	929,939	$20.75	918,614	$21.22

Non-cash compensation expense recognized (in thousands)		$—		$—

	Nine Months Ended September 30,
	2012		2011
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of year	903,614	$21.52	955,000	$20.54
Granted	—	—	—	—
Exercised(1)	(51,998)	2.98	(36,386)	3.24
Forfeited	—	—	—	—
ARP anti-dilution adjustment(5)	78,323	—	—	—

Outstanding, end of period(2)(3)	929,939	$20.75	918,614	$21.22

Options exercisable, end of period(4)	929,939	$20.75	918,614	$21.22

Non-cash compensation expense recognized (in thousands)		$—		$28

(1)

The intrinsic values of options exercised during the three and nine months ended September 30, 2012 were $0.6 million and $1.5 million, respectively. During the three and nine months ended September 30, 2011, the intrinsic value of options exercised was $0.1 million and $0.7 million, respectively.

(2)	The weighted average remaining contractual life for outstanding options at September 30, 2012 was 4.1 years.
(3)	The aggregate intrinsic value of options outstanding at September 30, 2012 was approximately $12.8 million.
(4)	The weighted average remaining contractual life for exercisable options at September 30, 2012 was 4.1 years.
(5)	The number of 2006 unit options and exercise price was adjusted concurrently with the distribution of ARP common units.

At September 30, 2012, the Partnership had no unrecognized compensation expense related to unvested unit options outstanding under the 2006 LTIP based upon the fair value of the awards. The Partnership uses the Black-Scholes option pricing model to estimate the weighted average fair value of options granted. No options were granted during the three and nine months ended September 30, 2012 and 2011 under the 2006 Plan.

The transfer of assets to ARP on March 5, 2012 and the subsequent distribution of ARP common units on March 13, 2012 resulted in an adjustment to the Partnership’s 2010 and 2006 long-term incentive plans. Concurrent with the distribution of ARP common units, the number of phantom units, restricted units and options in the plans were increased in an amount equivalent to the percentage change in the Partnership’s publicly traded unit price from the closing price on March 13, 2012 to the opening price on March 14, 2012. In addition, the strike price of unit option awards was decreased by the same percentage change.

ARP Long-Term Incentive Plan

On March 12, 2012, the Partnership, as the sole limited partner of ARP, and the Board of Directors of Atlas Resource Partners GP, LLC, the general partner of ARP (“ARP GP”), approved the 2012 Atlas Resource Partners Long-Term Incentive Plan (the “ARP LTIP”). Awards of options to purchase units, restricted units and phantom units may be granted to officers, employees and directors of ARP GP (collectively, the “Participants”) under the ARP LTIP, and such awards may be subject to vesting terms and conditions in the discretion of the administrator of the ARP LTIP. Up to 2,900,000 common units of ARP, subject to adjustment as provided for under the ARP LTIP, may be issued pursuant to awards granted under the ARP LTIP. The ARP LTIP is administered by the ARP GP Board, a committee of the ARP GP Board or the board (or committee of the board) of an affiliate (the “ARP LTIP Committee”), which is the Compensation Committee of the board. At September 30, 2012, ARP had 2,454,476 phantom units, restricted units and unit options outstanding under the ARP LTIP, with 445,524 phantom units, restricted units and unit options available for grant.

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

ARP Phantom Units. Through September 30, 2012, phantom units granted under the ARP LTIP generally will vest 25% of the original granted amount on each of the next four anniversaries of the date of grant. Of the phantom units outstanding under the ARP LTIP at September 30, 2012, 210,993 units will vest within the following twelve months. All phantom units outstanding under the ARP LTIP at September 30, 2012 include DERs. During the three and nine months ended September 30, 2012, ARP paid $0.3 million with respect to ARP LTIP’s DERs. No amounts were paid during the three and nine months ended September 30, 2011, respectively, with respect to DERs. These amounts were recorded as reductions of partners’ capital on the Partnership’s consolidated balance sheet.

The following table sets forth the ARP LTIP phantom unit activity for the periods indicated:

	Three Months Ended September 30,
	2012		2011
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	810,476	$24.69	—	$—
Granted	129,500	25.23	—	—
Vested (1)	—	—	—	—
Forfeited	(1,000)	24.67	—	—

Outstanding, end of period(2)(3)	938,976	$24.76	—	$—

Non-cash compensation expense recognized (in thousands)		$2,915		$—

	Nine Months Ended September 30,
	2012		2011
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	—	$—	—	$—
Granted	939,976	24.76	—	—
Vested (1)	—	—	—	—
Forfeited	(1,000)	24.67	—	—

Outstanding, end of period(2)(3)	938,976	$24.76	—	$—

Non-cash compensation expense recognized (in thousands)		$4,655		$—

(1)	No phantom unit awards vested during the three and nine months ended September 30, 2012 and 2011.
(2)	The aggregate intrinsic value for phantom unit awards outstanding at September 30, 2012 was $24.0 million.
(3)	There was $23,000 classified within accrued liabilities on the Partnership’s consolidated balance sheets at September 30, 2012, representing 3,476 units, due to the option of the participants to settle in cash instead of units. No amounts were classified within accrued liabilities on the Partnership’s consolidated balance sheet at December 31, 2011. The respective weighted average grant date fair value for these units was $28.75 at September 30, 2012.

At September 30, 2012, ARP had approximately $8.6 million in unrecognized compensation expense related to unvested phantom units outstanding under the ARP LTIP based upon the fair value of the awards.

ARP Unit Options. The exercise price of the unit option may be equal to or more than the fair market value of ARP’s common unit on the date of grant of the option. Unit option awards expire 10 years from the date of grant. Through September 30, 2012, unit options granted under the ARP LTIP generally will vest 25% on each of the next four anniversaries of the date of grant. There were 378,875 unit options outstanding under the ARP LTIP at September 30, 2012 that will vest within the following twelve months. No cash was received from the exercise of options for the three and nine months ended September 30, 2012 and 2011.

The following table sets forth the ARP LTIP unit option activity for the periods indicated:

	Three Months Ended September 30,
	2012		2011
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of period	1,499,500	$24.67	—	$—
Granted	18,000	25.18	—	—
Exercised(1)	—	—	—	—
Forfeited	(2,000)	24.67	—	—

Outstanding, end of period(2)(3)	1,515,500	$24.68	—	$—

Options exercisable, end of period(4)	—	$—	—	$—

Non-cash compensation expense recognized (in thousands)		$1,927		$—

	Nine Months Ended September 30,
	2012		2011
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of year	—	$—	—	$—
Granted	1,517,500	24.68	—	—
Exercised(1)	—	—	—	—
Forfeited	(2,000)	24.67	—	—

Outstanding, end of period(2)(3)	1,515,500	$24.68	—	$—

Options exercisable, end of period(4)	—	$—	—	$—

Non-cash compensation expense recognized (in thousands)		$3,201		$—

(1)	No options were exercised during the three and nine months ended September 30, 2012 and 2011.
(2)	The weighted average remaining contractual life for outstanding options at September 30, 2012 was 9.6 years.
(3)	The aggregate intrinsic value of options outstanding at September 30, 2012 was approximately $1.3 million.
(4)	No options were exercisable at September 30, 2012.

At September 30, 2012, ARP had approximately $11.6 million in unrecognized compensation expense related to unvested unit options outstanding under the ARP LTIP based upon the fair value of the awards. ARP used the Black-Scholes option pricing model to estimate the weighted average fair value of options granted. The following weighted average assumptions were used for the periods indicated:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Expected dividend yield	2.5%	1.5%
Expected unit price volatility	46.0%	47.0%
Risk-free interest rate	0.8%	1.0%
Expected term (in years)	6.25	6.25
Fair value of unit options granted	$8.72	$9.78

APL Long-Term Incentive Plans

APL has a 2004 Long-Term Incentive Plan (“APL 2004 LTIP”), and a 2010 Long-Term Incentive Plan, which was modified on April 26, 2011 (“APL 2010 LTIP” and collectively with the APL 2004 LTIP, the “APL LTIPs”), in which officers, employees and non-employee managing board members of APL’s general partner and employees of APL’s general partner’s affiliates and consultants are eligible to participate. The APL LTIPs are administered by a committee (the “APL LTIP Committee”) appointed by APL’s general partner. Under the 2010 APL LTIP, the APL LTIP Committee may make awards of either phantom units or unit options for an aggregate of 3,000,000 common units, in addition to the 435,000 common units authorized in previous plans. At September 30, 2012, APL had 960,918 phantom units outstanding under the

APL LTIPs, with 1,636,042 phantom units and unit options available for grant. APL generally issues new common units for phantom units and unit options, which have vested and have been exercised. Share based payments to non-employees, which have a cash settlement option, are recognized within liabilities in the consolidated combined financial statements based upon their current fair market value.

APL Phantom Units. Through September 30, 2012, phantom units granted under the APL LTIPs generally had vesting periods of four years. In conjunction with the approval of the APL 2010 LTIP, the holders of 300,000 of the 375,000 equity indexed bonus units (“APL Bonus Units”) under APL’s subsidiary’s plan discussed below agreed to exchange their APL Bonus Units for an equivalent number of phantom units, effective as of June 1, 2010. These phantom units will vest over a two year period. Phantom units awarded to non-employee managing board members will vest over a four year period. Awards may automatically vest upon a change of control, as defined in the APL LTIPs. Of the units outstanding under the APL LTIPs at September 30, 2012, 264,597 units will vest within the following twelve months. On February 17, 2011, the employment agreement with APL’s Chief Executive Officer (“CEO”) was terminated in connection with AEI’s merger with Chevron and 75,250 outstanding phantom units, which represents all outstanding phantom units held by APL’s CEO, automatically vested and were issued.

All phantom units outstanding under the APL LTIPs at September 30, 2012 include DERs. The amounts paid with respect to APL LTIP DERs were $0.6 million and $0.2 million, respectively, for the three months ended September 30, 2012 and 2011. For the nine months ended September 30, 2012 and 2011, the amounts paid with respect to APL LTIP DERs were $1.4 million and $0.6 million, respectively. These amounts were recorded as reductions of non-controlling interest on the Partnership’s consolidated balance sheet.

The following table sets forth the APL LTIP phantom unit activity for the periods indicated:

	Three Months Ended September 30,
	2012		2011
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	972,402	$32.19	436,425	$17.84
Granted	85,103	33.61	7,465	27.30
Vested and issued(1)	(45,587)	23.75	(46,375)	11.02
Forfeited	(51,000)	29.83	(7,750)	26.99

Outstanding, end of period(2)(3)	960,918	$32.84	389,765	$19.24

Vested and not issued(4)	6,800	$27.46	750	$11.12

Non-cash compensation expense recognized (in thousands)		$3,619		$822

	Nine Months Ended September 30,
	2012		2011
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	394,489	$21.63	490,886	$11.75
Granted	783,187	34.83	138,318	32.99
Vested and issued(1)	(161,808)	16.26	(231,689)	11.31
Forfeited	(54,950)	29.46	(7,750)	26.99

Outstanding, end of period(2)(3)	960,918	$32.84	389,765	$19.24

Vested and not issued(4)	6,800	$27.46	750	$11.12

Non-cash compensation expense recognized (in thousands)(5)		$7,538		$2,498

(1)	The intrinsic values for phantom unit awards vested and issued during the three months ended September 30, 2012 and 2011 were $1.4 million and $1.5 million, respectively, and during the nine months ended September 30, 2012 and 2011, the intrinsic values were $4.9 million and $7.4 million, respectively.
(2)	The aggregate intrinsic values for phantom unit awards outstanding at September 30, 2012 and 2011 were $32.8 million and $11.6 million, respectively.
(3)	There were 18,952 and 15,701 outstanding phantom unit awards at September 30, 2012 and 2011, respectively, which were classified as liabilities due to a cash option available on the related phantom unit awards.
(4)	The aggregate intrinsic value for phantom unit awards vested but not issued at both September 30, 2012 and 2011 was $0.2 million and $24,000, respectively.
(5)	Non-cash compensation expense for the nine months ended September 30, 2011 includes incremental compensation expense of $0.5 million, related to the accelerated vesting of phantom units held by APL’s CEO.

At September 30, 2012, APL had approximately $23.4 million of unrecognized compensation expense related to unvested phantom units outstanding under the APL LTIPs based upon the fair value of the awards, which is expected to be recognized over a weighted average period of 2.2 years.

APL Unit Options. The exercise price of the unit option is equal to the fair market value of APL’s common unit on the date of grant of the option. The APL LTIP Committee also shall determine how the exercise price may be paid by the Participant. The APL LTIP Committee will determine the vesting and exercise period for unit options. Unit option awards expire 10 years from the date of grant. Through September 30, 2012, unit options granted under the APL LTIPs generally have vested 25% on each of the next four anniversaries of the date of grant. Awards will automatically vest upon a change of control of APL, as defined in the APL LTIPs. On February 17, 2011, the employment agreement with the CEO of APL’s General Partner was terminated in connection with AEI’s merger with Chevron, and 50,000 outstanding unit options held by the CEO automatically vested. As of September 30, 2012, all unit options were exercised. There are no unit options outstanding under APL LTIPs at September 30, 2012 that will vest within the following twelve months.

The following table sets forth the APL LTIPs’ unit option activity for the periods indicated:

Three Months Ended September 30,
	2012		2011
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of period	—	$—	—	$—
Exercised(1)	—	—	—	—

Outstanding, end of period(2)	—	$—	—	$—

Non-cash compensation expense recognized (in thousands)(3)		$—		$—

	Nine Months Ended September 30,
	2012		2011
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of period	—	$—	75,000	$6.24
Exercised(1)	—	—	(75,000)	6.24

Outstanding, end of period(2)	—	$—	—	$—

Non-cash compensation expense recognized (in thousands)(3)		$—		$3

(1)	The intrinsic value for the options exercised during the nine months ended September 30, 2011, was $1.8 million. Approximately $0.5 million was received from the exercise of unit option awards during the nine months ended September 30, 2011.
(2)	No options are outstanding or exercisable.
(3)	Incremental expense of $2,000, related to the accelerated vesting of options held by APL’s CEO, was recognized during the nine months ended September 30, 2011.

At September 30, 2012, APL had no unrecognized compensation expense related to unvested unit options outstanding under APL’s LTIPs based upon the fair value of the awards.

APL uses the Black-Scholes option pricing model to estimate the weighted average fair value of options granted. No options were granted during the three and nine months ended September 30, 2012 and 2011 under the APL LTIPs.

APL Employee Incentive Compensation Plan and Agreement

At September 30, 2012, a wholly-owned subsidiary of APL had an incentive plan (the “Cash Plan”), which allows for equity-indexed cash incentive awards to employees of APL (the “Participants”). The Cash Plan is administered by a committee appointed by the CEO of APL’s General Partner. Under the Cash Plan, cash bonus units may be awarded to Participants at the discretion of the committee. An APL Bonus Unit entitles the employee to receive the cash equivalent of the then-fair market value of a common limited partner unit, without payment of an exercise price, upon vesting of the APL Bonus Unit. APL Bonus Units vest ratably over a three year period from the date of grant and will automatically vest upon a change of control, death, or termination without cause, each as defined in the governing document. Vesting will terminate upon termination of employment with cause.

At September 30, 2012, APL had no outstanding APL Bonus Units. APL recognizes compensation expense related to these awards based upon the fair value, which is re-measured each reporting period based upon the current fair value of the underlying common units. During the nine months ended September 30, 2012 and 2011, 25,500 APL Bonus Units and 24,750 APL Bonus Units, respectively, vested and cash payments were made for $0.7 million and $0.9 million, respectively. APL recognized income of $0.1 million and expense of $0.6 million during the nine months ended September 30, 2012 and 2011, respectively, which was recorded within general and administrative expense on the Partnership’s consolidated combined statements of operations. APL had $0.8 million at December 31, 2011 included within accrued liabilities on the Partnership’s consolidated balance sheet with regard to these awards, which represents their fair value as of that date.

NOTE 17 – OPERATING SEGMENT INFORMATION

The Partnership’s operations include four reportable operating segments. These operating segments reflect the way the Partnership manages its operations and makes business decisions. Operating segment data for the periods indicated were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gas and oil production:
Revenues	$24,699	$16,305	$61,323	$51,654
Operating costs and expenses	(7,295)	(3,990)	(16,247)	(11,953)
Depreciation, depletion and amortization expense	(12,576)	(6,882)	(29,663)	(20,626)

Segment income	$4,828	$5,433	$15,413	$19,075

Well construction and completion:
Revenues	$36,317	$35,657	$92,277	$64,336
Operating costs and expenses	(31,581)	(30,449)	(79,882)	(54,754)

Segment income	$4,736	$5,208	$12,395	$9,582

Other partnership management:(1)
Revenues	$14,621	$7,885	$30,691	$50,128
Operating costs and expenses	(6,790)	(6,923)	(20,261)	(22,454)
Depreciation, depletion and amortization expense	(1,342)	(1,189)	(4,185)	(3,393)

Segment income (loss)	$6,489	$(227)	$6,245	$24,281

Atlas Pipeline:
Revenues	$279,292	$381,632	$898,505	$989,177
Operating costs and expenses	(240,672)	(296,745)	(697,642)	(815,703)
Depreciation and amortization expense	(23,161)	(19,470)	(65,715)	(57,499)

Segment income	$15,459	$65,417	$135,148	$115,975

Reconciliation of segment income (loss) to net income (loss) from continuing operations:
Segment income (loss):
Gas and oil production	$4,828	$5,433	$15,413	$19,075
Well construction and completion	4,736	5,208	12,395	9,582
Other partnership management	6,489	(227)	6,245	24,281
Atlas Pipeline	15,459	65,417	135,148	115,975

Total segment income	31,512	75,831	169,201	168,913
General and administrative expenses(2)	(33,991)	(18,617)	(108,846)	(57,046)
Chevron transaction expense(2)	(7,670)	—	(7,670)	—
Gain (loss) on asset sales and disposal(2)	2	8	(7,019)	255,722
Interest expense(2)	(11,245)	(6,315)	(30,630)	(30,960)
Loss on extinguishment of debt(2)	—	—	—	(19,574)

Net income (loss) from continuing operations	$(21,392)	$50,907	$15,036	$317,055

Capital expenditures:
Gas and oil production	$25,703	$20,581	$65,882	$29,053
Other partnership management	242	776	1,260	3,207
Atlas Pipeline	96,024	56,175	242,412	148,144
Corporate and other	1,782	531	6,237	4,010

Total capital expenditures	$123,751	$78,063	$315,791	$184,414

	September 30,	December 31,
	2012	2011
Balance sheet:
Goodwill:
Gas and oil production	$18,145	$18,145
Well construction and completion	6,389	6,389
Other partnership management	7,250	7,250
Atlas Pipeline	—	—

	$31,784	$31,784

Total assets:
Gas and oil production	$1,040,213	$593,320
Well construction and completion	7,097	6,987
Other partnership management	53,969	45,991
Atlas Pipeline	2,191,841	1,930,813
Corporate and other	70,246	107,660

	$3,363,366	$2,684,771

(1)	Includes revenues and expenses from well services, gathering and processing, administration and oversight, and other that do not meet the quantitative threshold for reporting segment information.
(2)

The Partnership notes that interest expense, gain (loss) on asset sales and disposal, general and administrative expenses, Chevron transaction expense and loss on early extinguishment of debt have not been allocated to its reportable segments as it would be impracticable to reasonably do so for the periods presented.

NOTE 18 – SUBSEQUENT EVENTS

Partnership Cash Distribution. On October 25, 2012, the Partnership declared a cash distribution of $0.27 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended September 30, 2012. The $13.9 million distribution will be paid on November 19, 2012 to unitholders of record at the close of business on November 5, 2012.

ARP Cash Distribution. On October 25, 2012, ARP declared a cash distribution of $0.43 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended September 30, 2012. The $17.5 million distribution, including $0.4 million to the Partnership, as general partner, and $1.7 million to its preferred limited partners, will be paid on November 14, 2012 to unitholders of record at the close of business on November 5, 2012.

APL Cash Distribution. On October 24, 2012, APL declared a cash distribution of $0.57 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended September 30, 2012. The $33.1 million distribution, including $2.4 million to the Partnership, as general partner, will be paid on November 14, 2012 to unitholders of record at the close of business on November 7, 2012.

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

At September 30, 2012, our operations primarily consisted of our ownership interests in the following entities:

•

Atlas Resource Partners, L.P. (“ARP”), a publicly-traded Delaware master limited partnership (NYSE: ARP), and an independent developer and producer of natural gas and oil, with operations in basins across the United States. ARP sponsors and manages tax-advantaged investment partnerships, in which it coinvests, to finance a portion of its natural gas and oil production activities. At September 30, 2012, we owned 100% of the general partner Class A units and incentive distribution rights, and common units representing an approximate 51.5% limited partner interest in ARP;

•

Atlas Pipeline Partners, L.P. (“APL”), a publicly traded Delaware master limited partnership (NYSE: APL) and midstream energy service provider engaged in the gathering and processing of natural gas in the Mid-Continent and Appalachia regions of the United States. At September 30, 2012, we owned a 2.0% general partner interest, all of the incentive distribution rights, and an approximate 10.5% common limited partner interest; and

•

Lightfoot Capital Partners, LP (“Lightfoot LP”) and Lightfoot Capital Partners GP, LLC (“Lightfoot GP”), the general partner of Lightfoot L.P. (collectively, “Lightfoot”), entities which incubate new master limited partnerships (“MLPs”) and invest in existing MLPs. At September 30, 2012, we had an approximate 16% general partner interest and 12% limited partner interest in Lightfoot.

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

FINANCIAL PRESENTATION

Our consolidated combined financial statements contain our accounts and those of our consolidated subsidiaries, all of which are wholly-owned at September 30, 2012 except for ARP and APL, which we control. Due to the structure of our ownership interests in ARP and APL, in accordance with generally accepted accounting principles, we consolidate the financial statements of ARP and APL into our financial statements rather than present our ownership interests as equity investments. As such, the non-controlling interests in ARP and APL are reflected as income attributable to non-controlling interests in our consolidated combined statements of operations and as a component of partners’ capital on our consolidated balance sheets. Throughout this section, when we refer to “our” consolidated combined financial statements, we are referring to the consolidated combined results for us, our wholly-owned subsidiaries and the consolidated results of ARP and APL, adjusted for non-controlling interests in ARP and APL. All significant intercompany transactions and balances have been eliminated in the consolidation of our financial statements.

On February 17, 2011, we acquired certain producing natural gas and oil properties, a partnership management business which sponsors tax-advantaged direct investment natural gas and oil partnerships, and other assets (the “Transferred Business”) from Atlas Energy, Inc. (“AEI”), the former owner of our general partner. Our management determined that the acquisition of the Transferred Business constituted a transaction between entities under common control. In comparison to the acquisition method of accounting, whereby the purchase price for the asset acquisition would have been allocated to identifiable assets and liabilities of the Transferred Business based upon their fair values with any excess treated as goodwill, transfers between entities under common control require that assets and liabilities be recognized by the acquirer at historical carrying value at the date of transfer, with any difference between the purchase price and the net book value of the assets recognized as an adjustment to partners’ capital on our consolidated balance sheet. Also, in comparison to the acquisition method of accounting, whereby the results of operations and the financial position of the Transferred Business would have been included in our consolidated combined financial statements from the date of acquisition, transfers between entities under common control require the acquirer to reflect the effect of the assets acquired and liabilities assumed and the related results of operations at the beginning of the period during which it was acquired and retrospectively adjust its prior year financial statements to furnish comparative information. As such, we reflected the impact of the acquisition of the Transferred Business on our consolidated combined financial statements in the following manner:

•

Recognized the assets acquired and liabilities assumed from the Transferred Business at their historical carrying value at the date of transfer, with any difference between the purchase price and the net book value of the assets recognized as an adjustment to partners’ capital;

•

Retrospectively adjusted our consolidated combined financial statements for any date prior to February 17, 2011, the date of acquisition, to reflect our results on a consolidated combined basis with the results of the Transferred Business as of or at the beginning of the respective period; and

•

Adjusted the presentation of our consolidated combined statements of operations for the nine months ended September 30, 2011 to reflect the results of operations attributable to the Transferred Business prior to the date of acquisition as a reduction of net income to determine income attributable to common limited partners. However, the Transferred Business’ historical financial statements prior to the date of acquisition do not reflect general and administrative expenses and interest expense. The Transferred Business was not managed by AEI as a separate business segment and did not have identifiable labor and other ancillary costs. The general and administrative and interest expenses of AEI prior to the date of acquisition, including the exploration and production business segment, related primarily to business activities associated with the business sold to Chevron Corporation in February 2011 and not activities related to the Transferred Business.

SUBSEQUENT EVENTS

Cash Distribution. On October 25, 2012, we declared a cash distribution of $0.27 per unit on our outstanding common limited partner units, representing the cash distribution for the quarter ended September 30, 2012. The $13.9 million distribution will be paid on November 19, 2012 to unitholders of record at the close of business on November 5, 2012.

ARP Cash Distribution. On October 25, 2012, ARP declared a cash distribution of $0.43 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended September 30, 2012. The $17.5 million distribution, including $0.4 million to us, as general partner, and $1.7 million to its preferred limited partners, will be paid on November 14, 2012 to unitholders of record at the close of business on November 5, 2012.

APL Cash Distribution. On October 24, 2012, APL declared a cash distribution of $0.57 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended September 30, 2012. The $33.1 million distribution, including $2.4 million to us, as general partner, will be paid on November 14, 2012 to unitholders of record at the close of business on November 7, 2012.

RECENT DEVELOPMENTS

APL’s Equity Distribution Program. In August 2012, APL filed a registration statement describing its intention to enter into an equity distribution program with Citigroup Global Markets, Inc. (“Citigroup”). Pursuant to this program, APL may offer and sell from time to time through Citigroup, common units having an aggregate value of up to $150.0 million. Citigroup will not be required to sell any specific number or dollar amount of the common units, but will use its reasonable efforts, consistent with its normal trading and sales practices, to sell such units. Such sales will be at market prices prevailing at the time of the sale. APL intends to use the net proceeds from any such offering for general partnership purposes. As of September 30, 2012, the equity distribution agreement had not been signed and no common units have been offered or sold under the registration statement. APL will file a prospectus supplement upon the execution of the equity distribution agreement (see “Issuance of Units”).

ARP’s Acquisition of Titan Operating, L.L.C. On July 25, 2012, ARP completed the acquisition of Titan Operating, L.L.C. (“Titan”) in exchange for 3.8 million ARP common units and 3.8 million newly-created convertible Class B preferred units (which had a collective value of $193.2 million, based upon the closing price of ARP’s publicly traded units as of the acquisition closing date), as well as $15.4 million in cash for closing adjustments (see “Issuance of Units”). Through the acquisition of Titan, ARP acquired interests in approximately 52 proved developed natural gas wells, as well as proved reserves and associated assets in the Barnett Shale, located in the Bend Arch – Fort Worth Basin in North Texas. Also, ARP entered into an amendment to their senior secured revolving credit facility on July 26, 2012 to increase the borrowing base from $250.0 million to $310.0 million. The cash paid at closing was funded through borrowings under ARP’s credit facility (see “Credit Facility”). The common units and preferred units were issued and sold in a private transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) (see “Issuance of Units”).

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

ARP’s Acquisition of Assets from Carrizo Oil & Gas, Inc. On April 30, 2012, ARP completed the acquisition of certain oil and natural gas assets from Carrizo Oil & Gas, Inc. (NASDAQ: CRZO; “Carrizo”) for approximately $187.0 million in cash. The assets acquired include interests in approximately 200 producing natural gas wells from the Barnett Shale, located in Bend Arch–Fort Worth Basin in North Texas, proved undeveloped acres also in the Barnett Shale and gathering pipelines and associated gathering facilities that service certain of the acquired wells. The purchase price was funded through borrowing under ARP’s credit facility and $119.5 million of net proceeds from the sale of 6.0 million of ARP’s common units at a negotiated purchase price per unit of $20.00, of which $5.0 million was purchased by certain of ARP’s executives. The common units were issued in a private transaction exempt from registration under Section 4 (2) of the Securities Act (see “Issuance of Units”).

ARP’s Equal Acquisition. In April 2012, ARP acquired a 50% interest in approximately 14,500 net undeveloped acres in the oil and NGL area of the Mississippi Lime play in northwestern Oklahoma for $18.0 million from subsidiaries of Equal Energy, Ltd. (“Equal”) (NYSE: EQU; TSX: EQU). The transaction was funded through borrowings under ARP’s revolving credit facility (see “Credit Facility”). Concurrent with the purchase of acreage, ARP and Equal entered into a participation and development agreement for future drilling in the Mississippi Lime play. ARP served as the drilling and completion operator, while Equal undertook production operations, including water disposal. In September 2012, ARP acquired Equal’s remaining 50% interest in the undeveloped acres, as well as approximately 8 Mmcfed of net production in the Mississippi Lime region and salt water disposal infrastructure for $41.3 million, including $1.3 million related to certain post-closing adjustments. The additional acquisition was subject to certain post-closing adjustments and funded with available borrowings under ARP revolving credit facility (see “Credit Facility”). As a result of ARP’s acquisition of Equal’s remaining interest in the undeveloped acres, the existing joint venture agreement between ARP and Equal in the Mississippi Lime position was terminated.

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

•

Well services. Each partnership pays ARP a monthly per well operating fee, currently $100 to $2,000, for the life of the well. Because ARP coinvests in the partnerships, the net fee that ARP receives is reduced by its proportionate interest in the wells; and

•

Gathering. Each royalty owner, partnership and certain other working interest owners pay ARP a gathering fee, which generally ranges from $0.35 per Mcf to the amount of the competitive gathering fee, currently defined as 13% of the gross sales price of the natural gas. In general, pursuant to gathering agreements, ARP has with a third-party gathering system, which gathers the majority of our natural gas, ARP must also pay an additional amount equal to the excess of the gathering fees collected from the investment partnerships up to an amount equal to approximately 16% of the realized natural gas sales price (adjusted for the settlement of natural gas derivative instruments). As a result, some of its gathering expenses within our partnership management segment, specifically those in the Appalachian Basin, will generally exceed the revenues collected from investment partnerships by approximately 3%.

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

GENERAL TRENDS AND OUTLOOK

We expect our and our subsidiaries’ businesses to be affected by the following key trends. Our expectations are based on assumptions made by us and our subsidiaries and information currently available to us. To the extent our underlying assumptions about or interpretations of available information prove to be incorrect, our and our subsidiaries’ actual results may vary materially from our expected results.

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

RESULTS OF OPERATIONS

GAS AND OIL PRODUCTION

Production Profile. Currently, ARP has focused its natural gas and oil production operations in various shale plays throughout the United States. As part of our agreement with AEI to acquire the Transferred Business on February 17, 2011, ARP has certain agreements which restrict its ability to drill additional wells in certain areas of Pennsylvania, New York and West Virginia, including portions of the Marcellus Shale. Through September 30, 2012, ARP has established production positions in the following areas:

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

•

the Barnett Shale in the Bend Arch Fort Worth Basin in northern Texas, a hydro-carbon producing shale in which ARP established a position following its acquisitions of assets from Carrizo and Titan during 2012 (see “Recent Developments”);

•

the Mississippi Lime play in northwestern Oklahoma, an oil and natural gas liquids rich area, in which ARP established a position following its acquisitions from Equal during 2012 (see “Recent Developments”);

•	the Niobrara Shale in northeastern Colorado, a predominantly biogenic shale play that produces dry gas;

•	the New Albany Shale in southwestern Indiana, a biogenic shale play with a long-lived and shallow decline profile; and

•	the Antrim Shale in Michigan, where ARP produces out of the biogenic region of the shale similar to the New Albany Shale.

The following table presents the number of wells ARP drilled, both gross and for its interest, and the number of gross wells it turned in line during the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gross wells drilled:
Appalachia	8	9	22	12
Barnett	9	—	9	—
Mississippi Lime	2	—	4	—
Niobrara	—	33	51	50

	19	42	86	62

Our share of gross wells drilled(1):
Appalachia	2	2	6	3
Barnett	8	—	8	—
Mississippi Lime	—	—	1	—
Niobrara	—	6	15	12

	10	8	30	15

Gross wells turned in line:
Appalachia	13	—	46	1
Barnett	3	—	3	—
Mississippi Lime	2	—	2	—
New Albany/Antrim	—	—	—	13
Niobrara	26	7	98	37

	44	7	149	51

(1)

Includes (i) ARP’s percentage interest in the wells in which it has a direct ownership interest and (ii) ARP’s percentage interest in the wells based on its percentage ownership in its investment partnerships.

Production Volumes. The following table presents ARP’s total net natural gas, oil, and natural gas liquids production volumes and production per day for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Production:(1)(2)
Appalachia:(3)
Natural gas (MMcf)	3,642	2,492	9,661	7,689
Oil (000’s Bbls)	25	27	79	81
Natural gas liquids (000’s Bbls)	38	38	116	122

Total (MMcfe)	4,022	2,880	10,832	8,910

Barnett:(4)
Natural gas (MMcf)	4,055	—	5,830	—
Oil (000’s Bbls)	—	—	—	—
Natural gas liquids (000’s Bbls)	60	—	63	—

Total (MMcfe)	4,417	—	6,210	—

Mississippi Lime:(5)
Natural gas (MMcf)	59	—	59	—
Oil (000’s Bbls)	—	—	—	—
Natural gas liquids (000’s Bbls)	—	—	—	—

Total (MMcfe)	59	—	59	—

New Albany/Antrim:
Natural gas (MMcf)	286	283	837	866

Total (MMcfe)	286	283	837	866

Niobrara:
Natural gas (MMcf)	73	42	198	95

Total (MMcfe)	73	42	198	95

Total:
Natural gas (MMcf)	8,115	2,818	16,586	8,651
Oil (000’s Bbls)	25	27	80	81
Natural gas liquids (000’s Bbls)	98	38	179	122

Total (MMcfe)	8,857	3,206	18,136	9,871

Production per day: (1)(2)
Appalachia:(3)
Natural gas (Mcfd)	39,583	27,088	35,260	28,166
Oil (Bpd)	275	294	290	297
Natural gas liquids (Bpd)	414	408	422	448

Total (Mcfed)	43,716	31,304	39,533	32,637

Barnett:(4)
Natural gas (Mcfd)	49,440	—	21,278	—
Oil (Bpd)	2	—	1	—
Natural gas liquids (Bpd)	865	—	230	—

Total (Mcfed)	54,642	—	22,663	—

Mississippi Lime:(5)
Natural gas (Mcfd)	7,391	—	216	—
Oil (Bpd)	—	—	—	—
Natural gas liquids (Bpd)	—	—	—	—

Total (Mcfed)	7,391	—	216	—

New Albany/Antrim:
Natural gas (Mcfd)	3,111	3,081	3,054	3,172

Total (Mcfed)	3,111	3,081	3,054	3,172

Niobrara:
Natural gas (Mcfd)	792	461	723	349

Total (Mcfed)	792	461	723	349

Total: (4)(5)
Natural gas (Mcfd)	88,208	30,629	60,531	31,687
Oil (Bpd)	277	294	291	297
Natural gas liquids (Bpd)	1,067	408	652	448

Total (Mcfed)	96,275	34,845	66,189	36,158

(1)

Production quantities consist of the sum of (i) ARP’s proportionate share of production from wells in which it has a direct interest, based on ARP’s proportionate net revenue interest in such wells, and (ii) ARP’s proportionate share of production from wells owned by the investment partnerships in which it has an interest, based on its equity interest in each such partnership and based on each partnership’s proportionate net revenue interest in these wells.

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
(4)

Volumetric production per day for Barnett for the three months ended September 30, 2012 includes production per day associated with the Titan operational assets for the 68-day period from July 25, 2012, the date of acquisition, through September 30, 2012. Total Barnett production per day for the nine months ended September 30, 2012 represents Barnett volume production for the full 274-day period. Total production per day represents total production volume over the 92 and 274 days within the three and nine months ended September 30, 2012, respectively.

(5)

Volumetric production per day for Mississippi Lime for the three months ended September 30, 2012 includes production per day associated with the acquisition of the remaining 50% interest in Equal’s operational assets for the 7-day period from September 24, 2012, the date of acquisition, through September 30, 2012. Total Mississippi Lime production per day for the nine months ended September 30, 2012 represents volume production for the full 274-day period. Total production per day represents total production volume over the 92 and 274 days within the three and nine months ended September 30, 2012, respectively.

Production Revenues, Prices and Costs. ARP’s production revenues and estimated gas and oil reserves are substantially dependent on prevailing market prices for natural gas, which comprised 94% of our proved reserves on an energy equivalent basis at December 31, 2011. The following table presents ARP’s production revenues and average sales prices for its natural gas, oil, and natural gas liquids production for the three and nine months ended September 30, 2012 and 2011, along with its average production costs, taxes, and transportation and compression costs in each of the reported periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Production revenues (in thousands):
Appalachia:(1)
Natural gas revenue	$8,776	$10,726	$29,993	$33,888
Oil revenue	2,223	2,255	7,601	7,341
Natural gas liquids revenue	895	1,861	4,148	5,930

Total revenues	$11,894	$14,842	$41,742	$47,159

Barnett:
Natural gas revenue	$9,666	$—	$13,606	$—
Oil revenue	16	—	18	—
Natural gas liquids revenue	1,620	—	1,767	—

Total revenues	$11,302	$—	$15,391	$—

Mississippi Lime:
Natural gas revenue	$112	$—	$112	$—
Oil revenue	—	—	—	—
Natural gas liquids revenue	—	—	—	—

Total revenues	$112	$—	$112	$—

New Albany/Antrim:
Natural gas revenue	$1,108	$1,272	$3,398	$4,041

Total revenues	$1,108	$1,272	$3,398	$4,041

Niobrara:
Natural gas revenue	$283	$191	$680	$454

Total revenues	$283	$191	$680	$454

Total:
Natural gas revenue	$19,945	$12,189	$47,789	$38,383
Oil revenue	2,239	2,255	7,619	7,341
Natural gas liquids revenue	2,515	1,861	5,915	5,930

Total revenues	$24,699	$16,305	$61,323	$51,654

Average sales price:(2)
Natural gas (per Mcf):
Total realized price, after hedge(3)	$3.01	$5.10	$3.42	$5.24
Total realized price, before hedge(3)	$2.46	$4.90	$2.60	$4.69
Oil (per Bbl):
Total realized price, after hedge	$87.86	$83.34	$95.70	$90.65
Total realized price, before hedge	$84.30	$81.85	$93.38	$89.79

Natural gas liquids (per Bbl) total realized price:	$25.61	$49.52	$33.09	$48.43

Production costs (per Mcfe):(2)
Appalachia:(1)
Lease operating expenses(4)	$0.95	$1.11	$0.94	$1.03
Production taxes	0.07	0.05	0.08	0.05
Transportation and compression	0.39	0.51	0.34	0.49

	$1.41	$1.67	$1.36	$1.57

Barnett:
Lease operating expenses	$0.55	$—	$0.51	$—
Production taxes	0.18	—	0.19	—
Transportation and compression	0.15	—	0.19	—

	$0.88	$—	$0.88	$—

Mississippi Lime:
Lease operating expenses	$—	$—	$—	$—
Production taxes	—	—	—	—
Transportation and compression	—	—	—	—

	$—	$—	$—	$—

New Albany/Antrim:
Lease operating expenses	$1.08	$1.13	$1.11	$1.19
Production taxes	0.10	0.14	0.10	0.12
Transportation and compression	0.02	(0.11)	0.03	0.03

	$1.20	$1.15	$1.23	$1.35

Niobrara:
Lease operating expenses	$0.73	$1.51	$1.04	$1.02
Production taxes	0.03	0.02	0.12	0.02
Transportation and compression	0.41	0.73	0.40	0.46

	$1.17	$2.27	$1.56	$1.50

Total:
Lease operating expenses(4)	$0.75	$1.12	$0.80	$1.05
Production taxes	0.13	0.06	0.12	0.05
Transportation and compression	0.25	0.46	0.27	0.45

	$1.13	$1.63	$1.19	$1.55

(1)	Appalachia includes ARP’s operations located in Pennsylvania, Ohio, New York, West Virginia and Tennessee.
(2)	“Mcf” represents thousand cubic feet; “Mcfe” represents thousand cubic feet equivalents; and “Bbl” represents barrels.
(3)

Excludes the impact of subordination of ARP’s production revenue to investor partners within its investment partnerships for the three and nine months ended September 30, 2012 and 2011. Including the effect of this subordination, the average realized gas sales price was $2.46 per Mcf ($1.91 per Mcf before the effects of financial hedging) and $4.33 per Mcf ($4.13 per Mcf before the effects of financial hedging) for the three months ended September 30, 2012 and 2011, respectively, and $2.88 per Mcf ($2.07 per Mcf before the effects of financial hedging) and $4.44 per Mcf ($3.89 per Mcf before the effects of financial hedging) for the nine months ended September 30, 2012 and 2011, respectively.

(4)

Excludes the effects of ARP’s proportionate share of lease operating expenses associated with subordination of its production revenue to investor partners within its investment partnerships for the three and nine months ended September 30, 2012 and 2011. Including the effects of these costs, Appalachia lease operating expenses per Mcfe were $0.29 per Mcfe ($0.75 per Mcfe for total production costs) and $0.68 per Mcfe ($1.24 per Mcfe for total production costs) for the three months ended September 30, 2012 and 2011, respectively, and $0.45 per Mcfe ($0.87 per Mcfe for total production costs) and $0.66 per Mcfe ($1.19 per Mcfe for total production costs) for the nine months ended September 30, 2012 and 2011, respectively. Including the effects of these costs, total lease operating expenses per Mcfe were $0.45 per Mcfe ($0.83 per Mcfe for total production costs) and $0.73 per Mcfe ($1.24 per Mcfe for total production costs) for three months ended September 30, 2012 and 2011, respectively, and were $0.51 per Mcfe ($0.90 per Mcfe for total production costs) and $0.71 per Mcfe ($1.21 per Mcfe for total production costs) for the nine months ended September 30, 2012 and 2011, respectively.

Three Months Ended September 30, 2012 Compared with the Three Months Ended September 30, 2011. Total natural gas revenues were $19.9 million for the three months ended September 30, 2012, an increase of $7.7 million from $12.2 million for the three months ended September 30, 2011. This increase consisted of a $14.0 million increase attributable to higher production volumes, including $9.7 million associated with the newly acquired Barnett Shale assets, partially offset by a $4.0 million decrease attributable to lower realized natural gas prices for production volume on legacy systems’ wells and a $2.3 million increase in gas revenues subordinated to the investor partners within ARP’s investment partnerships for the three months ended September 30, 2012 compared with the prior year period. Total oil revenues were $2.2 million for the three months ended September 30, 2012, comparable with the prior year period. Total natural gas liquids revenues were $2.5 million for the three months ended September 30, 2012, an increase of $0.6 million from $1.9 million for the comparable prior year period due primarily to a $1.6 million increase attributable to liquids production associated with the newly acquired Barnett Shale assets, partially offset by a $1.0 million decrease due primarily to lower average natural gas liquids realized prices associated with legacy systems’ natural gas liquids production.

Total production costs were $7.3 million for the three months ended September 30, 2012, an increase of $3.3 million from $4.0 million for the three months ended September 30, 2011. This increase was principally due to $3.9 million of production costs associated with ARP’s newly acquired Barnett Shale assets during the current year period, partially offset by a $0.6 million decrease associated with Appalachia production costs. The Appalachia decrease between the periods was principally due to a $1.5 million increase in ARP’s credit received against lease operating expenses pertaining to the subordination of its revenue within its investment partnerships, partially offset by a $0.9 million increase in water hauling and disposal costs and other production costs due to the timing of costs incurred.

Nine Months Ended September 30, 2012 Compared with the Nine Months Ended September 30, 2011. Total natural gas revenues were $47.8 million for the nine months ended September 30, 2012, an increase of $9.4 million from $38.4 million for the nine months ended September 30, 2011. This increase consisted of a $24.3 million increase attributable to higher production volumes, including $13.6 million associated with the newly acquired Barnett Shale assets, partially offset by a $13.0 million decrease attributable to lower realized natural gas prices for production volume on legacy systems’ wells and a $1.9 million increase in gas revenues subordinated to the investor partners within our investment partnerships for the nine months ended September 30, 2012 compared with the prior year period. Total oil revenues were $7.6 million for the nine months ended September 30, 2012, an increase of $0.3 million from $7.3 million for the comparable prior year period due primarily to higher average oil realized prices during the current year period. Total natural gas liquids revenues were $5.9 million for the nine months ended September 30, 2012, comparable with the prior year period.

Total production costs were $16.2 million for the nine months ended September 30, 2012, an increase of $4.2 million from $12.0 million for the nine months ended September 30, 2011. This increase was principally due to $5.5 million of production costs associated with ARP’s newly acquired Barnett Shale assets during the current year period, partially offset by a $1.3 million decrease associated with Appalachia production costs. The Appalachia decrease between the periods was principally due to a $1.9 million increase in ARP’s credit received against lease operating expenses pertaining to the subordination of its revenue within its investment partnerships, partially offset by a $0.3 million increase in water hauling and disposal costs and a $0.3 million increase in labor and other costs due to the timing of costs incurred.

PARTNERSHIP MANAGEMENT

Well Construction and Completion

Drilling Program Results. The number of wells ARP drills will vary within the partnership management segment depending on the amount of capital it raises through its investment partnerships, the cost of each well, the depth or type of each well, the estimated recoverable reserves attributable to each well and accessibility to the well site. The following table presents the amounts of drilling partnership investor capital raised and deployed (in thousands), as well as the number of gross and net development wells ARP drilled for its investment partnerships during the three and nine months ended September 30, 2012 and 2011. There were no exploratory wells drilled during the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Drilling partnership investor capital:
Raised	$23,110	$32,459	$26,110	$32,459
Deployed	$36,317	$35,657	$92,277	$64,336

Gross partnership wells drilled:
Appalachia	8	9	22	12
Mississippi Lime	2	—	4	—
Niobrara	—	33	51	50

Total	10	42	77	62

Net partnership wells drilled:
Appalachia	8	8	22	11
Mississippi Lime	2	—	3	—
Niobrara	—	33	51	50

Total	10	41	76	61

Well construction and completion revenues and costs and expenses incurred represent the billings and costs associated with the completion of wells for investment partnerships ARP sponsors. The following table sets forth information relating to these revenues and the related costs and number of net wells associated with these revenues during the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Average construction and completion:
Revenue per well	$6,701	$1,198	$1,099	$1,075
Cost per well	5,827	1,023	951	915

Gross profit per well	$874	$175	$148	$160

Gross profit margin	$4,736	$5,208	$12,395	$9,582

Partnership net wells associated with revenue recognized(1):
Appalachia	3	5	18	8
Mississippi Lime	2	—	3	—
New Albany/Antrim	—	—	—	3
Niobrara	—	25	63	49

	5	30	84	60

(1)	Consists of partnership net wells for which well construction and completion revenue was recognized on a percentage of completion basis.

Three Months Ended September 30, 2012 Compared with the Three Months Ended September 30, 2011. Well construction and completion segment margin was $4.7 million for the three months ended September 30, 2012, a decrease of $0.5 million from $5.2 million for the three months ended September 30, 2011. This decrease consisted of a $4.3 million decrease related to a decreased number of wells recognized for revenue within ARP’s investment partnerships, partially offset by a $3.8 million increase associated with higher gross profit margin per well. Average revenue and cost per well increased between periods due primarily to higher capital deployed in Appalachia for Marcellus Shale and Utica Shale wells within the Drilling Partnerships during third quarter 2012. As ARP’s drilling contracts with the investment partnerships are on a “cost-plus” basis, an increase or decrease in its average cost per well also results in a proportionate increase or decrease in its average revenue per well, which directly affects the number of wells it drills.

Nine Months Ended September 30, 2012 Compared with the Nine Months Ended September 30, 2011. Well construction and completion segment margin was $12.4 million for the nine months ended September 30, 2012, an increase of $2.8 million from $9.6 million for the nine months ended September 30, 2011. This increase consisted of a $3.6 million increase related to an increased number of wells recognized for revenue within ARP’s investment partnerships, partially offset by a $0.8 million decrease associated with lower gross profit margin per well. Average revenue and cost per well increased between periods due to higher capital deployed for Marcellus Shale and Utica Shale wells within the Drilling Partnerships during the first nine months of 2012. In addition, the increase in well construction and completion margin was due to the deployment of funds raised from ARP’s Fall 2011 drilling program in comparison to the Fall 2010 drilling program, which was cancelled following AEI’s announcement of the acquisition of the Transferred Business in November 2010.

Our consolidated balance sheet at September 30, 2012 includes $5.6 million of “liabilities associated with drilling contracts” for funds raised by ARP’s investment partnerships that have not been applied to the completion of wells due to the timing of drilling operations, and thus had not been recognized as well construction and completion revenue on our consolidated combined statements of operations. We expect to recognize this amount as revenue during the remainder of 2012 and the first half of 2013.

Administration and Oversight

Administration and oversight fee revenues represent supervision and administrative fees earned for the drilling and subsequent ongoing management of wells for ARP’s investment partnerships.

Three Months Ended September 30, 2012 Compared with the Three Months Ended September 30, 2011. Administration and oversight fee revenues were $4.4 million for the three months ended September 30, 2012, an increase of $2.1 million from $2.3 million for the three months ended September 30, 2011. This increase was primarily due to horizontal wells drilled in both the Mississippi Lime Shale and Utica Shale, which have higher fees per well, during the current year period.

Nine Months Ended September 30, 2012 Compared with the Nine Months Ended September 30, 2011. Administration and oversight fee revenues were $8.6 million for the nine months ended September 30, 2012, an increase of $3.5 million from $5.1 million for the nine months ended September 30, 2011. This increase was primarily due to horizontal wells drilled in both the Mississippi Lime Shale and Utica Shale during the current year period and an increase in the number of Marcellus Shale and Niobrara Shale wells drilled during the current year period in comparison to the prior year period, primarily as a result of the wells drilled as part of ARP’s Fall 2011 drilling program compared with the Fall 2010 drilling program. The planned Fall 2010 drilling program was cancelled following AEI’s announcement of the acquisition of the Transferred Business in November 2010.

Well Services

Well service revenue and expenses represent the monthly operating fees ARP charges and the work ARP’s service company performs for its investment partnership wells during the drilling and completing phase as well as ongoing maintenance of these wells and other wells in which ARP serves as operator.

Three Months Ended September 30, 2012 Compared with the Three Months Ended September 30, 2011. Well services revenues were $5.1 million for the three months ended September 30, 2012, an increase of $0.2 million from $4.9 million for three months ended September 30, 2011. Well services expenses were $2.2 million for the three months ended September 30, 2012, an increase of $0.2 million from $2.0 million for the three months ended September 30, 2011. The increase in well services revenue is primarily related to higher equipment rental revenue during the three months ended September 30, 2012 as compared with the comparable prior year period. The increase in well services expenses is primarily related to higher well labor costs.

Nine Months Ended September 30, 2012 Compared with the Nine Months Ended September 30, 2011. Well services revenues were $15.3 million for the nine months ended September 30, 2012, an increase of $0.2 million from $15.1 million for the nine months ended September 30, 2011. Well services expenses were $7.1 million for the nine months ended September 30, 2012, an increase of $1.0 million from $6.1 million for the nine months ended September 30, 2011. The increase in well services revenue is primarily related to higher equipment rental revenue during the nine months ended September 30, 2012 as compared with the comparable prior year period. The increase in well services expenses is primarily related to higher well labor costs.

Gathering and Processing

Gathering and processing margin includes gathering fees ARP charges to its investment partnership wells and the related expenses and gross margin for its processing plants in the New Albany Shale and the Chattanooga Shale, and the operating revenues and expenses of APL. The gathering fees charged to ARP’s Drilling Partnership wells generally range from $0.35 per Mcf to the amount of the competitive gathering fee, currently defined as 13% of the gross sales price of the natural gas. In general, pursuant to gathering agreements ARP has with a third-party gathering system which gathers the majority of its natural gas, ARP must also pay an additional amount equal to the excess of the gathering fees collected from the investment partnerships up to an amount equal to approximately 16% of the realized natural gas sales price (adjusted for the settlement of natural gas derivative instruments). However, in most of ARP’s Drilling Partnerships, it collects a gathering fee of 13% of the realized natural gas sales price per the respective partnership agreement. As a result, some of ARP’s gathering expenses within our partnership management segment, specifically those in the Appalachian Basin, will generally exceed the revenues collected from the investment partnerships by approximately 3%.

The following table presents ARP’s and APL’s gathering and processing revenues and expenses for each of the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Gathering and Processing:	2012	2011	2012	2011
Atlas Resource:
Revenue	$4,134	$4,431	$10,311	$14,048
Expense	(4,558)	(4,880)	(13,185)	(16,377)

Gross Margin	$(424)	$(449)	$(2,874)	$(2,329)

Atlas Pipeline:
Revenue	$293,890	$353,189	$849,475	$969,524
Expense	(240,672)	(296,745)	(697,642)	(815,703)

Gross Margin	$53,218	$56,444	$151,833	$153,821

Total:
Revenue	$298,024	$357,620	$859,786	$983,572
Expense	(245,230)	(301,625)	(710,827)	(832,080)

Gross Margin	$52,794	$55,995	$148,959	$151,492

Three Months Ended September 30, 2012 Compared with the Three Months Ended September 30, 2011. ARP’s net gathering and processing expense for the three months ended September 30, 2012 was $0.4 million, which was comparable with the three months ended September 30, 2011 as current year period increases in natural gas volume in the Appalachian Basin were offset by a decrease in its average realized natural gas price between the periods.

Gathering and processing margin for APL was $53.2 million for the three months ended September 30, 2012 compared with $56.4 million for the three months ended September 30, 2011. This decrease was due principally to lower natural gas and NGL sales prices, partially offset by higher production volumes.

Nine Months Ended September 30, 2012 Compared with the Nine Months Ended September 30, 2011. ARP’s net gathering and processing expense for the nine months ended September 30, 2012 was $2.9 million compared with $2.3 million for the nine months ended September 30, 2011. This increase was principally due to an increase in natural gas volume in the Appalachian Basin between the periods, partially offset by a decrease in its average realized natural gas price.

Gathering and processing margin for APL was $151.8 million for the nine months ended September 30, 2012 compared with $153.8 million for the nine months ended September 30, 2011. This decrease was due principally to higher production volumes, partially offset by lower natural gas and NGL sales prices.

Gain (Loss) on Mark-to-Market Derivatives

Gain (loss) on mark-to-market derivatives principally reflects the change in fair value of APL’s commodity derivatives that will settle in future periods, as APL does not apply hedge accounting to its derivatives. While APL utilizes either quoted market prices or observable market data to calculate the fair value of its natural gas and crude oil derivatives, valuations of APL’s NGL fixed price swaps are based on a forward price curve modeled on a regression analysis of quoted price curves for NGL’s for similar geographic locations, and valuations of its NGL options are based on forward price curves developed by third-party financial institutions. The use of unobservable market data for APL’s fixed price swaps and NGL options has no impact on the settlement of these derivatives. However, a change in management’s estimated fair values for these derivatives could impact our net income, though it would have no impact on our liquidity or capital resources. We recognized a loss of $11.2 million and a gain of $33.2 million for the three and nine months ended September 30, 2012, respectively, and a gain of $5.9 million and loss of $6.4 million for the three and nine months ended September 30, 2011, respectively, of APL’s mark-to-market gain (loss) on derivatives valued upon unobservable inputs.

Three Months Ended September 30, 2012 Compared with the Three Months Ended September 30, 2011. Loss on mark-to-market derivatives was $18.9 million for the three months ended September 30, 2012 as compared with a gain of $23.8 million gain for the three months ended September 30, 2011. This unfavorable movement was primarily due to a $49.4 million unfavorable variance in non-cash mark-to-market adjustments on APL’s commodity derivatives offset by a $6.7 million favorable movement in realized settlements on net cash derivative expense related to APL’s commodity derivatives, mainly as a result of lower NGL prices.

Nine Months Ended September 30, 2012 Compared with the Nine Months Ended September 30, 2011. Gain on mark-to-market derivatives was $36.9 million for the nine months ended September 30, 2012 as compared with a $9.0 million gain for the nine months ended September 30, 2011. This favorable movement was primarily due to an $18.4 million favorable movement in realized settlements on net cash derivative expense related to APL’s commodity derivatives, mainly as a result of lower NGL prices and a $9.5 million favorable variance in non-cash mark-to-market adjustments on APL’s commodity derivatives in the current period compared to the prior period.

Other, Net

Three Months Ended September 30, 2012 Compared with the Three Months Ended September 30, 2011. Other, net was $5.3 million for the three months ended September 30, 2012 as compared with $0.9 million for the comparable prior year period. This increase was primarily due to a $4.6 million increase in our equity earnings from Lightfoot, partially offset by a $1.5 million decrease in income from APL’s equity investments.

Nine Months Ended September 30, 2012 Compared with the Nine Months Ended September 30, 2011. Other, net was $8.6 million for the nine months ended September 30, 2012 as compared with $26.7 million for the comparable prior year period. This decrease was primarily due to a $14.7 million decrease in our equity earnings from Lightfoot, the $4.6 million premium amortization associated with ARP’s derivative contracts for production volumes related to wells recently acquired from Carrizo (see “Recent Developments”) and lower interest income, partially due to APL’s December 2011 settlement of a note receivable related to APL’s 49% non-controlling ownership interest in Laurel Mountain, which was sold in February 2011. These unfavorable movements were partially offset by the $1.3 million increase in APL’s income from equity investments. During the nine months ended September 30, 2011, we recorded a gain of $15.0 million pertaining to our share of Lightfoot LP’s gain recognized on the sale of International Resource Partners LP, its metallurgical and steam coal business in March 2011.

OTHER COSTS AND EXPENSES

General and Administrative Expenses

The following table presents our general and administrative expenses and those attributable to ARP and APL for each of the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
General and Administrative expenses:
Atlas Energy	$5,721	$4,630	$27,906	$17,954
Atlas Resource	16,147	4,757	48,427	12,275
Atlas Pipeline	12,123	9,230	32,513	26,817

Total	$33,991	$18,617	$108,846	$57,046

Total general and administrative expenses increased to $34.0 million for the three months ended September 30, 2012 compared with $18.6 million for the three months ended September 30, 2011. Our $5.7 million of general and administrative expenses for the three months ended September 30, 2012 represents a $1.1 million increase from the comparable period primarily related to a $0.9 million increase in salaries and wages and a $0.2 million increase in outside services. ARP’s $16.1 million of general and administrative expenses for the three months ended September 30, 2012 represents an $11.4 million increase from the comparable period primarily due to a $4.8 million increase in non-cash compensation expense, a $4.0 million unfavorable movement related to a decrease in net reimbursements ARP received in association with its transition services agreement with Chevron, which expired during the first quarter of 2012, and a $2.3 million increase in non-recurring transaction costs related to ARP’s 2012 acquisition activity that included its consummated acquisitions of assets from Carrizo, Titan and Equal (see “Recent Developments”). APL’s $12.1 million of general and administrative expense for the three months ended September 30, 2012 represents an increase of $2.9 million from the comparable prior year period, which was principally due to a $1.6 million increase of non-cash compensation expense, a $0.6 million increase in salaries and wages, a $0.5 million increase related to insurance and a $0.2 million increase in outside services.

Total general and administrative expenses increased to $108.8 million for the nine months ended September 30, 2012 compared with $57.0 million for the nine months ended September 30, 2011. Our $27.9 million of general and administrative expenses for the nine months ended September 30, 2012 represents a $10.0 million increase from the comparable period primarily due to a $6.4 million increase resulting from costs incurred in the formation of ARP and the related distribution of its common units, a $4.7 million increase of non-cash compensation expense and a $2.5 million increase in outside services, partially offset by a $3.6 million decrease related to the transfer of assets to ARP on March 5, 2012, as ARP is now responsible for these costs. ARP’s $48.4 million of general and administrative expenses for the nine months ended September 30, 2012 represents a $36.2 million increase from the comparable period primarily due to a $15.0 million unfavorable movement related to a decrease in net reimbursements ARP received in association with its transition services agreement with Chevron, which expired during the first quarter of 2012, a $13.5 million increase in non-recurring transaction costs related to ARP’s 2012 acquisition activity that included its consummated acquisitions of assets from Carrizo, Titan and Equal (see “Recent Developments”), and a $7.9 million increase in non-cash compensation expense. APL’s $32.5 million of general and administrative expense for the nine months ended September 30, 2012 represents an increase of $5.7 million from the comparable prior year period, which was principally due to a $5.5 million increase of non-cash compensation expense and a $1.3 million increase related to insurance, partially offset by a $1.0 million decrease in salaries and wages and a $0.1 million decrease in outside services.

Chevron Transaction Expense

During the three months ended September 30, 2012, ARP recognized a $7.7 million charge regarding its reconciliation process with Chevron, which was settled in October 2012 (see Item 1: Financial Statements).

Depreciation, Depletion and Amortization

The following table presents depreciation, depletion and amortization expense that was attributable to ARP and APL for each of the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Depreciation, depletion and amortization:
Atlas Resource	$13,918	$8,071	$33,848	$24,019
Atlas Pipeline	23,161	19,470	65,715	57,499

Total	$37,079	$27,541	$99,563	$81,518

Total depreciation, depletion and amortization increased to $37.1 million for the three months ended September 30, 2012 compared with $27.5 million for the comparable prior year period primarily due to a $5.7 million increase in ARP’s depletion expense and a $3.7 million increase in APL’s depreciation expenses, principally associated with APL’s expansion capital expenditures incurred subsequent to September 30, 2011.

Total depreciation, depletion and amortization increased to $99.6 million for the nine months ended September 30, 2012 compared with $81.5 million for the comparable prior year period primarily due to a $9.1 million increase in ARP’s depletion expense and an $8.2 million increase in APL’s depreciation expenses, principally associated with APL’s expansion capital expenditures incurred subsequent to September 30, 2011.

The following table presents ARP’s depletion expense per Mcfe for its operations for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Depletion expense (in thousands):
Total	$12,576	$6,882	$29,663	$20,626
Depletion expense as a percentage of gas and oil production revenue	51%	42%	48%	40%
Depletion per Mcfe	$1.42	$2.15	$1.64	$2.09

Depletion expense varies from period to period and is directly affected by changes in ARP’s gas and oil reserve quantities, production levels, product prices and changes in the depletable cost basis of ARP’s gas and oil properties. For the three months ended September 30, 2012, depletion expense increased $5.7 million to $12.6 million compared with $6.9 million for the three months ended September 30, 2011. ARP’s depletion expense of gas and oil properties as a percentage of gas and oil revenues was 51% for the three months ended September 30, 2012, compared with 42% for the three months ended September 30, 2011, an increase which was primarily due to a decrease in realized natural gas prices and an increase in production volumes between periods. Depletion expense per Mcfe was $1.42 for the three months ended September 30, 2012, a decrease of $0.73 per Mcfe from $2.15 for the three months ended September 30, 2011, primarily related to lower depletion expense per Mcfe for the assets acquired from Carrizo and Titan (see “Recent Developments”) and the addition of reserves for new Marcellus Shale wells, which began production during the nine months ended September 30, 2012. Depletion expense increased between periods principally due to an overall increase in production volume.

For the nine months ended September 30, 2012, depletion expense was $29.7 million, an increase of $9.1 million in comparison with $20.6 million for the nine months ended September 30, 2011. ARP’s depletion expense of gas and oil properties as a percentage of gas and oil revenues was 48% for the nine months ended September 30, 2012, compared with 40% for the nine months ended September 30, 2011, an increase which was primarily due to a decrease in realized natural gas prices and an increase in production volumes between periods. Depletion expense per Mcfe was $1.64 for the nine months ended September 30, 2012, a decrease of $0.45 per Mcfe from $2.09 for the nine months ended September 30, 2011, primarily related to lower depletion expense per Mcfe for the assets acquired from Carrizo and Titan (see “Recent Developments”) and the addition of reserves for new Marcellus Shale wells, which began production during the nine months ended September 30, 2012. Depletion expense increased between periods principally due to an overall increase in production volume.

Gain (Loss) on Asset Sales and Disposals

Gain (loss) on asset sales and disposals was consistent for the three months ended September 30, 2012 and 2011.

During the nine months ended September 30, 2012, the loss on asset sales and disposal was $7.0 million, compared to a gain of $255.7 million for the nine months ended September 30, 2011. ARP recognized a $7.0 million loss on asset sales and disposal for the nine months ended September 30, 2012, which pertained to ARP’s decision to terminate a farm-out agreement with a third party for well drilling in the South Knox area of the New Albany Shale that was originally entered into in 2010. The farm-out agreement contained certain well drilling milestones which needed to be met in order for ARP to maintain ownership of the South Knox processing plant. During 2012, ARP management decided not to continue progressing towards these milestones due to the current natural gas price environment. As a result, ARP forfeited its interest in the processing plant and recorded a loss related to the net book value of the assets during the nine months ended September 30, 2012. The $255.7 million gain on asset sales and disposal for the nine months ended September 30, 2011 primarily related to APL’s gain of $255.9 million on the sale of its 49% non-controlling interest in the Laurel Mountain joint venture which was finalized and recorded in February 2011.

Interest Expense

The following table presents our interest expense and that which was attributable to ARP and APL for each of the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest Expense:
Atlas Energy	$130	$379	$432	$6,435
Atlas Resource	1,423	—	2,529	—
Atlas Pipeline	9,692	5,936	27,669	24,525

Total	$11,245	$6,315	$30,630	$30,960

Total interest expense increased to $11.2 million for the three months ended September 30, 2012 as compared with $6.3 million for the three months ended September 30, 2011. This $4.9 million increase was due to a $3.8 million increase related to APL and a $1.4 million increase related to ARP, partially offset by our $0.3 million decrease. Our $0.3 million decrease in interest expense was primarily due to a $0.2 million decrease in commitment fees in the current year period for the unused portion of our current credit facility as compared to the unused portion of our previous credit facility in the prior year period and a $0.1 million decrease in amortization of deferred financing costs in the current year period as compared to the prior year period. Our previous credit facility was assigned to ARP on March 5, 2012 (see “ARP Credit Facility”). The $1.4 million increase in ARP’s interest expense was associated with outstanding borrowings under the transferred credit facility and amortization of deferred financing costs associated with the credit facility. The $3.8 million increase in interest expense for APL was primarily due to a $3.1 million increase in interest expense associated with APL’s 8.75% senior unsecured notes due on June 15, 2018 (“8.75% Senior Notes”) and a $1.0 million increase in interest associated with APL’s revolving credit facility, partially offset by a $0.5 million increase in APL’s capitalized interest. The increased capitalized interest is due to APL’s increased capital expenditures in the current period. The increased interest on APL’s 8.75% Senior Notes is due to the issuance of additional 8.75% Senior Notes in November 2011. The increased interest on APL’s revolving credit facility is due to additional borrowings in the current period to cover APL’s current capital expenditures. The increased capitalized interest is due to the increased capital expenditures in the current period (see “Capital Requirements”).

Total interest expense decreased to $30.6 million for the nine months ended September 30, 2012 as compared with $31.0 million for the nine months ended September 30, 2011. This $0.4 million decrease was due to our $6.0 million decrease, partially offset by a $3.1 million increase related to APL and a $2.5 million increase related to ARP. Our $6.0 million decrease in interest expense was primarily due to $4.9 million of accelerated amortization of deferred financing costs for our bridge credit facility that was entered into in connection with our closing of the acquisition of the Transferred Business and $0.6 million in interest expense related to borrowings from affiliates during the prior year period. The bridge credit facility was replaced in March 2011 by our previous credit facility, which was transferred to ARP in March 2012 (see “ARP Credit Facility”). The $2.5 million increase in ARP’s interest expense was associated with outstanding borrowings under the transferred credit facility and amortization of deferred financing costs associated with the credit facility. The $3.1 million increase in interest expense for APL was primarily due to a $9.1 million increase in interest expense associated with the 8.75% Senior Notes and a $3.2 million increase in interest associated with APL’s revolving credit facility, partially offset by a $6.0 million decrease in interest expense associated with APL’s 8.125% senior unsecured notes due on December 15, 2015 (“8.125% Senior Notes”) and a $3.3 million increase in APL’s capitalized interest. The increased interest on APL’s 8.75% Senior Notes is due to the issuance of additional 8.75% Senior Notes in November 2011. The increased interest on APL’s revolving credit facility is due to additional borrowings since September 30, 2011 to cover APL’s capital expenditures. The lower interest expense on APL’s 8.125% Senior Notes is due to the redemption of APL’s 8.125% Senior Notes in April 2011 with proceeds from the sale of its 49% non-controlling interest in Laurel Mountain. The increased capitalized interest is due to APL’s increased capital expenditures in the current period (see “Capital Requirements”).

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt for the nine months ended September 30, 2011 represents the premium paid for the redemption of the APL 8.125% Senior Notes and APL’s recognition of deferred finance costs related to the redemption.

(Income) Loss Attributable to Non-Controlling Interests

Loss attributable to non-controlling interests was $10.0 million for the three months ended September 30, 2012 as compared with income of $43.8 million for the comparable prior year period. (Income) loss attributable to non-controlling interests includes an allocation of APL’s and ARP’s net (income) losses to non-controlling interest holders. The decrease between the three months ended September 30, 2012 and the prior year comparable period was primarily due to the decrease in APL’s net earnings between periods, as a result of the gain on mark-to-market derivatives in the prior year period.

Income attributable to non-controlling interests was $52.6 million for the nine months ended September 30, 2012 as compared with income of $263.1 million for the comparable prior year period. (Income) loss attributable to non-controlling interests includes an allocation of APL’s and ARP’s net income to non-controlling interest holders. The decrease between the nine months ended September 30, 2012 and the prior year comparable period was primarily due to the decrease in APL’s net earnings between periods, as a result of the gain from the sale of its investment in Laurel Mountain in 2011, partially offset by the gain on mark-to-market derivatives in the current year period.

Income Not Attributable to Common Limited Partners

For the nine months ended September 30, 2011, income not attributable to common limited partners was $4.7 million, which consisted of income not attributable to common limited partners related to the results of operations of the Transferred Business prior to our acquisition on February 17, 2011 (see “Financial Presentation”).

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

Cash Flows – Nine Months Ended September 30, 2012 Compared with the Nine Months Ended September 30, 2011

Net cash provided by operating activities of $27.9 million for the nine months ended September 30, 2012 represented an unfavorable movement of $32.9 million from net cash provided by operating activities of $60.8 million for the comparable prior year period. The $32.9 million decrease was derived principally from a $40.2 million unfavorable movement in non-cash gain on derivatives, a $25.0 million unfavorable movement in distributions paid to non-controlling interests and a $25.0 million decrease in net income excluding non-cash items, partially offset by a $57.3 million favorable movement in working capital. The non-cash charges which impacted net income included a $262.7 million favorable movement in gain (loss) on asset disposals and a $14.3 million favorable movement in non-cash expenses including loss on early extinguishment of debt, depreciation, depletion and amortization, amortization of deferred financing costs, equity income and distributions from unconsolidated companies and compensation expense, partially offset by a $302.0 million decrease in net income from continuing operations. The decrease in net income from continuing operations was primarily due to a $255.9 million net gain on the sale of APL’s interest in Laurel Mountain in the first quarter of 2011. The movement in cash distributions to non-controlling interest holders was due principally to increases in the cash distributions of ARP and APL. The movement in working capital was principally due to a $67.6 million favorable movement in accounts receivable and other current assets, due to a decrease in subscriptions receivable for funds raised for ARP’s new drilling program in the fourth quarter of 2011, partially offset by a $10.3 million unfavorable movement in accounts payable and other current liabilities.

Net cash used in investing activities of $616.5 million for the nine months ended September 30, 2012 represented an unfavorable movement of $744.1 million from net cash provided by investing activities of $127.6 million for the comparable prior year period. This unfavorable movement was principally due to a $411.5 million decrease in net proceeds from asset disposals, a $131.4 million unfavorable movement in capital expenditures and a $301.2 million unfavorable movement in net cash paid for acquisitions, partially offset by a $97.3 million favorable movement in APL’s investments in unconsolidated companies and a $2.7 million favorable movement in other assets. The net cash paid for acquisitions included cash paid for ARP’s transactions related to the Carrizo, Titan and Equal acquisitions and APL’s acquisitions. See further discussion of capital expenditures under “- Capital Requirements”.

Net cash provided by financing activities of $544.5 million for the nine months ended September 30, 2012 represented a favorable movement of $660.8 million from net cash used in financing activities of $116.3 million for the comparable prior year period. This movement was principally due to a $319.1 million favorable movement in net proceeds from APL’s long-term debt, a $315.0 million favorable movement in APL’s repayments of long-term debt, a $156.5 million favorable movement in repayments of ARP’s and APL’s respective credit facilities, a $119.4 million favorable movement in net proceeds from ARP’s equity offerings related to the Carrizo acquisition, a $14.3 million favorable movement in APL’s payments of premiums on the early retirement of debt and an $8.0 million favorable movement due to the redemption of APL’s preferred equity, partially offset by a $125.0 million decrease in ARP’s and APL’s borrowings under their respective credit facilities, a $117.3 million unfavorable movement in the non-cash transaction adjustment related to the acquisition of the Transferred Business on February 17, 2011, a $19.1 million increase in distributions paid to unitholders and a $10.1 million unfavorable movement in deferred financing costs and other. The gross amount of borrowings and repayments under the credit facilities included within net cash used in financing activities in the consolidated combined statements of cash flows, which are generally in excess of net borrowings or repayments during the period or at period end, reflect the timing of cash receipts, which generally occur at specific intervals during the period and are utilized to reduce borrowings under the credit facilities, and payments, which generally occur throughout the period and increase borrowings under the credit facilities, for ARP and APL, which is generally common practice for their industries.

ARP’s July 2012 acquisition of Titan in exchange for 3.8 million ARP common units and 3.8 million newly created convertible Class B preferred units (which had a collective value of $193.2 million, based upon the closing price of ARP’s publicly traded units as of the acquisition close date) represented a non-cash transaction during the nine months ended September 30, 2012 (see “Recent Developments”).

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

The following table summarizes consolidated maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Atlas Resource
Maintenance capital expenditures	$3,350	$2,300	$6,850	$7,533
Expansion capital expenditures	24,377	19,588	66,529	28,737

Total	$27,727	$21,888	$73,379	$36,270

Atlas Pipeline
Maintenance capital expenditures	$4,732	$4,980	$13,242	$13,451
Expansion capital expenditures	91,292	51,195	229,170	134,693

Total	$96,024	$56,175	$242,412	$148,144

Consolidated Combined
Maintenance capital expenditures	$8,082	$7,280	$20,092	$20,984
Expansion capital expenditures	115,669	70,783	295,699	163,430

Total	$123,751	$78,063	$315,791	$184,414

Atlas Resource Partners. During the three months ended September 30, 2012, ARP’s $27.7 million of total capital expenditures consisted primarily of $20.7 million for well costs, which consist principally of ARP’s investments in the Drilling Partnerships, compared with $19.4 million for the prior year comparable period, $5.0 million of leasehold acquisition costs compared with $1.2 million for the prior year comparable period, $0.2 million of gathering and processing costs compared with $0.8 million for the prior year comparable period and $1.8 million of corporate and other compared with $0.5 million for the prior year comparable period. The increase in investments in the investment partnerships was the result of the cancellation of ARP’s Fall 2010 drilling program and the resulting reduction of partnership capital deployed during 2011. The net increase in leasehold acquisition costs principally related to additional Mississippi Lime acreage acquired during the three months ended September 30, 2012.

During the nine months ended September 30, 2012, ARP’s $73.4 million of total capital expenditures consisted primarily of $38.3 million for well costs, compared with $26.5 million for the prior year comparable period, $27.6 million of leasehold acquisition costs compared with $2.6 million for the prior year comparable period, $1.3 million of gathering and processing costs compared with $3.2 million for the prior year comparable period and $6.2 million of corporate and other compared with $4.0 million for the prior year comparable period. The increase in well costs was principally the result of the cancellation of ARP’s Fall 2010 drilling program and the resulting reduction of partnership capital deployed during 2011. The net increase in leasehold acquisition costs principally related to additional Marcellus Shale and Utica Shale acreage acquisitions and Barnett Shale acreage acquired through subsequent leasehold acquisitions in the region during the nine months ended September 30, 2012.

ARP continuously evaluates acquisitions of gas and oil assets. In order to make any acquisition, ARP believes it will be required to access outside capital either through debt or equity placements or through joint venture operations with other energy companies. There can be no assurance that ARP will be successful in its efforts to obtain outside capital.

Atlas Pipeline Partners. APL’s capital expenditures increased to $96.0 million for the three months ended September 30, 2012 compared with $56.2 million for the comparable prior year period. The increase was due principally to timing of expenditures related to certain processing facilities and pipeline expansion projects.

APL’s capital expenditures increased to $242.4 million for the nine months ended September 30, 2012 compared with $148.1 million for the comparable prior year period. The increase was primarily due to current major processing facility expansions, compressor upgrades and pipeline projects, including a 60 MMCFD expansion at the Velma system, which was placed in service in June 2012; a 200 MMCFD expansion at the WestOK system placed in service in September 2012; and construction of a 100 MMCFD plant in the WestTX system scheduled to be placed in service in the first half of 2013.

As of September 30, 2012, ARP and APL are committed to expend approximately $153.4 million on drilling and completion expenditures, pipeline extensions, compressor station upgrades and processing facility upgrades.

OFF BALANCE SHEET ARRANGEMENTS

As of September 30, 2012, our off-balance sheet arrangements were limited to ARP’s letters of credit outstanding of $0.6 million, APL’s letters of credit outstanding of $0.1 million and ARP’s and APL’s commitments to spend $153.4 million related to ARP’s drilling and completion expenditures, and ARP’s and APL’s capital expenditures.

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

Available cash will initially be distributed 98% to ARP’s common limited partners and 2% to its general partner. These distribution percentages are modified to provide for incentive distributions to be paid to us, as ARP’s general partner, if quarterly distributions to common limited partners exceed specified targets. Incentive distributions are generally defined as all cash distributions paid to ARP’s general partner that are in excess of 2% of the aggregate amount of cash being distributed. The incentive distribution rights will entitle us to receive an increasing percentage of cash distributed by ARP as it reaches specified targets. During the three and nine months ended September 30, 2012, we did not receive any incentive distributions from ARP.

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

Available cash is initially distributed 98% to APL’s common limited partners and 2% to its general partner. These distribution percentages are modified to provide for incentive distributions to be paid to APL’s general partner if quarterly distributions to common limited partners exceed specified targets. Incentive distributions are generally defined as all cash distributions paid to APL’s general partner that are in excess of 2% of the aggregate amount of cash being distributed. Atlas Pipeline GP agreed to allocate up to $3.75 million of incentive distribution rights per quarter back to APL after Atlas Pipeline GP receives the initial $7.0 million per quarter of incentive distribution rights as set forth in the IDR Adjustment Agreement. Incentive distributions of $1.6 million and $4.5 million were paid during the three and nine months ended September 30, 2012, respectively, and $0.4 million were paid for both the three and nine months ended September 30, 2011.

CREDIT FACILITY

In May 2012, we entered into a new credit facility with a syndicate of banks that matures in May 2016. The credit facility has maximum lender commitments of $50.0 million, and up to $5.0 million of the credit facility may be in the form of standby letters of credit. At September 30, 2012, no amounts were outstanding under the credit facility. Our obligations under the credit facility are secured by substantially all of our assets, including our ownership interests in APL and ARP. Additionally, our obligations under the credit facility may be guaranteed by future subsidiaries. At our election, interest on borrowings under the credit facility is determined by reference to either LIBOR plus an applicable margin of between 3.50% and 4.50% per annum or the base rate plus an applicable margin of between 2.50% and 3.50% per annum. The applicable margin will fluctuate based on the utilization of the facility. We are required to pay a fee between 0.5% and 0.625% per annum on the unused portion of the borrowing base, which is included within interest expense on our consolidated combined statement of operations.

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

At September 30, 2012, we have not guaranteed any of ARP’s or APL’s debt obligations.

ARP Credit Facility

At September 30, 2012, ARP had a senior secured credit facility with a syndicate of banks with a borrowing base of $310.0 million with $222.0 million outstanding. Concurrent with the closing of the Titan acquisition on July 25, 2012, ARP expanded the borrowing base on its revolving credit line from $250.0 million to $310.0 million. The credit facility matures in March 2016 and the borrowing base will be redetermined semi-annually in May and November. Up to $20.0 million of the credit facility may be in the form of standby letters of credit which would reduce ARP’s borrowing base, of which $0.6 million was outstanding at September 30, 2012, and was not reflected as borrowings on our consolidated balance sheet. ARP’s obligations under the facility are secured by mortgages on its oil and gas properties and first priority security interests in substantially all of its assets, including all of its ownership interests in a majority of its material operating subsidiaries. Additionally, obligations under the facility are guaranteed by substantially all of ARP’s subsidiaries. Borrowings under the credit facility bear interest, at ARP’s election, at either LIBOR plus an applicable margin between 2.00% and 3.00% per annum or the base rate (which is the higher of the bank’s prime rate, the Federal funds rate plus 0.5% or one-month LIBOR plus 1.00%) plus an applicable margin between 1.00% and 2.00% per annum. The applicable margin will fluctuate based on the utilization of the facility. Interest is generally payable quarterly for ABR loans and at the applicable maturity date for LIBOR loans. ARP is also required to pay a fee of 0.5% per annum on the unused portion of the borrowing base, which is included within interest expense on our consolidated combined statements of operations. At September 30, 2012, the weighted average interest rate was 2.7%.

The credit agreement contains customary covenants that limit ARP’s ability to incur additional indebtedness, grant liens, make loans or investments, make distributions if a borrowing base deficiency or default exists or would result from the distribution, merger or consolidation with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions including a sale of all or substantially all of ARP’s assets. ARP was in compliance with these covenants as of September 30, 2012. The credit agreement also requires ARP to maintain a ratio of Total Funded Debt (as defined in the credit agreement) to four quarters (actual or annualized, as applicable) of EBITDA (as defined in the credit agreement) not greater than 3.75 to 1.0 as of the last day of any fiscal quarter, a ratio of current assets (as defined in the credit agreement) to current liabilities (as defined in the credit agreement) of not less than 1.0 to 1.0 as of the last day of any fiscal quarter, and a ratio of four quarters (actual or annualized, as applicable) of EBITDA to Consolidated Interest Expense (as defined in the credit agreement) of not less than 2.5 to 1.0 as of the last day of any fiscal quarter.

APL Credit Facility

At September 30, 2012, APL had a $600.0 million senior secured revolving credit facility with a syndicate of banks, which matures in May 2017, of which $80.0 million was outstanding. Borrowings under APL’s credit facility bear interest, at APL’s option, at either (i) the higher of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) three-month LIBOR plus 1.0%, or (ii) the LIBOR rate for the applicable period (each plus the applicable margin). The weighted average interest rate on APL’s outstanding revolving credit facility borrowings at September 30, 2012 was 2.5%. Up to $50.0 million of the credit facility may be utilized for letters of credit, of which $0.1 million was outstanding at September 30, 2012. These outstanding letter of credit amounts were not reflected as borrowings on our consolidated balance sheet at September 30, 2012. At September 30, 2012, APL had $519.9 million of remaining committed capacity under its credit facility, subject to covenant limitations. We have not guaranteed any of the obligations under APL’s senior secured revolving credit facility.

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

The events which constitute an event of default for the revolving credit facility are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreement, adverse judgments against APL in excess of a specified amount and a change of control of APL’s general partner. APL was in compliance with these covenants as of September 30, 2012.

ARP Secured Hedge Facility

At September 30, 2012, ARP had a secured hedge facility agreement with a syndicate of banks under which certain Drilling Partnerships will have the ability to enter into derivative contracts to manage their exposure to commodity price movements. Under ARP’s senior secured credit facility, ARP is required to utilize this secured hedge facility for future commodity risk management activity for its equity production volumes within the participating Drilling Partnerships. ARP, as general partner of the Drilling Partnerships, will administer the commodity price risk management activity for the Drilling Partnerships under the secured hedge facility and guarantee their obligations under it. Before executing any hedge transaction, a participating Drilling Partnership is required to, among other things, provide mortgages on its oil and gas properties and first priority security interests in substantially all of its assets to the collateral agent for the benefit of the counterparties. The secured hedge facility agreement contains covenants that limit each of the participating Drilling Partnership’s ability to incur indebtedness, grant liens, make loans or investments, make distributions if a default under the secured hedge facility agreement exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions including a sale of all or substantially all of its assets.

In addition, it will be an event of default under ARP’s credit facility if ARP, as general partner of the Drilling Partnerships, breaches an obligation governed by the secured hedge facility and the effect of such breach is to cause amounts owing under swap agreements governed by the secured hedge facility to become immediately due and payable.

ISSUANCE OF UNITS

We recognize gains on ARP’s and APL’s equity transactions as credits to partners’ capital on our consolidated balance sheets rather than as income on our consolidated combined statements of operations. These gains represent our portion of the excess net offering price per unit of each of ARP’s and APL’s common units over the book carrying amount per unit.

In February 2011, we paid $30.0 million in cash and issued approximately 23.4 million newly issued common limited partner units for the Transferred Business acquired from AEI. Based on our common limited partner unit’s February 17, 2011 closing price on the NYSE, the common units issued to AEI were valued approximately at $372.2 million.

Atlas Resource Partners

Titan Acquisition

On July 25, 2012, ARP completed the acquisition of certain proved reserves and associated assets in the Barnett Shale from Titan in exchange for 3.8 million ARP common units and 3.8 million newly-created convertible Class B preferred units (which had a collective value of $193.2 million, based upon the closing price of ARP’s publicly traded common units as of the acquisition closing date), as well as $15.4 million in cash for closing adjustments. The preferred units are voluntarily convertible to common units on a one-for-one basis within three years of the acquisition closing date at a strike price of $26.03 plus all unpaid preferred distributions per unit, and will be mandatorily converted to common units on the third anniversary of the issuance. While outstanding, the preferred units will receive regular quarterly cash distributions equal to the greater of (i) $0.40 and (ii) the quarterly common unit distribution.

ARP entered into a registration rights agreement pursuant to which it agreed to file a registration statement with the SEC by January 25, 2013 to register the resale of the common units issued on the acquisition closing date and those issuable upon conversion of the preferred units. ARP agreed to use its commercially reasonable efforts to have the registration statement declared effective by March 31, 2013, and to cause the registration statement to be continuously effective until the earlier of (i) the date as of which all such common units registered thereunder are sold by the holders and (ii) one year after the date of effectiveness. On September 19, 2012, ARP filed a registration statement with the SEC in satisfaction of the registration requirements of the registration rights agreement and the registration statement was declared effective by the SEC on October 2, 2012. In connection with the issuance of common and preferred units, we recorded a $37.3 million gain within partner’s capital and a corresponding decrease in non-controlling interests on our consolidated balance sheet at September 30, 2012.

Carrizo Acquisition

On April 30, 2012, ARP completed the acquisition of certain oil and gas assets from Carrizo (see “Recent Developments”). To partially fund the acquisition, ARP sold 6.0 million of its common units in a private placement at a negotiated purchase price per unit of $20.00, for gross proceeds of $120.6 million, of which $5.0 million was purchased by certain of our executives. The common units issued by ARP are subject to a registration rights agreement entered into in connection with the transaction. The registration rights agreement stipulated that ARP would (a) file a registration statement with the SEC by October 30, 2012 and (b) cause the registration statement to be declared effective by the SEC by December 31, 2012. On July 11, 2012, ARP filed a registration statement with the SEC for the common units subject to the registration rights agreement in satisfaction of one of the requirements of the registration rights agreement noted previously. On August 28, 2012, the registration statement was declared effective by the SEC. In connection with the private placement of common units, we recorded an $11.2 million gain within partners’ capital and a corresponding decrease in non-controlling interests on our consolidated balance sheet at September 30, 2012.

ARP Common Unit Distribution

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

Atlas Pipeline Partners

Common Units

In August 2012, APL filed a registration statement describing its intention to enter into an equity distribution program with Citigroup. Pursuant to this program, APL may offer and sell from time to time through Citigroup, as its sales agent, common units having an aggregate value of up to $150.0 million. Subject to the terms and conditions of the equity distribution agreement, Citigroup will not be required to sell any specific number or dollar amount of the common units, but will use its reasonable efforts, consistent with its normal trading and sales practices, to sell such units. Such sales will be at market prices prevailing at the time of the sale. There will be no specific date on which the offering will end; there will be no minimum purchase requirements; and there will be no arrangements to place the proceeds of the offering in an escrow, trust or similar account. Under the terms of the planned equity distribution agreement, APL also may sell common units to Citigroup as principal for its own account at a price agreed upon at the time of the sale. APL intends to use the net proceeds from any such offering for general partnership purposes, which may include, among other things, repayment of indebtedness, acquisitions, capital expenditures and additions to working capital. Amounts repaid under APL’s revolving credit facility may be reborrowed to fund ongoing capital programs, potential future acquisitions or for general partnership purposes. As of September 30, 2012, the equity distribution agreement had not been signed and no common units have been offered or sold under the registration statement. APL will file a prospectus supplement upon the execution of the equity distribution agreement.

Preferred Units

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires making estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenue and expenses during the reporting period. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our financial position, results of operations or cash flows. Significant items that are subject to such estimates and assumptions include revenue and expense accruals, depletion, depreciation and amortization, asset impairment, fair value of derivative instruments, the probability of forecasted transactions and the allocation of purchase price to the fair value of assets acquired. A discussion of our significant accounting policies we have adopted and followed in the preparation of our consolidated combined financial statements was included in our Annual Report on Form 10-K for the year ended December 31, 2011 and we summarize our significant accounting policies within our consolidated combined financial statements included in Note 2 under “Item 1: Financial Statements” included in this report. The critical accounting policies and estimates we have identified are discussed below.

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

There were no impairments of proved or unproved gas and oil properties recorded by ARP for the three and nine months ended September 30, 2012 and 2011. During the year ended December 31, 2011, ARP recognized a $7.0 million asset impairment related to gas and oil properties within property, plant and equipment on our consolidated balance sheet for shallow natural gas wells in the Niobrara Shale. This impairment related to the carrying amount of these gas and oil properties being in excess of ARP’s estimate of their fair value at December 31, 2011. The estimate of fair value of these gas and oil properties was impacted by, among other factors, the deterioration of natural gas prices at the date of measurement.

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

There were no goodwill impairments recognized by us during the three and nine months ended September 30, 2012 and 2011, respectively.

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

Of the $50.7 million and $46.4 million of net derivative assets at September 30, 2012 and December 31, 2011, respectively, APL had net derivative assets of $35.4 million and $16.5 million at September 30, 2012 and December 31, 2011, respectively, that were classified as Level 3 fair value measurements which rely on subjective forward developed price curves. Holding all other variables constant, a 10% change in the price APL utilized in calculating the fair value of derivatives at September 30, 2012 would have resulted in a $1.2 million non-cash change, excluding the effect of non-controlling interests, to net income for the nine months ended September 30, 2012.

Liabilities that are required to be measured at fair value on a nonrecurring basis include our asset retirement obligations (“ARO’s”) that are defined as Level 3. Estimates of the fair value of ARO’s are based on discounted cash flows using numerous estimates, assumptions, and judgments regarding the cost, timing of settlement, our credit-adjusted risk-free rate and inflation rates.

Reserve Estimates

Our estimates of ARP’s proved natural gas and oil reserves and future net revenues from them are based upon reserve analyses that rely upon various assumptions, including those required by the SEC, as to natural gas and oil prices, drilling and operating expenses, capital expenditures and availability of funds. The accuracy of these reserve estimates is a function of many factors including the following: the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions, and the judgments of the individuals preparing the estimates. As discussed in “Item 2: Properties” of our Annual Report on Form 10-K for the year ended December 31, 2011, we engaged Wright and Company, Inc., an independent third-party reserve engineer, to prepare a report of our proved reserves.

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

Asset Retirement Obligations

On an annual basis, we and our subsidiaries estimate the cost of future dismantlement, restoration, reclamation and abandonment of our operating assets. We and our subsidiaries also estimate the salvage value of equipment recoverable upon abandonment. For the three and nine months ended September 30, 2012 and 2011, the estimate of salvage values was greater than or equal to our estimate of the costs of future dismantlement, restoration, reclamation and abandonment. Projecting future retirement cost estimates is difficult as it involves the estimation of many variables such as economic recoveries of reserves, future labor and equipment rates, future inflation rates and our subsidiaries’ credit adjusted risk free rate. Asset removal technologies and costs are constantly changing, as are regulatory, political, environmental, safety and public relations considerations. Since there are many variables in estimating asset retirement obligations, we attempt to limit the impact of management’s judgment on certain of these variables by developing a standard cost estimate based on historical costs and industry quotes updated annually. To the extent future revisions to these assumptions impact the fair value of our existing asset retirement obligation, a corresponding adjustment is made to our gas and oil properties and other property, plant and equipment. A decrease in salvage values or an increase in dismantlement, restoration, reclamation and abandonment costs from those we and our subsidiaries have estimated, or changes in their estimates or costs, could reduce our gross profit from operations.

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

We and our subsidiaries are exposed to various market risks, principally fluctuating interest rates and changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We and our subsidiaries manage these risks through regular operating and financing activities and periodic use of derivative financial instruments such as forward contracts and interest rate cap and swap agreements. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on September 30, 2012. Only the potential impact of hypothetical assumptions was analyzed. The analysis does not consider other possible effects that could impact our and our subsidiaries’ business.

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

Interest Rate Risk. At September 30, 2012, we had no outstanding borrowings under our credit facility, ARP had $222.0 million of outstanding borrowings under its revolving credit facility and APL had $80.0 million of outstanding borrowings under its senior secured revolving credit facility. Holding all other variables constant, a hypothetical 100 basis-point or 1% change in variable interest rates would change our consolidated combined interest expense for the twelve-month period ending September 30, 2013 by $0.9 million, excluding the effect of non-controlling interests.

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

Holding all other variables constant, including the effect of commodity derivatives, a 10% change in the average commodity prices would result in a change to our consolidated combined operating income from continuing operations for the twelve-month period ending September 30, 2013 of approximately $4.5 million, net of non-controlling interests.

At September 30, 2012, ARP had the following commodity derivatives:

Natural Gas Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(mmbtu)(1)	(per mmbtu)(1)
2012	5,591,000	$3.378
2013	21,529,700	$3.853
2014	16,233,000	$4.215
2015	11,994,500	$4.259
2016	9,866,300	$4.334
2017	3,600,000	$4.579

Natural Gas Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap
		(mmbtu)(1)	(per mmbtu)(1)
2012	Puts purchased	1,080,000	$4.074
2012	Calls sold	1,080,000	$5.279
2013	Puts purchased	5,520,000	$4.395
2013	Calls sold	5,520,000	$5.443
2014	Puts purchased	3,840,000	$4.221
2014	Calls sold	3,840,000	$5.120
2015	Puts purchased	3,480,000	$4.234
2015	Calls sold	3,480,000	$5.129

Natural Gas Put Options

Production Period Ending December 31,	Option Type	Volumes	Average Fixed Price
		(mmbtu)(1)	(per mmbtu)(1)
2012	Puts purchased	1,470,000	$2.802
2013	Puts purchased	3,180,000	$3.450
2014	Puts purchased	1,800,000	$3.800
2015	Puts purchased	1,440,000	$4.000
2016	Puts purchased	1,440,000	$4.150

Crude Oil Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Bbl)(1)	(per Bbl)(1)
2012	6,750	$103.804
2013	18,600	$100.669
2014	36,000	$97.693
2015	45,000	$89.504

Crude Oil Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap
		(Bbl)(1)	(per Bbl)(1)
2012	Puts purchased	15,000	$90.000
2012	Calls sold	15,000	$117.912
2013	Puts purchased	60,000	$90.000
2013	Calls sold	60,000	$116.396
2014	Puts purchased	41,160	$84.169
2014	Calls sold	41,160	$113.308
2015	Puts purchased	29,250	$83.846
2015	Calls sold	29,250	$110.654

(1)	“Mmbtu” represents million British Thermal Units; “Bbl” represents barrels.

As of September 30, 2012, APL had the following commodity derivatives:

Fixed Price Swaps

Production Period	Purchased/ Sold	Commodity	Volumes(1)	Average Fixed Price

Natural Gas
2012	Sold	Natural Gas	1,140,000	$3.275
2013	Sold	Natural Gas	1,200,000	$3.476
2014	Sold	Natural Gas	5,400,000	$3.903

Natural Gas Liquids
2012	Sold	Natural Gas Liquids	8,316,000	$1.575
2013	Sold	Natural Gas Liquids	52,416,000	$1.269
2014	Sold	Natural Gas Liquids	21,420,000	$1.251

Crude Oil
2012	Sold	Crude Oil	75,000	$95.583
2013	Sold	Crude Oil	345,000	$97.170
2014	Sold	Crude Oil	180,000	$92.265

Options

Production Period	Purchased/ Sold	Type	Commodity	Volumes(1)	Average Strike Price

Natural Gas Liquids
2012	Purchased	Put	Natural Gas Liquids	15,498,000	$1.568
2013	Purchased	Put	Natural Gas Liquids	38,556,000	$1.943

Crude Oil
2012	Sold(2)	Call	Crude Oil	124,500	$94.694
2012	Purchased(2)	Call	Crude Oil	45,000	$125.200
2012	Purchased	Put	Crude Oil	39,000	$105.801
2013	Purchased	Put	Crude Oil	282,000	$100.100
2014	Purchased	Put	Crude Oil	331,500	$95.741

(1)	Volumes for natural gas are stated in MMBTU’s. Volumes for NGLs are stated in gallons. Volumes for crude oil are stated in barrels.
(2)

Calls purchased for 2012 represent offsetting positions for calls sold as part of costless collars. These offsetting positions were entered into to limit the potential loss which could be incurred if crude oil prices continued to rise.

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

Under the supervision of our general partner’s Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In April and July 2012, ARP acquired certain assets from Carrizo and Titan, respectively (see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Recent Developments”). We are continuing to integrate these systems’ historical internal controls over financial reporting with our existing internal controls over financial reporting. This integration may lead to changes in our or the acquired systems’ historical internal controls over financial reporting in future fiscal reporting periods.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

One of our subsidiaries entered into two agreements with the United States Environmental Protection Agency (the “EPA”), effective on September 25, 2012 to settle alleged violations in connection with a fire that occurred at a natural gas well and associated well pad site in Washington County, Pennsylvania in 2010. The EPA alleged non-compliance with the Clean Air Act, including with respect to the storage and handling of the natural gas condensate as well as non-compliance with the Emergency Planning and Community Right-to-Know Act of 1986. The subsidiary agreed to a civil penalty of $84,506 under a consent agreement and agreed to upgrade its facility pursuant to an administrative settlement agreement.

On August 3, 2011, CNX Gas Company LLC filed a lawsuit in the United States District Court for the Eastern District of Tennessee at Knoxville styled CNX Gas Company LLC vs. Miller Energy Resources, Inc., Chevron Appalachia, LLC as successor in interest to Atlas America, LLC, Cresta Capital Strategies, LLC, and Scott Boruff, No. 3:11-cv-00362. On April 16, 2012 Atlas Energy Tennessee, LLC, one of our subsidiaries, was brought in to the lawsuit by way of Amended Complaint. On April 23, 2012, the Court dismissed Chevron Appalachia, LLC as a party on the grounds of lack of subject matter jurisdiction over that entity.

The lawsuit alleges that CNX entered into a Letter of Intent with Miller Energy for the purchase by CNX of certain leasehold interests containing oil and natural gas rights, representing around 30,000 acres in East Tennessee. The lawsuit also alleges that Miller Energy breached the Letter of Intent by refusing to close by the date provided and by allegedly entertaining offers from third parties for the same leasehold interests. Allegations of inducement of breach of contract and related claims are made by CNX against the remaining defendants, on the theory that these parties knew of the terms of the Letter of Intent and induced Miller Energy to breach the Letter of Intent. CNX is seeking $15.5 million in damages. We assert that we acted in good faith and believe that the outcome of the litigation will be resolved in our favor.

We and our subsidiaries are also parties to various routine legal proceedings arising out of the ordinary course of our business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

ITEM 1A:	RISK FACTORS

Regulations promulgated by the Commodities Futures Trading Commission could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act is intended to change fundamentally the way swap transactions are entered into, transforming an over-the-counter market in which parties negotiate directly with each other into a regulated market in which most swaps are to be executed on registered exchanges or swap execution facilities and cleared through central counterparties. These statutory requirements must be implemented through regulation, primarily through rules to be adopted by the Commodities Futures Trading Commission, or CFTC. Many market participants will be newly regulated as swap dealers or major swap participants, with new regulatory capital requirements and other regulations that impose business conduct rules and mandate how they hold collateral or margin for swap transactions. All market participants will be subject to new reporting and recordkeeping requirements. The new regulations may require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our existing or future derivative activities. As a commercial end-user which uses swaps to hedge or mitigate commercial risk, rather than for speculative purposes, we are permitted to opt out of the clearing and exchange trading requirements. However, we could be exposed to greater liquidity and credit risk with respect to our hedging transactions if we do not use cleared and exchange-traded swaps. Counterparties to our derivative instruments which are federally insured depository institutions are required to spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties. The new regulations could significantly increase the cost of derivative contracts; materially alter the terms of derivative contracts; reduce the availability of derivatives to protect against risks we encounter; reduce our ability to monetize or restructure our derivative contracts in existence at that time; and increase our exposure to less creditworthy counterparties. If we reduce or change the way we use derivative instruments as a result of the legislation or regulations, our results of operations may become more volatile and cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the legislation was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on our combined financial position, results of operations and/or cash flows.

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

Some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances. For example:

•

New York has imposed a de facto moratorium on the issuance of permits for high volume, horizontal hydraulic fracturing until state administered environmental studies are finalized. The public comment period for proposed regulations closed in January 2012. Final Regulations have not yet been issued. In October 2012, the New York Department of Environmental Conservation asked the New York Health Department to assess the health impacts of high volume hydraulic fracturing. If regulations are not issued by November 29, 2012, that is, one year from the last public hearing, and/or an extension is not granted, then the rulemaking process must be reopened.

•

Pennsylvania has adopted a variety of regulations limiting how and where fracturing can be performed. In February 2012, legislation was passed in Pennsylvania requiring, among other things, disclosure of chemicals used in hydraulic fracturing. To implement the new legislative requirements, in August of 2012 the Pennsylvania Department of Environmental Protection issued proposed conceptual changes to its environmental regulations governing oil and gas operations. The conceptual changes would include requiring secondary containment for tanks associated with hydraulic fracturing and the submission of increased water withdrawal information necessary to secure required Water Management Plans.

•

In June 2012, Ohio passed legislation that made several significant amendments to the state’s oil and gas law, including additional permitting requirements, chemical disclosure requirements, and site investigation requirements for horizontal wells.

•	In September 2012, the Texas Railroad Commission approved new proposed regulations relating to the commercial recycling of produced water and/or hydraulic fracturing flowback fluid.

•

In June 2012, the West Virginia Department of Environmental Protection introduced a proposed legislative rule titled “Rules Governing Horizontal Well Development,” which imposes more stringent regulation of horizontal drilling. The proposed rule was developed to provide further direction in the implementation and administration of the Natural Gas Horizontal Well Control Act that became effective on December 14, 2011.

In addition to state law, local land use restrictions, such as city ordinances, may restrict or prohibit the performance of well drilling in general and/or hydraulic fracturing in particular. If state, local, or municipal legal restrictions are adopted in areas where we and our subsidiaries are currently conducting, or in the future plan to conduct, operations, we and our subsidiaries may incur additional costs to comply with such requirements that may be significant in nature, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from the drilling of wells. Generally, Federal, state and local restrictions and requirements are applied consistently to similar types of producers (e.g., conventional, unconventional, etc.), regardless of size of the producing company.

Although, to date, the hydraulic fracturing process has not generally been subject to regulation at the federal level, there are certain governmental reviews either under way or being proposed that focus on environmental aspects of hydraulic fracturing practices, and some federal regulation has taken place. A few of these initiatives are listed here, although others may exist now or be implemented in the future. In April 2012, President Obama established an Interagency Working Group to Support Safe and Responsible Development of Unconventional Domestic Natural Gas Resources with the purpose of coordinating the policies and activities of agencies regarding unconventional gas development. The Environmental

Protection Agency, which we refer to as the EPA, has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel fuel as an additive under the Safe Drinking Water Act. In May 2012, the EPA issued draft permitting guidance for oil and gas hydraulic fracturing activities using diesel fuel. After reviewing comments submitted on the draft guidance in September 2012, the EPA is considering withdrawing the draft guidance and reissuing the policies contained therein as a proposed rulemaking. In addition, legislation that would provide for increased federal regulation of hydraulic fracturing and require disclosure of the chemicals used in the hydraulic fracturing process could be introduced in the future. Furthermore, a number of federal agencies are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. For example, the EPA is currently studying the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with a progress report expected to be available by late 2012 and final draft report for public comment and peer review expected to be available by 2014. The EPA is also proposing to issue a draft criteria document updating the water quality criteria for chloride in early 2013, and a proposed rule regarding effluent limitation guidelines for natural gas extraction from shale gas in 2014. On May 4, 2012, the U.S. Department of the Interior, Bureau of Land Management proposed a rule that includes provisions requiring disclosure of chemicals used in hydraulic fracturing and construction standards for hydraulic fracturing on federal lands.

Certain members of U.S. Congress have called upon the U.S. Government Accountability Office to investigate how hydraulic fracturing might adversely affect water resources, and Congress has asked the SEC to investigate the natural gas industry and any possible misleading of investors or the public regarding the economic feasibility of pursuing natural gas deposits in shales by means of hydraulic fracturing. In addition, Congress requested the U.S. Energy Information Administration to provide a better understanding of that agency’s estimates regarding natural gas reserves, including reserves from shale formations, as well as uncertainties associated with those estimates. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could result in initiatives to further regulate hydraulic fracturing under the Safe Drinking Water Act or one or more other regulatory mechanisms. If new laws or regulations that significantly restrict hydraulic fracturing are adopted at the state and local level, such laws could make it more difficult or costly for us and our subsidiaries to perform hydraulic fracturing to stimulate production from dense subsurface rock formations and, in the event of local prohibitions against commercial production of natural gas, may preclude our and our subsidiaries’ ability to drill wells. In addition, if hydraulic fracturing becomes regulated at the federal level as a result of federal legislation or regulatory initiatives by the EPA or other federal agencies, our and our subsidiaries’ fracturing activities could be significantly affected. Some of the potential effects of changes in Federal, state or local regulation of hydraulic fracturing operations could include, but are not limited to, the following: additional permitting requirements, permitting delays, increased costs, changes in the way operations, drilling and/or completion must be conducted, increased recordkeeping and reporting, and restrictions on the types of additives that can be used, among other potential effects that are not listed here. Restrictions on hydraulic fracturing could also reduce the amount of oil and natural gas that we and our subsidiaries are ultimately able to produce from our reserves.

Recently promulgated rules regulating air emissions from oil and natural gas operations could cause us to incur increased capital expenditures and operating costs.

In August 2012, the EPA published final rules that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package includes New Source Performance Standards, which we refer to as the NSPS, to address emissions of sulfur dioxide and volatile organic compounds, which we refer to as VOCs, and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The NSPS require operators, starting in 2015, to reduce VOC emissions from oil and natural gas production facilities by conducting “green completions” for hydraulic fracturing, that is, recovering rather than venting the gas and natural gas liquids that come to the surface during completion of the fracturing process. The NSPS also establish specific requirements regarding emissions from compressors, dehydrators, storage tanks, and other production equipment. In addition, effective in 2012, the rules establish new notification requirements before conducting hydraulic fracturing and more stringent leak detection requirements for natural gas processing plants. The NSPS became effective October 15, 2012 and will likely require a number of modifications to our and our subsidiaries’ operations, including the installation of new equipment. Compliance with the new rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our and our subsidiaries’ business.

States are also proposing more stringent requirements in air permits for well sites and compressor stations. For example, Pennsylvania has proposed to revise a list of sources exempt from air permitting requirements such that certain sources associated with oil and gas exploration and production would be required to obtain an air permit. In conjunction with this proposal, Pennsylvania has proposed to revise its General Permit for Natural Gas Production Facilities to include well sites. Ohio is also considering revising its current General Permit for Natural Gas Production Operations to cover emissions from completion activities.

Climate change legislation or regulations restricting emissions of greenhouse gases could result in increased operating costs and reduced demand for our services.

Both houses of U.S. Congress have actively considered legislation to reduce emissions of greenhouse gases, and almost half of the states have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall greenhouse gas emission reduction goal is achieved. The adoption of any legislation or regulations that limits emissions of greenhouse gases from our equipment and operations could require us and our subsidiaries to incur costs to reduce emissions of greenhouse gases associated with our and our subsidiaries’ operations, and such requirements also could adversely affect demand for the oil and natural gas that we and our subsidiaries produce.

In response to findings that emissions of carbon dioxide, methane, and other greenhouse gases present a danger to public health and the environment because emissions of such gases are contributing to the warming of the earth’s atmosphere and other climate changes, the EPA has adopted regulations under existing provisions of the Clean Air Act that require entities that produce certain gases to inventory, monitor and report such gases. On November 30, 2010, the EPA published a final greenhouse gas emissions reporting rule relating to natural gas processing, transmission, storage, and distribution activities, which required reporting by September 28, 2012 for emissions occurring in 2011. Additionally, in 2010, the EPA issued rules to regulate greenhouse gas emissions through traditional major source construction and operating permit programs. The EPA confirmed the permitting thresholds established in the 2010 rule in July 2012. These permitting programs require consideration of and, if deemed necessary, implementation of best available control technology to reduce greenhouse gas emissions. As a result, our and our subsidiaries’ operations could face additional costs for emissions control and higher costs of doing business.

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

A significant portion of our natural gas extraction activity utilizes hydraulic fracturing, which results in water that must be treated and disposed of in accordance with applicable regulatory requirements. Environmental regulations governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing may increase operating costs and cause delays, interruptions or termination of operations, the extent of which cannot be predicted, all of which could have an adverse effect on our and our subsidiaries’ operations and financial performance. For example, Pennsylvania requires the development of a Water Management Plan before hydraulically fracturing an unconventional well. The requirements of these plans continue to be modified by state laws and Pennsylvania Department of Environmental Protection, which we refer to as the PADEP, policies. In June 2012, Ohio passed legislation that established a water withdrawal and consumptive use permit program in the Lake Erie watershed. If certain withdrawal thresholds are triggered due to our water needs for a particular project, we and our subsidiaries will be required to develop a Water Conservation Plan and obtain a withdrawal permit for that project.

Our and our subsidiaries’ ability to collect and dispose of water will affect our production, and potential increases in the cost of water treatment and disposal may affect our and our subsidiaries’ profitability. The imposition of new environmental initiatives and regulations could include restrictions on our ability to conduct hydraulic fracturing or disposal of produced water, drilling fluids and other substances associated with the exploration, development and production of gas and oil. For example, in July 2012, the Ohio Department of Natural Resources promulgated emergency amendments to the regulations governing disposal wells in Ohio. The emergency rules provide the Department with the authority to require certain testing as part of the process for obtaining a permit for the underground injection of produced water, and require all new disposal wells to be equipped with continuous pressure monitors and automatic shut off devices.

Impact fees and severance taxes could materially increase our liabilities.

In an effort to offset budget deficits and fund state programs, many states have imposed impact fees and/or severance taxes on the natural gas industry. In February 2012, Pennsylvania implemented an impact fee for unconventional wells drilled in the counties that elect to impose the fee. An unconventional gas well is a well that is drilled into an unconventional formation, which is defined as a geologic shale formation below the base of the Elk Sandstone or its geologic equivalent where natural gas generally cannot be produced except by horizontal or vertical well bores stimulated by hydraulic fracturing, which would include the Marcellus Shale. The fee, which changes from year to year, is based on the average annual price of natural gas as determined by the NYMEX price, as reported by the Wall Street Journal for the last trading day of each calendar month. For example, based upon natural gas prices for 2011, the impact fee for qualifying unconventional horizontal wells spudded by the end of 2011 was $50,000 per well, while the impact fee for unconventional vertical wells was reduced to twenty percent of the horizontal well fee. The payment structure for the impact fee makes the fee due the year after an unconventional well is spudded, and the fee will continue for 15 years for a horizontal well and 10 years for a vertical well. The impact fee for our wells including the wells in our Drilling Partnerships was approximately $2.8 million for the year ended December 31, 2011. In total, the natural gas industry paid more than $200 million to the Commonwealth of Pennsylvania, which will be distributed between state agencies, local entities and other related groups.

Ohio Governor John Kasich has proposed a severance tax on shale gas, shale oil, and natural gas liquids recovered through hydraulic fracturing. Under the proposed tax plan, oil and natural gas liquids recovered through hydraulic fracturing in the Utica and Marcellus shales would be taxed at 1.5% of annual gross sales in the first year and 4% afterward. Dry gas would be taxed yearly at 1% of gross sales, rather than the $0.03/Mcf the state currently charges. The proposed plan also levies a $25,000 fee on each well drilled.

President Obama’s Fiscal Year 2013 Budget Proposal also includes provisions with significant tax consequences. If enacted, U.S. tax laws would be amended to eliminate the immediate deduction for intangible drilling and development costs and to eliminate the deduction from income for domestic production activities relating to oil and natural-gas exploration and development.

Because we and our subsidiaries handle natural gas and oil, we may incur significant costs and liabilities in the future resulting from a failure to comply with new or existing environmental regulations or an accidental release of substances into the environment.

How we and our subsidiaries plan, design, drill, install, operate and abandon natural gas wells and associated facilities are matters subject to stringent and complex federal, state and local environmental laws and regulations. These include, for example:

•	The federal Clean Air Act and comparable state laws and regulations that impose obligations related to air emissions;

•

The federal Clean Water Act and comparable state laws and regulations that impose obligations related to spills, releases, streams, wetlands and discharges of pollutants into regulated bodies of water;

•

The federal Resource Conservation and Recovery Act, which we refer to as RCRA, and comparable state laws that impose requirements for the handling and disposal of waste, including produced waters, from our facilities;

•

The federal Comprehensive Environmental Response, Compensation, and Liability Act, which we refer to as CERCLA, and comparable state laws that regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us, our subsidiaries, and AEI or at locations to which we, our subsidiaries, and AEI have sent waste for disposal; and

•	Wildlife protection laws and regulations such as the Migratory Bird Treaty Act that requires operators to cover reserve pits during the cleanup phase of the pit, if the pit is open more than 90 days.

Complying with these requirements is expected to increase costs and prompt delays in natural gas production. There can be no assurance that we will be able to obtain all necessary permits and, if obtained, that the costs associated with obtaining such permits will not exceed those that previously had been estimated. It is possible that the costs and delays associated with compliance with such requirements could cause us and our subsidiaries to delay or abandon the further development of certain properties.

Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. These enforcement actions may be handled by the EPA and/or the appropriate state agency. In some cases, the EPA has taken a heightened role in oil and gas enforcement activities. For example, in 2011, EPA Region III requested the lead on all oil and gas related violations in the United States Army Corps of Engineers’ Pittsburgh District. We also understand that the EPA has taken an increased interest in assessing operator compliance with the Spill Prevention, Control and Countermeasures regulations, set forth at 40 CFR Part 112.

Certain environmental statutes, including RCRA, CERCLA, the federal Oil Pollution Act and analogous state laws and regulations, impose strict, joint and several liability for costs required to clean up and restore sites where certain substances have been disposed of or otherwise released, whether caused by our operations, the past operations of our predecessors or third parties. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other waste products into the environment.

There is an inherent risk that we and our subsidiaries may incur environmental costs and liabilities due to the nature of our and our subsidiaries’ businesses and the substances we and our subsidiaries handle. For example, an accidental release from one of our or our subsidiaries’ wells could subject us, or the applicable subsidiary, to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage, and fines or penalties for related violations of environmental laws or regulations. Moreover, the possibility exists that stricter laws, regulations or enforcement policies may be enacted or adopted and could significantly increase our and our subsidiaries’ compliance costs and the cost of any remediation that may become necessary. We or the applicable subsidiary may not be able to recover remediation costs under our respective insurance policies.

We and our subsidiaries are subject to comprehensive federal, state, local and other laws and regulations that could increase the cost and alter the manner or feasibility of us doing business.

Our and our subsidiaries’ operations are regulated extensively at the federal, state and local levels. The regulatory environment in which we and our subsidiaries operate includes, in some cases, legal requirements for obtaining environmental assessments, environmental impact studies and/or plans of development before commencing drilling and production activities. In addition, our and our subsidiaries’ activities will be subject to the regulations regarding conservation practices and protection of correlative rights. These regulations affect our and our subsidiaries’ operations and limit the quantity of natural gas we and our subsidiaries may produce and sell. A major risk inherent in our and our subsidiaries’ drilling plans is the need to obtain drilling permits from state and local authorities. Delays in obtaining regulatory approvals or drilling permits, the failure to obtain a drilling permit for a well or the receipt of a permit with unreasonable conditions or costs could inhibit our and our subsidiaries’ ability to develop our respective properties. Additionally, the natural gas and oil regulatory environment could change in ways that might substantially increase the financial and managerial costs of compliance with these laws and regulations and, consequently, reduce our and our subsidiaries’ profitability. For example, Pennsylvania’s General Assembly approved legislation in February 2012 that imposes significant, costly requirements on the natural gas industry, including the imposition of increased bonding requirements and impact fees for gas wells, based on the price of natural gas and the age of the well. Regulations associated with this legislation are being conceptually discussed by the PADEP and, if finalized, will impact how natural gas operations are conducted in Pennsylvania. Similarly, West Virginia has proposed regulations associated with its existing Horizontal Well Control Act and is signaling that additional regulations are on the horizon. We and our subsidiaries may be put at a competitive disadvantage to larger companies in our industry that can spread these additional costs over a greater number of wells and these increased regulatory hurdles over a larger operating staff.

ITEM 6.	EXHIBITS

Exhibit No.	Description

2.1	Transaction Agreement, by and among Atlas Energy, Inc., Atlas Energy Resources, LLC, Atlas Pipeline Holdings, L.P. and Atlas Pipeline Holdings GP, LLC, dated November 8, 2010. (11)

2.2	Purchase and Sale Agreement, by and among Atlas Pipeline Partners, L.P., APL Laurel Mountain, LLC, Atlas Energy, Inc., and Atlas Energy Resources, LLC, dated November 8, 2010. (11)

2.3	Employee Matters Agreement, by and among Atlas Energy, Inc., Atlas Pipeline Holdings, L.P. and Atlas Pipeline Holdings GP, LLC, dated November 8, 2010. (11)

2.4	Separation and Distribution Agreement, dated February 23, 2012, by and among Atlas Energy, L.P., Atlas Energy GP, LLC, Atlas Resource Partners, L.P. and Atlas Resource Partners GP, LLC. (The schedules to the Separation and Distribution Agreement have been omitted pursuant to Item 601(b) of Regulation S-K. A copy of the omitted schedules will be furnished to the U.S. Securities and Exchange Commission supplementally upon request.) (27)

Exhibit No.	Description

3.1(a)	Certificate of Limited Partnership of Atlas Pipeline Holdings, L.P.(1)

3.1(b)	Certificate of Amendment of Limited Partnership of Atlas Pipeline Holdings, L.P.(13)

3.1(c)	Amendment to Certificate of Limited Partnership of Atlas Energy, L.P. (5)

3.2(a)	Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Holdings, L.P.(13)

3.2(b)	Amendment No. 1 to Second Amended and Restated Limited Partnership Agreement of Atlas Pipeline Holdings, L.P.(13)

3.2(c)	Amendment No. 2 to Second Amended and Restated Limited Partnership Agreement of Atlas Energy, L.P. (5)

4.1	Specimen Certificate Representing Common Units(1)

10.1	Second Amended and Restated Limited Liability Company Agreement of Atlas Pipeline Holdings GP, LLC. (13)

10.2	Amended and Restated Limited Liability Company Agreement of Atlas Pipeline Partners GP, LLC(1)

10.3(a)	Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(1)

10.3(b)	Amendment No. 2 to Second Amendment and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(4)

10.3(c)	Amendment No. 3 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(6)

10.3(d)	Amendment No. 4 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(6)

10.3(e)	Amendment No. 5 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(6)

10.3(f)	Amendment No. 6 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(7)

10.3(g)	Amendment No. 7 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(8)

10.3(h)	Amendment No. 8 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(9)

10.3(i)	Amendment No. 9 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(14)

10.4	Amended and Restated Limited Liability Company Agreement of Atlas Resource Partners GP, LLC (33)

10.5(a)	Amended and Restated Limited Partnership Agreement of Atlas Resource Partners, L.P.(28)

10.5(b)	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Atlas Resource Partners, L.P. dated as of July 25, 2012(17)

10.6(a)	Long-Term Incentive Plan(6)

10.6(b)	Amendment No. 1 to Long-Term Incentive Plan(15)

10.7	2010 Long-Term Incentive Plan(16)

Exhibit No.	Description

10.8	Form of Phantom Unit Grant under 2010 Long-Term Incentive Plan(32)

10.9	Form of Stock Option Grant under 2010 Long-Term Incentive Plan(32)

10.10(a)	Amended and Restated Credit Agreement, dated July 27, 2007, amended and restated as of December 22, 2010, among Atlas Pipeline Partners, L.P., the guarantors therein, Wells Fargo Bank, National Association, and other banks party thereto(23)

10.10(b)	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of April 19, 2011 (25)

10.10(c)	Incremental Joinder Agreement to the Amended and Restated Credit Agreement, dated as of July 8, 2011 (26)

10.10(d)	Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of May 31, 2012(18)

10.11	Pennsylvania Operating Services Agreement dated as of February 17, 2011 between Atlas Energy, Inc., Atlas Pipeline Holdings, L.P. and Atlas Resources, LLC. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission.(12)

10.12(a)	Base Contract for Sale and Purchase of Natural Gas dated as of November 8, 2010 between Chevron Natural Gas, a division of Chevron U.S.A. Inc. and Atlas Resources, LLC, Viking Resources, LLC, and Resource Energy, LLC. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission. (12)

10.12(b)	Amendment No. 1 to the Base Contract for Sale and Purchase of Natural Gas dated as of November 8, 2010 between Chevron Natural Gas, a division of Chevron U.S.A. Inc. and Atlas Resources, LLC, Viking Resources, LLC, and Resource Energy, LLC, dated as of January 6, 2011. (12)

10.12(c)	Amendment No. 2 to the Base Contract for Sale and Purchase of Natural Gas dated as of November 8, 2010 between Chevron Natural Gas, a division of Chevron U.S.A. Inc. and Atlas Resources, LLC, Viking Resources, LLC, and Resource Energy, LLC, dated as of February 2, 2011. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission. (12)

10.13	Transaction Confirmation, Supply Contract No. 0001, under Base Contract for Sale and Purchase of Natural Gas dated as of November 8, 2010 between Chevron Natural Gas, a division of Chevron U.S.A. Inc. and Atlas Resources, LLC, Viking Resources, LLC, and Resource Energy, LLC, dated February 17, 2011. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission. (12)

10.14	Gas Gathering Agreement for Natural Gas on the Legacy Appalachian System dated as of June 1, 2009 between Laurel Mountain Midstream, LLC and Atlas America, LLC, Atlas Energy Resources, LLC, Atlas Energy Operating Company, LLC, Atlas Noble, LLC, Resource Energy, LLC, Viking Resources, LLC, Atlas Pipeline Partners, L.P. and Atlas Pipeline Operating Partnership, L.P. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission.(12)

10.15	Gas Gathering Agreement for Natural Gas on the Expansion Appalachian System dated as of June 1, 2009 between Laurel Mountain Midstream, LLC and Atlas America, LLC, Atlas Energy Resources, LLC, Atlas Energy Operating Company, LLC, Atlas Noble, LLC, Resource Energy, LLC, Viking Resources, LLC, Atlas Pipeline Partners, L.P. and Atlas Pipeline Operating Partnership, L.P. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission.(12)

Exhibit No.	Description

10.16	Employment Agreement between Atlas Energy, L.P. and Edward E. Cohen dated as of May 13, 2011(12)

10.17	Employment Agreement between Atlas Energy, L.P. and Jonathan Z. Cohen dated as of May 13, 2011(12)

10.18	Employment Agreement between Atlas Energy, L.P. and Eugene N. Dubay dated as of November 4, 2011(21)

10.19	Employment Agreement between Atlas Energy, L.P. and Matthew A. Jones dated as of November 4, 2011(32)

10.20	Form of Grant of Phantom Units to Non-Employee Managers (20)

10.21	Letter Agreement, by and between Atlas Pipeline Partners, L.P. and Atlas Pipeline Holdings, L.P., dated November 8, 2010(21)

10.22	Non-Competition and Non-Solicitation Agreement, by and between Chevron Corporation and Edward E. Cohen, dated as of November 8, 2010(22)

10.23	Non-Competition and Non-Solicitation Agreement, by and between Chevron Corporation and Jonathan Z. Cohen, dated as of November 8, 2010(22)

10.24(a)	Amended and Restated Credit Agreement, dated as of March 5, 2012, among Atlas Resource Partners, L.P. and Wells Fargo Bank, N.A., as administrative agent for the Lenders (30)

10.24(b)	First Amendment to Amended and Restated Credit Agreement, dated as of April 30, 2012, between Atlas Resource Partners, L.P. and Wells Fargo Bank, N.A., as administrative agent for the Lenders (31)

10.24(c)	Joinder Agreement dated April 18, 2012 between ARP Barnett, LLC, ARP Oklahoma, LLC and Wells Fargo Bank, N.A.(31)

10.24(d)	Joinder Agreement dated April 30, 2012 between ARP Barnett Pipeline, LLC and Wells Fargo Bank, N.A.(31)

10.24(e)	Second Amendment to Amended and Restated Credit Agreement, dated as of July 26, 2012, between Atlas Resource Partners, L.P. and Wells Fargo Bank, N.A., as administrative agent for the Lenders (17)

10.24(f)	Joinder Agreement dated as of July 26, 2012 between Atlas Barnett, LLC and Wells Fargo Bank, N.A. (17)

10.25	Secured Hedge Facility Agreement dated as of March 5, 2012 among Atlas Resources, LLC, the participating partnerships from time to time party thereto, the hedge providers from time to time party thereto and Wells Fargo Bank, N.A., as collateral agent for the hedge providers(30)

10.26	Atlas Resource Partners, L.P. 2012 Long-Term Incentive Plan(28)

10.27	Purchase and Sale Agreement, dated as of March 15, 2012, among ARP Barnett, LLC, Carrizo Oil & Gas, Inc., CLLR, Inc., Hondo Pipeline, Inc. and Mescalero Pipeline, Inc. (29)

10.28	Credit Agreement, dated as of May 16, 2012, among Atlas Energy, L.P. and Wells Fargo Bank, N.A., as administrative agent for the Lenders (2)

10.29	Merger Agreement dated as of May 17, 2012 among Atlas Resource Partners, L.P., Titan Merger Sub, LLC and Titan Operating, LLC. (3)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification

31.2	Rule 13(a)-14(a)/14(d)-14(a) Certification

32.1	Section 1350 Certification

Exhibit No.	Description

32.2	Section 1350 Certification

101.INS	XBRL Instance Document(34)

101.SCH	XBRL Schema Document(34)

101.CAL	XBRL Calculation Linkbase Document(34)

101.LAB	XBRL Label Linkbase Document(34)

101.PRE	XBRL Presentation Linkbase Document(34)

101.DEF	XBRL Definition Linkbase Document(34)

(1)	Previously filed as an exhibit to the registration statement on Form S-1 (File No. 333-130999).
(2)	Previously filed as an exhibit to current report on Form 8-K filed May 21, 2012.
(3)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on May 21, 2012.
(4)	Previously filed as an exhibit to current report on Form 8-K filed July 30, 2007.
(5)	Previously filed as an exhibit to current report on Form 8-K filed December 13, 2011.
(6)	Previously filed as an exhibit to annual report on Form 10-K for the year ended December 31, 2008.
(7)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended March 31, 2009.
(8)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on April 2, 2010.
(9)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on July 7, 2010.
(10)	Previously filed as an exhibit to current report on Form 8-K filed June 1, 2009.
(11)	Previously filed as an exhibit to current report on Form 8-K filed November 12, 2010.
(12)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended March 31, 2011.
(13)	Previously filed as an exhibit to current report on Form 8-K filed on February 24, 2011.
(14)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on December 13, 2011.
(15)	Previously filed as an exhibit to annual report on Form 10-K for the year ended December 31, 2010.
(16)	Previously filed as an exhibit to current report on Form 8-K filed on November 12, 2010.
(17)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on July 26, 2012.
(18)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on May 31, 2012.
(19)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on September 1, 2010.
(20)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended September 30, 2010.
(21)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s quarterly report on Form 10-Q for the quarter ended September 30, 2011.
(22)	Previously filed as an exhibit to Atlas Energy, Inc.’s current report on Form 8-K filed on November 12, 2010.
(23)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on December 23, 2010.
(24)	Previously filed as an exhibit to current report on Form 8-K filed on March 25, 2011.
(25)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s quarterly report on Form 10-Q for the quarter ended March 31, 2011.
(26)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on July 11, 2011.
(27)	Previously filed as an exhibit to current report on Form 8-K filed on February 24, 2012.
(28)	Previously filed as an exhibit to current report on Form 8-K filed on March 14, 2012.
(29)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on March 21, 2012.
(30)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on March 7, 2012.
(31)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on May 1, 2012.
(32)	Previously filed as an exhibit to annual report on Form 10-K for the year ended December 31, 2011.
(33)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s quarterly report on Form 10-Q for the quarter ended March 31, 2012.
(34)	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS ENERGY, L.P.
	By:	Atlas Energy GP, LLC, its General Partner

Date: November 8, 2012	By:	/s/ EDWARD E. COHEN
Edward E. Cohen
Chief Executive Officer and President of the General Partner

Date: November 8, 2012	By:	/s/ SEAN P. MCGRATH
Sean P. McGrath
Chief Financial Officer of the General Partner

Date: November 8, 2012	By:	/s/ JEFFREY M. SLOTTERBACK
Jeffrey M. Slotterback
Chief Accounting Officer of the General Partner