Form 10-K
period 2012-12-31
Atlas Energy, L.P.
filed 2013-03-01
CIK 1347218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common units held by non-affiliates of the registrant, based on the closing price of such units on the last business day of the registrant’s most recently completed second quarter, June 30, 2012, was approximately $1.5 billion.

The number of outstanding common units of the registrant on February 25, 2013 was 51,370,560.

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

GPM. Gallons per minute.

Gross acres or gross wells. The total acres or wells, as the case may be, in which a working interest is owned.

MBbl. One thousand barrels of oil or other liquid hydrocarbons.

Mcf. One thousand cubic feet.

Mcfe. One thousand cubic feet equivalent, determined using the ratio of six Mcf of gas to one Bbl of oil, condensate or natural gas liquids.

Mcfd. One thousand cubic feet per day.

Mcfed. One Mcfe per day.

MLP. Master Limited Partnership.

MMBbl. One million barrels of oil or other liquid hydrocarbons.

MMBtu. One million British thermal units.

MMcf. One million cubic feet.

MMcfd. One MMcf per day.

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

Proved reserves. Proved oil and gas reserves are those quantities of oil and gas that by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations – prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

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

FORWARD-LOOKING STATEMENTS

The matters discussed within this report include forward-looking statements. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” or “will,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report are forward-looking statements. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	the demand for natural gas, oil, NGLs and condensate;

•	the price volatility of natural gas, oil, NGLs and condensate;

•	Atlas Pipeline Partners, L.P.’s (“APL”) ability to connect new wells to its gathering systems;

•	changes in the market price of our common units;

•	future financial and operating results;

•	economic conditions and instability in the financial markets;

•	resource potential;

•	realized natural gas and oil prices;

•	success in efficiently developing and exploiting Atlas Resource Partners, L.P.’s (“ARP”) reserves and economically finding or acquiring additional recoverable reserves;

•	the accuracy of estimated natural gas and oil reserves;

•	the financial and accounting impact of hedging transactions;

•	the ability to fulfill the respective substantial capital investment needs of us, ARP and APL;

•	expectations with regard to acquisition activity, or difficulties encountered in connection with acquisitions;

•	the limited payment of dividends or distributions, or failure to declare a dividend or distribution, on outstanding common units or other equity securities;

•	any issuance of additional common units or other equity securities, and any resulting dilution or decline in the market price of any such securities;

•	restrictive covenants in indebtedness of us, ARP and APL that may adversely affect operational flexibility;

•	potential changes in tax laws which may impair the ability to obtain capital funds through investment partnerships;

•	the ability to raise funds through the investment partnerships or through access to capital markets;

•

the ability to obtain adequate water to conduct drilling and production operations, and to dispose of the water used in and generated by these operations, at a reasonable cost and within applicable environmental rules;

•	the introduction of Pennsylvania impact fees and severance taxes;

•	changes and potential changes in the regulatory and enforcement environment in the areas in which ARP and APL conduct business;

•	the effects of intense competition in the natural gas and oil industry;

•	general market, labor and economic conditions and related uncertainties;

•	the ability to retain certain key customers;

•	dependence on the gathering and transportation facilities of third parties;

•	the availability of drilling rigs, equipment and crews;

•

potential incurrence of significant costs and liabilities in the future resulting from a failure to comply with new or existing environmental regulations or an accidental release of hazardous substances into the environment;

•	uncertainties with respect to the success of drilling wells at identified drilling locations;

•

ability to identify all risks associated with the acquisition of oil and natural gas properties, pipeline, facilities or existing wells, and the sufficiency of indemnifications we receive from sellers to protect us from such risks;

•	expirations of undeveloped leasehold acreage;

•	uncertainty regarding operating expenses, general and administrative expenses and finding and development costs;

•	exposure to financial and other liabilities of the managing general partners of the investment partnerships;

•	the ability to comply with, and the potential costs of compliance with, new and existing federal, state, local and other laws and regulations applicable to ARP and APL’s business and operations;

•	exposure to new and existing litigations;

•	the potential failure to retain certain key employees and skilled workers; and

•	development of alternative energy resources.

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

As used herein, “Atlas Energy,” “we,” “our,” and similar terms include Atlas Energy, L.P. and its subsidiaries, unless the context indicates otherwise.

PART I

ITEM 1:	BUSINESS

General

We are a publicly-traded Delaware master limited partnership whose common units are listed on the New York Stock Exchange (“NYSE”) under the symbol “ATLS”. Our assets currently consist principally of our ownership interests in the following entities:

•

Atlas Resource Partners, L.P. (“ARP”), a publicly-traded Delaware master limited partnership (NYSE: ARP) and independent developer and producer of natural gas, crude oil and natural gas liquids (“NGL”), with operations in basins across the United States;

•

Atlas Pipeline Partners, L.P. (“APL”), a publicly-traded Delaware master limited partnership (NYSE: APL) and midstream energy service provider engaged in natural gas gathering, processing and treating services in the Anandarko and Permian Basins of the United States; and

•

Lightfoot Capital Partners, LP (“Lightfoot LP”) and Lightfoot Capital Partners GP, LLC (“Lightfoot GP”), the general partner of Lightfoot L.P. (collectively, “Lightfoot”), entities which incubate new master limited partnerships (“MLPs”) and invest in existing MLPs. At December 31, 2012, we had an approximate 16% general partner interest and 12% limited partner interest in Lightfoot.

Our ownership in ARP consists of the following:

•

all of the outstanding Class A units, representing 975,708 units at December 31, 2012, which entitles us to receive 2% of the cash distributed by ARP without any obligation to make further capital contributions to ARP;

•

all of the incentive distribution rights in ARP, which entitles us to receive increasing percentages, up to a maximum of 48%, of any cash distributed by ARP as it reaches certain target distribution levels in excess of $0.46 per ARP common unit in any quarter; and

•	20,962,485 common units, representing an approximate 43.0% limited partner ownership interest in ARP at December 31, 2012.

Our ownership of ARP’s incentive distribution rights entitle us to receive an increasing percentage of cash distributed by ARP as it reaches certain target distribution levels. The rights entitle us to receive the following:

•	13.0% of all cash distributed in any quarter after each ARP common unit has received $0.46 for that quarter;

•	23.0% of all cash distributed in any quarter after each ARP common unit has received $0.50 for that quarter; and

•	48.0% of all cash distributed in any quarter after each ARP common unit has received $0.60 for that quarter.

Our ownership of APL consists of the following:

•	a 2.0% general partner interest, which entitles us to receive 2% of the cash distributed by APL;

•

all of the incentive distribution rights in APL, which entitles us to receive increasing percentages, up to a maximum of 48%, of any cash distributed by APL as it reaches certain target distribution levels in excess of $0.42 per APL common unit in any quarter. In connection with APL’s acquisition of the Chaney Dell and Midkiff/Benedum systems in 2007, we agreed to allocate up to $3.75 million of our incentive distribution rights per quarter back to

APL, after we receive an initial $7.0 million per quarter of incentive distribution rights (the “IDR Adjustment Agreement”); and

•	5,754,253 common units, representing an approximate 8.7% limited partner interest in APL.

Our ownership of APL’s incentive distribution rights entitle us to receive an increasing percentage of cash distributed by APL as it reaches certain target distribution levels. The rights entitle us, subject to the IDR Adjustment Agreement, to receive the following:

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

On February 17, 2011, we acquired certain assets and liabilities (the “Transferred Business”) from Atlas Energy, Inc. (“AEI”), the former owner of our general partner, including the following exploration and production assets that were transferred to ARP on March 5, 2012:

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

•	certain producing natural gas and oil properties, upon which ARP is the developer and producer;

•	all of the ownership interests in Atlas Energy GP, LLC, our general partner; and

•	direct and indirect ownership interests in Lightfoot.

Our operations include three reportable operating segments: ARP, APL, and corporate and other (see “Item 8: Financial Statements and Supplementary Data”).

Atlas Resource Partners Overview

ARP’s primary business objective is to generate growing yet stable cash flows through the development and acquisition of mature, long-lived natural gas and oil properties. As of December 31, 2012, ARP’s estimated proved reserves were 723.4 Bcfe, including reserves net to its equity interest in its investment partnerships. Of ARP’s estimated proved reserves, approximately 56% were proved developed and approximately 79% were natural gas. For the year ended December 31, 2012, ARP’s average daily net production was approximately 77.2 MMcfe. Through December 31, 2012, ARP owns production positions in the following areas:

•

the Barnett Shale and Marble Falls play in the Fort Worth Basin in northern Texas. ARP has ownership interests in over 525 wells in the Barnett Shale and Marble Falls play and 569.3 Bcfe of total proved reserves with average daily production of 31.9 MMcfe for the year ended December 31, 2012;

•

the Appalachia basin, including the Marcellus Shale and the Utica Shale. ARP has ownership interests in over 10,200 wells primarily in the Appalachian basin, including approximately 270 wells in the Marcellus Shale and 112.6 Bcfe of total proved reserves with average daily production of 35.6 MMcfe for the year ended December 31, 2012;

•	the Mississippi Lime and Hunton plays in northwestern Oklahoma. ARP owns 21.0 Bcfe of total proved reserves with average daily production of 1.9 MMcfe for the year ended December 31, 2012; and

•

the Chattanooga Shale in northeastern Tennessee, the Niobrara Shale in northeastern Colorado, the New Albany Shale in southwestern Indiana, and the Antrim Shale in Michigan, in which ARP has an aggregate 20.5 Bcfe of total proved reserves with average daily production of 7.8 MMcfe for the year ended December 31, 2012.

ARP seeks to create substantial value by executing its strategy of acquiring properties with stable, long-life production, relatively predictable decline curves and lower risk development opportunities. Overall, ARP has acquired significant net proved reserves and production through the following transactions:

•

Carrizo Barnett Shale Assets – On April 30, 2012, ARP acquired 277 Bcfe of proved reserves, including undeveloped drilling locations, in the core of the Barnett Shale from Carrizo Oil & Gas, Inc. (NASD: CRZO; “Carrizo”), for approximately $187.0 million, which was funded by $119.5 million through the private placement of 6.0 million of ARP’s common units and $67.5 million of borrowings under ARP’s revolving credit facility. The assets include 198 gross producing wells generating approximately 31 MMcfed of production at the date of acquisition on over 12,000 net acres, all of which are held by production.

•

Titan Barnett Shale Assets – On July 26, 2012, ARP acquired Titan Operating, L.L.C. (“Titan”), which owned approximately 250 Bcfe of proved reserves and associated assets in the Barnett Shale on approximately 16,000 net acres, which are 90% held by production, for approximately 3.8 million of ARP’s common units and approximately 3.8 million of its Class B convertible preferred units (which had an estimated collective value of $193.2 million based upon the closing price of its publicly-traded common units as of the acquisition closing date) and approximately $15.4 million in cash for closing adjustments. Titan’s assets are located in close proximity to the assets acquired from Carrizo in the Barnett Shale. Net production from these assets at the date of acquisition was approximately 24 MMcfed, including approximately 370 Bpd of natural gas liquids. ARP believes there are approximately 335 potential undeveloped drilling locations on the Titan acreage.

•

DTE Fort Worth Basin Assets – On December 20, 2012, ARP acquired 210 Bcfe of proved reserves in the Fort Worth basin from DTE Energy Company (NYSE: DTE; “DTE”) for $257.4 million. The assets include 261 gross producing wells generating approximately 23 MMcfed of production at the date of acquisition on over 88,000 net acres, approximately 40% of which are held by production and approximately 33% are in continuous development. The acreage position includes approximately 75,000 net acres prospective for the oil and NGL-rich Marble Falls play, in which there are over 700 identified vertical drilling locations. ARP believes that there are further potential development opportunities through vertical down-spacing and horizontal drilling in the Marble Falls formation, in which it expects to commence drilling operations by early 2013. The assets acquired from DTE are in close proximity to ARP’s other assets in the Barnett Shale.

•

Equal Mississippi Lime Assets – On April 4, 2012, ARP entered into an agreement with Equal Energy, Ltd. (NYSE: EQU; TSX: EQU; “Equal”), to acquire a 50% interest in Equal’s approximately 14,500 net undeveloped acres in the core of the oil and liquids rich Mississippi Lime play in northwestern Oklahoma for approximately $18 million. On September 24, 2012, ARP acquired Equal’s remaining 50% interest in approximately 8,500 net undeveloped acres included in the joint venture, approximately 8 MMcfed of net production in the region at the date of acquisition and substantial salt water disposal infrastructure for $41.3 million, including $1.3 million related to certain post-closing adjustments. Both transactions were financed through borrowings under ARP’s revolving credit facility. The transaction increased ARP’s position in the Mississippi Lime play to 19,800 net acres in Alfalfa, Grant and Garfield counties in Oklahoma.

In addition to its acquisition strategy, ARP has targeted certain high-returning plays, including the Marcellus Shale in northeastern Pennsylvania and the Utica Shale in eastern Ohio, for organic leasing efforts and development. In the Marcellus Shale, ARP has leased acreage in Lycoming County in northeast Pennsylvania, a highly desirable and productive dry gas area, where it has completed three pad sites that will each accommodate multiple horizontal wells, of which eight wells are in various stages of drilling as of December 31, 2012. ARP also has prospective Utica Shale acreage in Harrison, Tuscarawas, and Stark counties, Ohio, highly desirable areas which have experienced escalated permitting and drilling activity, where it has five horizontal wells in Harrison County in various stages of drilling as of December 31, 2012. ARP currently has interests in approximately 2,500 wells in Ohio and operates three field offices, which it intends to use to manage future Utica Shale development. With over 1,250 attractive drilling locations at current commodity prices on approximately 144,000 undeveloped acres that it is actively developing, ARP believes it has significant organic growth opportunities.

Atlas Pipeline Partners Overview

APL conducts its business in the midstream segment of the natural gas industry through two reportable segments: gathering and processing; and transportation, treating and other.

The gathering and processing segment consists of (1) the Arkoma, WestOK, WestTX and Velma operations, which are comprised of natural gas gathering and processing assets servicing drilling activity in the Anadarko, Arkoma and Permian Basins; (2) natural gas gathering assets located in the Barnett Shale play in Texas and the Appalachian Basin in Tennessee; and (3) through the year ended December 31, 2011, the revenues and gain on sale related to its former 49% interest in Laurel Mountain Midstream, LLC (“Laurel Mountain”). Gathering and processing revenues are primarily derived from the sale of residue gas and NGLs and the gathering and processing of natural gas.

APL’s gathering and processing operations, own, have interests in and operate twelve natural gas processing plants with aggregate capacity of approximately 1,090 MMcfd located in Oklahoma and Texas; a gas treating facility located in Oklahoma; and approximately 10,100 miles of active natural gas gathering systems located in Oklahoma, Kansas, Tennessee and Texas. APL’s gathering systems gather natural gas from oil and natural gas wells and central delivery points and deliver this gas to processing plants, as well as third-party pipelines.

APL’s gathering and processing operations are all located in or near areas of abundant and long-lived natural gas production including the Golden Trend, Mississippian Limestone and Hugoton field in the Anadarko Basin; the Woodford Shale; the Spraberry Trend, which is an oil play with associated natural gas in the Permian Basin; and the Barnett Shale. APL’s gathering systems are connected to approximately 8,600 receipt points, consisting primarily of individual well connections and secondarily, central delivery points, which are linked to multiple wells. APL believes it has significant scale in each of its primary service areas. APL provides gathering, processing and treating services to the wells connected to its systems, primarily under long-term contracts. As a result of the location and capacity of its gathering, processing and treating assets, APL believes it is strategically positioned to capitalize on the drilling activity in its service areas.

APL’s transportation and treating operations consists of (1) seventeen gas treating facilities used to provide contract treating services to natural gas producers located in Arkansas, Louisiana, Oklahoma and Texas; and (2) a 20% interest in West Texas LPG Pipeline Limited Partnership (“WTLPG”), which owns a common-carrier pipeline system that transports NGLs from New Mexico and Texas to Mont Belvieu, Texas for fractionation. WTLPG is operated by Chevron Pipeline Company, an affiliate of Chevron Corporation, a Delaware corporation (NYSE: CVX; “Chevron”), which owns the remaining 80% interest. The contract gas treating operations are located in various shale plays including the Avalon, Eagle Ford, Granite Wash, Haynesville, Fayetteville and Woodford.

APL has expanded its business and created substantial value by executing its strategy of acquiring additional accretive assets, including the following transactions consummated during 2012:

•

WestOK Gas Gathering System – In February 2012, APL acquired a gas gathering system and related assets, at its WestOK region, for an initial net purchase price of $19.0 million. APL agreed to pay up to an additional $12.0 million, payable in two equal amounts, subject to delivery of certain minimum volumes of natural gas from a specified area and within certain specified time periods (“Trigger Payments”). In connection with this acquisition, APL received assignment of the gas purchase agreements for natural gas then currently gathered on the acquired system.

•

Barnett Shale Gas Gathering System – In June 2012, APL acquired a gas gathering system and related assets in the Barnett Shale in Tarrant County, Texas for an initial net purchase price of $18.0 million. The system is used to facilitate gathering of newly acquired natural gas production of ARP.

•

Cardinal Midstream – In December 2012, APL acquired 100% of the equity interests held by Cardinal Midstream, LLC (“Cardinal”) in three wholly-owned subsidiaries for $598.5 million in cash, including preliminary purchase price adjustments. The assets of these companies include gas gathering, processing and treating facilities in Arkansas, Louisiana, Oklahoma and Texas as follows:

•	the Tupelo plant, which is a 120 MMcfd cryogenic processing facility;

•	approximately 60 miles of gathering pipeline;

•	the East Rockpile treating facility, a 250 GPM amine treating plant;

•	a fixed fee contract gas treating business that includes fifteen amine treating plants and two propane refrigeration plants; and

•

a 60% interest in Centrahoma Processing, LLC joint venture (“Centrahoma”). The remaining 40% interest is owned by MarkWest Oklahoma Gas Company, LLC, (“MarkWest”) a wholly-owned subsidiary of MarkWest Energy Partners, L.P. (NYSE: MWE). Centrahoma owns the following assets:

•	the Coalgate and Atoka plants, which are cryogenic processing facilities with a combined current processing capacity of approximately 100 MMcfd;

•	the prospective Stonewall plant, for which construction has been approved, with anticipated processing capacity of 120 MMcfd; and

•	15 miles of NGL pipeline.

APL intends to continue to expand its business through strategic acquisitions and internal growth projects in efforts to increase distributable cash flow.

Contractual Revenue Arrangements

Atlas Resource Partners

Natural gas. ARP markets the majority of its natural gas production to gas utility companies, gas marketers, local distribution companies and industrial or other end-users. The sales price of natural gas produced is a function of the market in the area and typically tied to a regional index. The production area and pricing indexes are as follows: Appalachian Basin and Mississippi Lime, primarily the New York Mercantile Exchange (“NYMEX”) spot market price; Barnett Shale and Marble Falls, primarily the Waha spot market price; New Albany Shale and Antrim Shale, primarily the Texas Gas Zone SL and Chicago Hub spot market prices; and Niobrara formation, primarily the Cheyenne Hub spot market price.

ARP does not hold firm transportation obligations on any pipeline that requires payment of transportation fees regardless of natural gas production volumes. As is customary in certain of its other operating areas, ARP occasionally commits a predictable portion of monthly production to the purchaser in order to maintain a gathering agreement.

Crude oil. Crude oil produced from ARP’s wells flows directly into leasehold storage tanks where it is picked up by an oil company or a common carrier acting for an oil company. The crude oil is typically sold at the prevailing spot market price for each region, less appropriate trucking charges. ARP does not have delivery commitments for fixed and determinable quantities of crude oil in any future periods under existing contracts or agreements.

Natural gas liquids. NGLs are extracted from the natural gas stream by processing and fractionation plants enabling the remaining “dry” gas (low Btu content) to meet pipeline specifications for transport to end users or marketers operating on the receiving pipeline. The resulting dry natural gas is sold as described above and our NGLs are generally priced using the Mont Belvieu (TX) regional processing hub. The cost to process and fractionate the NGLs from the gas stream is typically either a volumetric fee for the gas and liquids processed or a volumetric retention by the processing and fractionation facility. ARP does not have delivery commitments for fixed and determinable quantities of NGLs in any future periods under existing contracts or agreements.

For the year ended December 31, 2012, Chevron and Atmos Energy Marketing, LLC accounted for approximately 43% and 11% of ARP’s total natural gas and oil production revenues, respectively, with no other single customer accounting for more than 10% for this period.

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

•

Administration and oversight. For each well drilled by an investment partnership, ARP receives a fixed fee between $15,000 and $400,000, depending on the type of well drilled. Additionally, the partnership pays ARP a monthly per well administrative fee of $75 for the life of the well. Because ARP coinvests in the partnerships, the net fee that it receives is reduced by ARP’s proportionate interest in the well; and

•

Well services. Each partnership pays ARP a monthly per well operating fee, currently $100 to $2,000, for the life of the well. Because ARP coinvests in the partnerships, the net fee that it receives is reduced by ARP’s proportionate interest in the wells.

•

Gathering. Each royalty owner, partnership and certain other working interest owners pay ARP a gathering fee, which in general is equivalent to the fees ARP remits. In Appalachia, a majority of ARP’s Drilling Partnership wells are subject to a gathering agreement, whereby ARP remits a gathering fee of 16%. However, based on the respective investment partnership agreements, ARP charges its Drilling Partnership wells a 13% gathering fee. As a result, some of ARP’s gathering expenses within its partnership management segment, specifically those in the Appalachian Basin, will generally exceed the revenues collected from Drilling Partnerships by approximately 3%.

Atlas Pipeline Partners

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

•	the NGL and Btu content of the gas that is gathered and processed;

•	the contract terms with each producer; and

•	the efficiency of APL’s gathering systems and processing and treating plants.

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

APL has natural gas purchase, gathering and processing agreements with approximately 600 producers. These agreements provide for the purchase or gathering of natural gas under Fee-Based, Percentage of Proceeds (“POP”) or Keep-Whole arrangements. Many of the agreements provide for compression, processing and/or low volume fees. Producers generally provide, in-kind, their proportionate share of compressor and plant fuel required to gather the natural gas and to operate APL’s processing plants. In addition, the producers generally bear their proportionate share of gathering system line loss and, except for Keep-Whole arrangements, bear natural gas plant “shrinkage” for the gas consumed in the production of NGLs.

APL has long-term, service-driven relationships with its producing customers, who comprise some of the largest producers in its areas. Several of APL’s top producers have contracts with primary terms running into 2020 and beyond. At the end of the primary terms, most of the contracts with producers on its gathering systems have evergreen term extensions. On APL’s WestTX system, it has a gas sales and purchase agreement with Pioneer with a term extending into 2022. The gas sales and purchase agreement requires all Pioneer wells within an “area of mutual interest” be dedicated to that system’s gathering and processing operations in return for specified natural gas processing rates. Through this agreement, APL anticipates it will continue to provide gathering and processing for the majority of Pioneer’s wells in the Spraberry Trend of the Permian Basin. On APL’s WestOK system, it recently entered into a new contract with SandRidge with a term currently extending through 2017. As part of the agreement SandRidge has agreed to dedicate the majority of its developed acreage covering the Mississippian Lime formation. APL believes that its relationships with these key producers will provide it with a competitive advantage in adding new natural gas supplies, retaining previously connected volumes and continuing to increase its scale and presence in its operating area.

APL typically sells natural gas to purchasers downstream of its processing plants priced at various first-of-month indices as published in Inside FERC. Additionally, swing gas, which is natural gas sold during the current month, is sold daily at various Platt’s Gas Daily midpoint prices. The Arkoma system has access to Centerpoint Energy, Inc.; Enogex LLC; and MarkWest Energy Partner’s Arkoma connector pipeline. The Velma system has access to ONEOK Gas Transportation, LLC, Southern Star Central Gas Pipeline, Inc. and Natural Gas Pipeline Company of America. The WestOK system has access to Enogex LLC, Panhandle Eastern Pipe Line Company, LP and Southern Star Central Gas Pipeline, Inc. The WestTX system has access to Kinder Morgan Texas Pipeline, Northern Natural Gas Company and El Paso Natural Gas Company.

APL sells most of its NGL production to ONEOK Hydrocarbon, L.P. (“ONEOK”) under four separate agreements. The WestTX agreement has a term expiring in 2013; the WestOK agreement has a term expiring in 2014; the Velma agreement has a term expiring at the end of 2016; and the Arkoma agreement has a term expiring in 2024. APL has signed agreements with DCP NGL Services, LLC (“DCP”), a subsidiary of DCP Midstream, LLC, to sell its NGL production from its WestOK, WestTX and Velma processing facilities upon the expiration of each of the ONEOK agreements. The DCP agreements each have a term of fifteen years. DCP has agreed to purchase NGL production from APL’s WestTX processing facilities, on an interim basis, under the same terms as the new agreement with DCP, for those volumes which are in excess of the volumes sold under the ONEOK agreement. At WestOK, APL sells NGL production at the Chaney Dell plant to Murphy Energy Corporation. All NGL agreements are priced at the average daily Oil Price Information Service (“OPIS”) price for the month for the selected market, subject to reduction by a “Base Differential” for transportation and/or fractionation fees and/or quality adjustment fees.

Condensate is collected at the Arkoma plants and gathering systems and currently sold to Enterprise Products Partners, L.P. Condensate is collected at the Velma gas plants and gathering systems and currently sold to EnerWest Trading Company, LLC. Condensate collected at the WestOK plants and gathering systems is currently sold to Plains Marketing, L.P. Condensate collected at the WestTX plants and gathering systems is currently sold to Plains Marketing, L.P. and Occidental Energy Marketing, Inc.

For the year ended December 31, 2012, Oneok Hydrocarbon, LP and Tenaska Marketing Ventures accounted for approximately 48% and 15% of APL’s consolidated total third-party revenues, respectively, excluding the impact of all financial derivative activity, with no other single customer accounting for more than 10% for this period.

Commodity Risk Management

Atlas Resource Partners

ARP seeks to provide greater stability in its cash flows through its use of financial hedges. The financial hedges may include purchases of regulated NYMEX futures and options contracts and non-regulated over-the-counter futures and options contracts with qualified counterparties. Financial hedges are contracts between ARP and counterparties and do not require physical delivery of hydrocarbons. Financial hedges allow ARP to mitigate hydrocarbon price risk, and cash is settled to the extent there is a price difference between the hedge price and the actual NYMEX settlement price. Settlement typically occurs on a monthly basis, at the time in the future dictated within the hedge contract. Financial hedges executed in accordance with ARP’s secured credit facility do not require cash margin and are secured by ARP’s natural gas and oil properties. To assure that the financial instruments will be used solely for hedging price risks and not for speculative purposes, ARP has a management committee to assure that all financial trading is done in compliance with its hedging policies and procedures. ARP does not intend to contract for positions that it cannot offset with actual production.

Atlas Pipeline Partners

APL’s gathering and processing operations are exposed to certain commodity price risks. These risks result from either taking title to natural gas, NGLs and condensate, or being obligated to purchase natural gas to satisfy contractual obligations with certain producers. APL attempts to mitigate a portion of these risks through a commodity price risk management program, which employs a variety of financial tools. The resulting combination of the underlying physical business and the commodity price risk management program attempts to convert the physical price environment that consists of floating prices to a risk-managed environment characterized by (1) fixed prices; (2) floor prices on products where APL is long the commodity; and (3) ceiling prices on products where APL is short the commodity. There are also risks inherent within risk management programs, including among others, deterioration of the price relationship between the physical and financial instrument; and changes in projected physical volumes.

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

•	POP: requires APL to pay a percentage of revenue to the producer. This results in its having a net long physical position for natural gas and NGLs.

•

Keep-Whole: generally requires APL to deliver the same quantity of natural gas (measured in Btu’s) at the delivery point as it received at the receipt point; any resulting NGLs produced belong to APL, resulting in its being long physical NGLs and short physical natural gas.

APL manages a portion of these risks by using fixed-for-floating swaps, which result in a fixed price for the products it buys or sells or by utilizing the purchase of put or call options, which result in floor prices or ceiling prices for the products it buys or sells. APL utilizes natural gas swaps and options to manage its natural gas price risks. APL utilizes NGL and crude oil swaps and options to manage its NGL and condensate price risks.

APL generally realizes gains and losses from the settlement of its derivative instruments at the same time it sells the associated physical residue gas or NGLs. APL also records the unrealized gains and losses for the mark-to-market valuation of derivative instruments prior to settlement. APL determines gains or losses on open and closed derivative transactions as the difference between the derivative contract price and the physical price. This mark-to-market methodology uses (1) daily closing NYMEX prices; (2) third party sources and/or (3) an internally-generated algorithm, utilizing third party sources, for commodities not traded on an open market. To ensure these derivative instruments will be used solely for managing price risks and not for speculative purposes, APL has established a committee to review its derivative instruments for compliance with its policies and procedures.

Competition

Atlas Resource Partners

The energy industry is intensely competitive in all of its aspects. ARP operates in a highly competitive environment for acquiring properties and other energy companies, attracting capital through its investment partnerships, contracting for drilling equipment and securing trained personnel. ARP also competes with the exploration and production divisions of public utility companies for mineral property acquisitions. Competition is intense for the acquisition of leases considered favorable for the development of hydrocarbons in commercial quantities. ARP’s competitors may be able to pay more for hydrocarbon properties and to evaluate, bid for and purchase a greater number of properties than ARP’s financial or personnel resources permit. Furthermore, competition arises not only from numerous domestic and foreign sources of hydrocarbons but also from other industries that supply alternative sources of energy. Product availability and price are the principal means of competition in selling natural gas, crude oil, and natural gas liquids.

Many of ARP’s competitors possess greater financial and other resources which may enable them to identify and acquire desirable properties and market their hydrocarbon production more effectively than we do. Moreover, ARP also competes with a number of other companies that offer interests in investment partnerships. As a result, competition for investment capital to fund investment partnerships is intense.

Atlas Pipeline Partners

In APL’s gathering and processing segment, it competes for the acquisition of well connections with several other gathering/processing operations. These operations include plants and gathering systems operated by Access Midstream Partners, LP; Caballo Energy, LLC, Carrera Gas Company; Copano Energy, LLC; Crosstex Energy Services, L.P.; DCP Midstream, LLC; Energy Transfer Partners, LP.; Enogex, LLC; Lumen Midstream Partners, LLC; MarkWest Energy Partners, L.P.; Mustang Fuel Corporation; ONEOK Field Services Company, LLC; Scissor Tail Energy, LLC; SemGas, L.P.; Southern Union Company; Superior Pipeline Company, LLC; Targa Resources Partners LP; and West Texas Gas, Inc.

•	the price received by an operator or producer for its production after deduction of allocable charges, principally the use of the natural gas to operate compressors;

•	the quality and efficiency of the gathering systems and processing plants that will be utilized in delivering the gas to market;

•	the access to various residue markets that provides flexibility for producers and ensures the gas will make it to market; and

•	the responsiveness to a well operator’s needs, particularly the speed at which a new well is connected by the gatherer to its system.

APL believes its relationships with operators connected to its system are good and that it presents an attractive alternative for producers. However, if APL cannot compete successfully, it may be unable to obtain new well connections.

In APL’s transportation and treating segment, APL competes with other intrastate and interstate pipeline companies that transport NGLs in the southwestern region of the United States. These operations include NGL pipelines operated by DCP NGL Services, LLC; Enterprise Partners, L.P.; Lonestar NGL, LLC; and ONEOK Partners, L.P. APL also competes for gas treating services provided on gas gathering lines, including gas treating services provided by Kinder Morgan Energy Partners, L.P.; Spartan Energy Partners LLC; Zephyr Gas Services LLC; and TransTex Hunter, LLC.

The factors that typically affect our ability to compete for NGL supplies and or gas treating services are:

•	fees charged under its contracts;

•	the quality and efficiency of its operations;

•	location of its transportation systems relative to its competitors; and

•	the responsiveness to a customer’s needs.

Environmental Matters and Regulation

Overview. APL’s operations of pipelines, plant and other facilities for gathering, compressing, treating, processing, or transporting natural gas, NGLs and other products, and ARP’s operations relating to drilling and waste disposal, are subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As operators within the complex natural gas and oil industry, APL and ARP must comply with laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact their business activities in many ways, such as by:

•	restricting the way waste disposal is handled;

•

limiting or prohibiting drilling, construction and operating activities in sensitive areas such as wetlands, coastal regions, non-attainment areas, tribal lands or areas inhabited by endangered species;

•	requiring the acquisition of various permits before the commencement of drilling;

•	requiring the installation of expensive pollution control equipment and water treatment facilities;

•	restricting the types, quantities and concentration of various substances that can be released into the environment in connection with drilling, completion and production activities;

•	require remedial measures to reduce, mitigate and/or respond to releases of pollutants or hazardous substances from existing and former operations, such as pit closure and plugging of abandoned wells;

•	enjoining some or all of the operations of facilities deemed in non-compliance with permits issued pursuant to such environmental laws and regulations;

•	imposing substantial liabilities for pollution resulting from operations; and

•	with respect to operations affecting federal lands or leases, requiring preparation of a Resource Management Plan, an Environmental Assessment, and/or an Environmental Impact Statement.

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

We believe that APL and ARP’s operations are in substantial compliance with applicable environmental laws and regulations, and compliance with existing federal, state and local environmental laws and regulations will not have a material adverse effect on our business, financial position or results of operations. Nevertheless, the trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. As a result, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. Moreover, we cannot assure future events, such as changes in existing laws, the promulgation of new laws, or the development or discovery of new facts or conditions will not cause us to incur significant costs.

Environmental laws and regulations that could have a material impact on APL’s and ARP’s operations include the following:

National Environmental Policy Act. Natural gas and oil exploration and production activities on federal lands are subject to the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the Department of Interior, to evaluate major federal agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will typically require an Environmental Assessment to assess the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that will be made available for public review and comment. All of ARP’s proposed exploration and production activities on federal lands require governmental permits, many of which are subject to the requirements of NEPA. This process has the potential to delay the development of natural gas and oil projects.

Waste Handling. The Solid Waste Disposal Act, including the Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of “hazardous wastes” and the disposal of non-hazardous wastes. Under the auspices of the United States Environmental Protection Agency (“EPA”), individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own more stringent requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, and production of crude oil and natural gas constitute “solid wastes”, which are regulated under the less stringent non-hazardous waste provisions, but there is no guarantee that the EPA or individual states will not adopt more stringent requirements for the handling of non-hazardous wastes or categorize some non-hazardous wastes as hazardous for future regulation. Moreover, ordinary industrial wastes such as paint wastes, waste solvents, laboratory wastes, and waste compressor oils may be regulated as solid waste. The transportation of natural gas in pipelines may also generate some hazardous wastes that are subject to RCRA or comparable state law requirements.

We believe that APL and ARP’s operations are currently in substantial compliance with the requirements of RCRA and related state and local laws and regulations, and that they hold all necessary and up-to-date permits, registrations and other authorizations to the extent that they are required under such laws and regulations. Although APL and ARP do not believe the current costs of managing their wastes to be significant, any more stringent regulation of natural gas and oil exploitation and production wastes could increase their costs to manage and dispose of such wastes.

Comprehensive Environmental Response, Compensation and Liability Act. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “Superfund” law, imposes joint and several liability, without regard to fault or legality of conduct, on persons who are considered under the statute to be responsible for the release of a “hazardous substance” into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substance at the site. Under CERCLA, such persons may be liable for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

ARP’s operations are, in many cases, conducted at properties that have been used for natural gas and oil exploitation and production for many years. APL currently owns or leases, and has in the past owned or leased, numerous properties that for many years were used for the measurement, gathering, field compression and processing of natural gas. Although APL and ARP each believe that they utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes or hydrocarbons may have been released on or under the properties owned or leased by them or on or under other locations, including off-site locations, where such substances have been taken for disposal. There may be evidence that petroleum spills or releases have occurred at some of the properties owned or leased by APL or ARP. However, none of these spills or releases appear to be material to our financial condition and we believe all of them have been or will be appropriately remediated. In addition, some of these properties have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes or hydrocarbons was not under APL or ARP’s control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove previously disposed substances and wastes (including waste disposed of by prior owners or operators), remediate contaminated property (including groundwater contamination, whether from prior owners or operators or other historic activities or spills), or perform remedial plugging or pit closure operations to prevent future contamination.

Water discharges. The Federal Water Pollution Control Act, also known as the Clean Water Act, and analogous state laws impose restrictions and strict controls on the discharge of pollutants, including produced waters and other natural gas and oil wastes, into navigable waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by EPA or the relevant state. These permits may require pretreatment of produced waters before discharge. Compliance with such permits and requirements may be costly. Further, much of ARP’s natural gas extraction activity utilizes a process called hydraulic fracturing, which results in water discharges that must be treated and disposed of in accordance with applicable regulatory requirements.

The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers. The Clean Water Act also requires specified facilities to maintain and implement spill prevention, control and countermeasure plans and to take measures to minimize the risks of petroleum spills. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for failure to obtain or non-compliance with discharge permits or other requirements of the federal Clean Water Act and analogous state laws and regulations. We believe that APL and ARP’s operations are in substantial compliance with the requirements of the Clean Water Act.

Air Emissions. APL and ARP’s operations are subject to the federal Clean Air Act, as amended and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including drilling sites, processing plants, certain storage vessels and compressor stations, and also impose various monitoring and reporting requirements. Such laws and regulations may require obtaining pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and comply with air permits containing various emissions and operational limitations, or utilize specific emission control technologies to limit emissions. These laws and regulations also apply to entities that use natural gas as fuel, and may increase the costs of customer compliance to the point where demand for natural gas is affected. Various air quality regulations are periodically reviewed by the EPA and are amended as deemed necessary. The EPA may also issue new regulations based on changing environmental concerns. Recently, the EPA issued amended regulations that will affect operation of a portion of APL’s compressor engine fleet by requiring implementation of new monitoring requirements in calendar year 2013.

In 2012, specific federal regulations applicable to the natural gas industry were finalized under the New Source Performance Standards (“NSPS”) program along with National Emissions Standards for Hazardous Air Pollutants (“NESHAP”). These new regulations impose additional emissions control requirements and practices on our operations. Some of APL or ARP’s new facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to comply with new emission limitations. These regulations may increase the costs of compliance for some facilities. APL or ARP’s failure to comply with these requirements could subject them to monetary penalties, injunctions, conditions or restrictions on operations, and potentially criminal enforcement actions. APL and ARP each believe that its operations are in substantial compliance with the requirements of the Clean Air Act.

While APL and ARP will likely be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions, APL and ARP believe that their operations will not be materially adversely affected by such requirements, and the requirements are not expected to be any more burdensome to them than other similarly situated companies.

OSHA and other regulations. APL and ARP are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA and similar state statutes require that we organize and/or disclose information about hazardous materials used or produced in APL and ARP’s operations. APL and ARP believe that they are in substantial compliance with these applicable requirements and with other OSHA and comparable requirements.

Greenhouse gas regulation and climate change. To date, legislative and regulatory initiatives relating to greenhouse gas emissions have not had a material impact on APL or ARP’s businesses. However, Congress has been actively considering climate change legislation. More directly, the EPA has begun regulating greenhouse gas emissions under the federal Clean Air Act. In response to the Supreme Court’s decision in Massachusetts V. EPA, 549 U.S. 497 (2007)(holding that greenhouse gases are air pollutants covered by the Clean Air Act), the EPA made a final determination that greenhouse gases endangered public health and welfare, 74 Fed. Reg. 66,496 (December 15, 2009). This finding led to the regulation of greenhouse gases under the Clean Air Act. Currently, the EPA has promulgated two rules that will impact APL and ARP’s businesses.

First, the EPA promulgated the so-called “Tailoring Rule” which established emission thresholds for greenhouse gases under the Clean Air Act permitting programs, 75 Fed. Reg. 31514 (June 3, 2010). Both the federal preconstruction review program (Prevention of Significant Deterioration; “PSD”) and the operating permit program (“Title V”) are now implicated by emissions of greenhouse gases. These programs, as modified by the Tailoring Rule, could require some new facilities to obtain a PSD permit depending on the size of the new facilities. In addition, existing facilities as well as new facilities that exceed the emissions thresholds could be required to obtain Title V operating permits.

Second, the EPA finalized its Mandatory Reporting of Greenhouse Gases rule in 2009, 74 Fed. Reg. 56,260 (October 30, 2009). Subsequent revisions, additions, and clarification rules were promulgated, including a rule specifically addressing the natural gas industry. These rules require certain industry sectors that emit greenhouse gases above a specified threshold to report greenhouse gas emissions to the EPA on an annual basis. The natural gas industry is covered by the rule and requires annual greenhouse gas emissions to be reported for 2012 no later than April 1, 2013. This rule imposes additional obligations on APL and ARP to determine whether the greenhouse gas reporting applies and if so, to calculate and report greenhouse gas emissions.

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

In addition to domestic regulatory developments, the United States is a participant in multi-national discussion intended to deal with the greenhouse gas issue on a global basis. To date, those discussions have not resulted in the imposition of any specific regulatory system, but such talks are continuing and may result in treaties or other multi-national agreements that could have an impact on APL and ARP’s businesses.

Finally, the scientific community continues to engage in a healthy debate as to the impact of greenhouse gas emissions on planetary conditions. For example, such emissions may be responsible for increasing global temperatures, and/or enhancing the frequency and severity of storms, flooding and other similar adverse weather conditions. We do not believe that these conditions are having any material current adverse impact on APL or ARP’s businesses, and we are unable to predict at this time, what, if any, long-term impact such climate effects would have.

Rates, Terms, and Conditions of Service for Gathering Pipelines. Section 1(b) of the Natural Gas Act of 1938, 15 U.S.C. § 717(b), exempts natural gas gathering facilities from the jurisdiction of FERC. APL owns a number of intrastate natural gas gathering lines in Kansas, Oklahoma and Texas that it believes meet the traditional tests FERC has used to establish a pipeline’s status as a gatherer not subject to FERC jurisdiction. However, the distinction between FERC-regulated natural gas transportation facilities and federally-unregulated natural gas gathering facilities is the subject of regular litigation, so the classification and regulation of some of our gathering facilities may be subject to change based on future determinations by FERC and the courts.

APL is currently subject to state ratable take, common purchaser and/or similar statutes in one or more jurisdictions in which it operates. Common purchaser statutes generally require gatherers to purchase without discrimination as to source of supply or producer, while ratable take statutes generally require gatherers to take, without undue discrimination, natural gas production that may be tendered to the gatherer for handling. In particular, Kansas, Oklahoma and Texas have adopted complaint-based regulation of natural gas gathering activities, which allows natural gas producers and shippers to file complaints with state regulators in an effort to resolve grievances relating to natural gas gathering access and discrimination with respect to rates or terms of service. Should a complaint be filed or regulation by the Kansas Corporation Commission, the Oklahoma Corporation Commission or the Texas Railroad Commission become more active, APL’s revenues could decrease. Collectively, any of these laws may restrict APL’s right as an owner of gathering facilities to decide with whom it contracts to purchase or gather natural gas.

APL’s gathering operations could be adversely affected should it be subject in the future to the application of state or federal regulation of rates and services. Additional rules and legislation pertaining to these matters are considered and adopted from time to time. APL cannot predict what effect, if any, such changes might have on our operations, but the industry could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes.

Sales of Natural Gas and NGLs. A portion of APL’s revenue is tied to the price of natural gas and NGLs. The wholesale price of natural gas and NGLs is not currently subject to federal regulation and, for the most part, is not subject to state regulation. Sales of natural gas and NGLs are affected by the availability, terms and cost of pipeline transportation. As noted above, the price and terms of access to pipeline transportation of natural gas and NGLs are subject to extensive federal and state regulation. FERC is continually proposing and implementing new rules and regulations affecting the segments of the natural gas industry, most notably interstate natural gas transportation companies that remain subject to FERC’s jurisdiction. While FERC is less active in proposing changes in the manner in which it regulates the transportation of NGLs under the Interstate Commerce Act, it does nevertheless have authority to address the rates, terms and conditions under which NGLs are transported. FERC initiatives could, therefore, affect the intrastate transportation of natural gas and NGLs under certain circumstances. APL cannot predict the ultimate impact of any regulatory changes that could result from such FERC initiatives on its operations.

Energy Policy Act of 2005. The Energy Policy Act contains numerous provisions relevant to the natural gas industry and to interstate natural gas pipelines in particular. Overall, the legislation attempts to increase supply sources by calling for various studies of the overall resource base and attempting to promote deep water production on the Outer Continental Shelf in the Gulf of Mexico. However, the provisions of primary interest to APL as an operator of natural gas gathering lines and sellers of natural gas focus on two areas: (1) infrastructure development; and (2) market transparency and enhanced enforcement.

Regarding infrastructure development, the Energy Policy Act includes provisions confirming FERC has exclusive jurisdiction over the siting of liquefied natural gas (“LNG”) terminals; provides for market-based rates for certain new underground natural gas storage facilities placed into service after the date of enactment; shortens depreciable life for gathering facilities; statutorily designates FERC as the lead agency for federal authorizations and permits relating to interstate natural gas pipelines and LNG terminals; provides for the assembly of a consolidated record for all federal decisions relating to necessary authorizations and permits with respect to interstate natural gas pipelines and LNG terminals; and provides for expedited judicial review of any agency action involving the permitting of such facilities and review by only the D.C. Circuit Court of Appeals of any alleged failure of a federal agency to act on a permit relating to an interstate natural gas pipeline or LNG terminal by a deadline set by FERC as lead agency. Such provisions, however, do not apply to review and authorization under the Coastal Zone Management Act of 1972.

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

At present, APL does not believe that its gathering lines qualify as interstate natural gas transmission systems subject to FERC regulation under the Natural Gas Act. Accordingly, the provisions of the Energy Policy Act have only limited applicability to APL, primarily in its capacity as a seller of natural gas.

Much of ARP’s natural gas extraction activity utilizes a process called hydraulic fracturing. The Energy Policy Act of 2005 amended the definition of “underground injection” in the Federal Safe Drinking Water Act of 1974 (“SDWA”). This amendment effectively excluded hydraulic fracturing for oil, gas, or geothermal activities from the SDWA permitting requirements, except when “diesel fuels” are used in the hydraulic fracturing operations. Recently, this subject has received much regulatory and legislative attention at both the federal and state level and we anticipate that the permitting and compliance requirements applicable to hydraulic fracturing activity are likely to become more stringent and could have a material adverse impact on ARP’s business and operations. For instance, the U.S. EPA published a draft “Permitting Guidance for Oil and Gas Hydraulic Fracturing Activities Using Diesel Fuels” (“Draft Diesel Guidance”) on May 10, 2012 for public comment through August 23, 2012. In that Draft Diesel Guidance, the EPA asserts SDWA permitting authority over hydraulic fracturing activities that employ the injection of diesel fuel. The EPA is in the process of reviewing the comments to the Draft Diesel Guidance, and at present we are not aware of EPA’s timeframe to respond to the comments it received from the public.

The U.S. Senate and House of Representatives considered legislative bills in the 111th and 112th Sessions of Congress that, if enacted, would repeal the SDWA permitting exemption for hydraulic fracturing activities. Titled the “Fracturing Responsibility and Awareness of Chemicals Act” (“Frac Act”), the proposed legislative bills as proposed could potentially lead to significant oversight of hydraulic fracturing activities by federal and state agencies. These legislative bills, if re-introduced, or any similar legislation introduced in the 113th Session of Congress could potentially result in significant regulatory oversight if enacted into law, which may include additional permitting, monitoring, recording, and recordkeeping requirements for ARP.

ARP believes its operations are in substantial compliance with existing SDWA requirements. However, future compliance with the SDWA could result in additional requirements and costs due to the possibility that new or amended laws, regulations, or policies could be implemented or enacted in the future.

Pipeline Safety. Some of APL’s pipelines are subject to regulation by the U.S. Department of Transportation (“DOT”), under the pipeline safety laws, 49 U.S.C. §§ 60101 et seq. The pipeline safety laws authorize DOT to regulate pipeline facilities and persons engaged in the transportation by pipeline of gas, i.e., natural gas, flammable gas, or gas that is toxic or corrosive, and hazardous liquids, i.e., petroleum or petroleum products, including NGLs, and other designated substances that pose an unreasonable risk to life or property when transported in liquid state. The DOT Secretary has delegated that authority to one of the Department’s modal administrations, the Pipeline and Hazardous Material Safety Administration (“PHMSA”). Acting primarily through the Office of Pipeline Safety (“OPS”), PHMSA administers the national regulatory program to ensure the safety of transportation-related gas and hazardous liquid pipeline facilities.

As part of that national program, PHMSA has established minimum federal safety standards for the design, construction, testing, operation, and maintenance of gas and hazardous liquid pipeline facilities. These safety standards apply to most pipeline facilities in the United States, including gathering lines, transmission lines, and distribution lines, and are the only safety requirements that apply to interstate pipeline facilities. PHMSA has also promulgated a series of reporting requirements for operators of gas and hazardous liquid pipeline facilities, as well as provisions for establishing the qualification of pipeline personnel and requirements for managing the integrity of gas transmission and distribution lines and certain hazardous liquid pipelines. To ensure compliance with these provisions, OPS performs pipeline safety inspections and has the authority to initiate enforcement actions, which can lead to the assessment of administrative civil penalties of up to $200,000 per day, per violation, not to exceed $2,000,000 for any related series of violations.

PHMSA also oversees a program that allows the states to submit an annual certification to regulate intrastate pipeline facilities. States that participate in the program can apply additional or more stringent safety standards to the pipeline facilities under their certifications, so long as those standards are compatible with the minimum federal requirements. States can also enter into agreements with PHMSA to participate in the oversight of intrastate or interstate pipelines, primarily by performing inspections for compliance with preemptive federal safety standards. The Kansas Corporation Commission, the Oklahoma Corporation Commission, and the Texas Railroad Commission all participate in the federal gas pipeline safety program and have a certification to regulate intrastate gas pipeline facilities. The Oklahoma Corporation Commission and the Texas Railroad Commission also have a certification to regulate intrastate hazardous liquid pipeline facilities.

APL’s operations are required to permit access to and allow copying of records and to make certain reports and provide information as required by the Secretary of Transportation and appropriate state authorities. APL believes its pipeline operations are in substantial compliance with the federal pipeline safety laws and regulations and any state laws and regulations that apply to its pipeline facilities. However, due to the possibility of new or amended laws and regulations or reinterpretation of existing laws and regulations, the activities needed to ensure future compliance could result in additional costs.

On January 3, 2012, the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (the “Act”) was signed into law. The Act requires DOT and the U.S. Government Accountability Office to complete a number of reviews, studies, evaluations, and reports in preparation for potential rulemakings applicable to pipeline facilities. The issues addressed in these rulemaking provisions include, but are not limited to, the use of automatic or remotely-controlled shut-off valves on new or replaced transmission line facilities, modifying the requirements for pipeline leak detection systems, and expanding the scope of the pipeline integrity management requirements. PHMSA is considering these and other provisions in the Act and has sought public comment on changes to a number of regulations related to pipeline safety. At this time, APL cannot predict what effect, if any, the future application of such regulations might have on its operations, but the midstream natural gas industry could be required as a result to incur additional capital expenditures and increased operating costs.

Hydrogen Sulfide. Exposure to gas containing high levels of hydrogen sulfide, referred to as sour gas, is harmful to humans and can result in death. The gas processed at APL’s Velma gas plant contains high levels of hydrogen sulfide, and APL employs numerous safety precautions at the system to ensure the safety of its employees. There are various federal and state environmental and safety requirements for handling sour gas, and APL is in substantial compliance with all such requirements.

Chemicals of Interest. APL operates several facilities registered with the U.S. Department of Homeland Security (“DHS”), in order to identify the quantities of various chemicals stored at the sites. These facilities are the Velma, Chaney Dell, Waynoka, and Chester gas processing plants in Oklahoma and the Midkiff and Benedum gas processing plants in

Texas. The liquid hydrocarbons recovered and stored as a result of facility processing activities, and various chemicals utilized within the processes, have been identified and registered with DHS. These registration requirements for Chemical of Interest were first promulgated by DHS in 2008 and we are currently in compliance with the Department’s requirements. None of APL’s affected facilities are considered high security risks by DHS at this time and no specific security plans for such per DHS regulations are required.

Drilling and production. State laws regulate the size and shape of drilling and spacing units or proration units governing the pooling of natural gas and oil properties. Some states allow forced pooling or integration of tracts to facilitate exploitation while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce our interest in the unitized properties. In addition, state conservation laws establish maximum rates of production from natural gas and oil wells, generally prohibit the venting or flaring of natural gas and impose requirements regarding the ratability of production. These laws and regulations may limit the amount of natural gas and oil ARP can produce from its wells or limit the number of wells or the locations at which it can drill. Moreover, each state generally imposes a production or severance tax or impact fee with respect to the production and sale of oil, natural gas and natural gas liquids within its jurisdiction.

State regulation and taxation of drilling. The various states regulate the drilling for, and the production, gathering and sale of, natural gas, including imposing severance taxes and requirements for obtaining drilling permits. For example, Michigan imposes a 5% severance tax on natural gas and a 6.6% severance tax on oil, Tennessee imposes a 3% severance tax on natural gas and oil production and Ohio imposes a severance tax of $0.025 per Mcf of natural gas and $0.10 per bbl of oil, Indiana imposes a severance tax of $0.03 per Mcf on natural gas and $0.24 per bbl of oil, Colorado imposes a severance tax up to 5% of the value of oil and gas severed from earth, in addition to other applicable taxes, while West Virginia imposes a 5% severance tax on oil and gas. Pennsylvania has imposed an impact fee on wells drilled into an unconventional formation, which includes the Marcellus Shale. The impact fee, which changes from year to year, is based on the average annual price of natural gas as determined by the NYMEX price, as reported by the Wall Street Journal for the last trading day of each calendar month. For example, based upon natural gas prices for 2012, the impact fee for qualifying unconventional horizontal wells spudded during 2012 was $45,000 per well, while the impact fee for unconventional vertical wells was reduced to twenty percent of the horizontal well fee. The payment structure for the impact fee makes the fee due the year after an unconventional well is spudded, and the fee will continue for 15 years for a horizontal well and 10 years for a vertical well. States also regulate the method of developing new fields, the spacing and operation of wells and the prevention of waste of natural gas resources. States may regulate rates of production and may establish maximum limits on daily production allowable from natural gas wells based on market demand or resource conservation, or both. States do not regulate wellhead prices or engage in other similar direct economic regulation, but there can be no assurance that they will not do so in the future. The effect of these regulations may be to limit the amounts of natural gas that may be produced from ARP’s wells, the type of wells that may be drilled in the future in proximity to existing wells and to limit the number of wells or locations from which it can drill. Texas imposes a 7.5% tax on the market value of natural gas sold, 4.6% on the market value of condensate and a fee of $0.000667 per Mcf of gas produced. Oklahoma imposes a gross production tax of 7% per bbl of oil, 7% per Mcf of natural gas and a petroleum excise tax of $0.095 on the gross production of oil and gas. Texas imposes a severance tax of 7.5% on the market value of gas produced and saved and 4.6% on the market value of condensate and oil produced.

The petroleum industry is also subject to compliance with various other federal, state and local regulations and laws. Some of those laws relate to occupational safety, resource conservation and equal employment opportunity. We do not believe that compliance with these laws will have a material adverse effect upon our unitholders.

Oil spills and hydraulic fracturing. The Oil Pollution Act of 1990, as amended (“OPA”), contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States. The OPA subjects owners of facilities to strict, joint and several liability for all containment and cleanup costs and certain other damages arising from a spill, including, but not limited to, the costs of responding to a release of oil to surface waters. While ARP believes it has been in compliance with OPA, noncompliance could result in varying civil and criminal penalties and liabilities.

A number of federal agencies, including but not limited to the EPA and the Department of Interior, are currently evaluating a variety of environmental issues related to hydraulic fracturing. For example, EPA is conducting a study that evaluates any potential impacts of hydraulic fracturing on drinking water and ground water. EPA released a progress report on this study on December 21, 2012 that did not present any conclusions, but notes that results will be released in draft form in late 2014 for review by the public and the EPA Science Advisory Board.

In addition, state, local conservancy districts and river basin commissions have all previously exercised their various regulatory powers to curtail and, in some cases, place moratoriums on hydraulic fracturing. State regulations include express inclusion of hydraulic fracturing into existing regulations covering other aspects of exploration and production and specifically may include, but not be limited to, the following:

•	requirement that logs and pressure test results are included in disclosures to state authorities;

•	disclosure of hydraulic fracturing fluids and chemicals, and the ratios of same used in operations;

•	specific disposal regimens for hydraulic fracturing fluids;

•	replacement/remediation of contaminated water assets; and

•	minimum depth of hydraulic fracturing.

Local regulations, which may be preempted by state and federal regulations, have included the following which may extend to all operations including those beyond hydraulic fracturing:

•	noise control ordinances;

•	traffic control ordinances;

•	limitations on the hours of operations; and

•	mandatory reporting of accidents, spills and pressure test failures.

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

Legislation continues to be introduced in Congress and development of regulations continues in the Department of Homeland Security and other agencies concerning the security of industrial facilities, including natural gas and oil facilities. APL and ARP’s operations may be subject to such laws and regulations. Presently, it is not possible to accurately estimate the potential costs to comply with any such facility security laws or regulations, but such expenditures could be substantial.

Employees

As of December 31, 2012, we employed 832 persons.

Available Information

We make our periodic reports under the Securities Exchange Act of 1934, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports, available through our website at www.atlasenergy.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). To view these reports, click on “Investor Relations”, then “SEC Filings”. You may also receive, without charge, a paper copy of any such filings by request to us at Park Place Corporate Center One, 1000 Commerce Drive, Suite 400, Pittsburgh, Pennsylvania 15275, telephone number (412) 489-0006. A complete list of our filings is available on the SEC’s website at www.sec.gov. Any of our filings are also available at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The Public Reference Room may be contacted at telephone number (800) 732-0330 for further information.

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

Our revenue, profitability and cash flow substantially depend upon the prices and demand for natural gas and oil. The natural gas and oil markets are very volatile, and a drop in prices can significantly affect our financial results and impede our growth. Changes in natural gas and oil prices will have a significant impact on the value of ARP’s reserves and on our cash flow. Prices for natural gas and oil may fluctuate widely in response to relatively minor changes in the supply of and demand for natural gas or oil, market uncertainty and a variety of additional factors that are beyond our control, such as:

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

In the past, the prices of natural gas and oil have been extremely volatile, and we expect this volatility to continue. For example, during the year ended December 31, 2012, the NYMEX Henry Hub natural gas index price ranged from a high of $3.90 per MMBtu to a low of $1.91 per MMBtu, and West Texas Intermediate oil prices ranged from a high of $109.77 per Bbl to a low of $77.69 per Bbl. Between January 1, 2013 and February 25, 2013, the NYMEX Henry Hub natural gas index price ranged from a high of $3.57 per MMBtu to a low of $3.11 per MMBtu, and West Texas Intermediate oil prices ranged from a high of $97.94 per Bbl to a low of $92.84 per Bbl.

We may not have sufficient cash to pay distributions.

Our ability to fund our operations, pay debt service and to make distributions to our unitholders may fluctuate based on the level of distribution ARP and APL make to its partners and the cash flows generated by our assets.

Our ability to distribute cash to our unitholders will be limited by a number of factors, including:

•	interest expense and principal payments on any current or future indebtedness;

•	restrictions on distributions contained in any current or future debt agreements;

•	our general and administrative expenses, including expenses we incur as a result of being a public company;

•	expenses of our subsidiaries other than ARP and APL, including tax liabilities of our corporate subsidiaries, if any;

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

Economic conditions and instability in the financial markets could negatively impact our and our subsidiaries’ businesses which, in turn, could impact the cash we have to make distributions to our unitholders.

Our and our subsidiaries’ operations are affected by the financial markets and related effects in the global financial system. The consequences of an economic recession and the effects of the financial crisis include a lower level of economic activity and increased volatility in energy prices. This may result in a decline in energy consumption and lower market prices for oil and natural gas and has previously resulted in a reduction in drilling activity in our subsidiaries’ service areas and in wells currently connected to APL’s pipeline system being shut in by their operators until prices improved. Any of these events may adversely affect our and our subsidiaries’ revenues and ability to fund capital expenditures and, in the future, may impact the cash that we have available to fund our operations, pay required debt service on our credit facility and make distributions to our unitholders.

Potential instability in the financial markets, as a result of recession or otherwise, can cause volatility in the markets and may affect our and our subsidiaries’ ability to raise capital and reduce the amount of cash available to fund operations. We cannot be certain that additional capital will be available to us or our subsidiaries to the extent required and on acceptable terms. Disruptions in the capital and credit markets could negatively impact our and our subsidiaries’ access to liquidity needed for our businesses and impact flexibility to react to changing economic and business conditions. We and our subsidiaries may be unable to execute our growth strategies, take advantage of business opportunities or to respond to competitive pressures, any of which could negatively impact our business.

Economic situations could have an adverse impact on producers, key suppliers or other customers, or on our or our subsidiaries’ lenders, causing them to fail to meet their obligations. Market conditions could also impact our or our subsidiaries’ derivative instruments. If a counterparty is unable to perform its obligations and the derivative instrument is terminated, our and our subsidiaries’ cash flow and ability to pay distributions could be impacted which in turn affects the amount of distributions that we are able to make to our unitholders. The uncertainty and volatility surrounding the global financial system may have further impacts on our business and financial condition that we currently cannot predict or anticipate.

Hedging transactions may limit our potential gains or cause us to lose money.

Pricing for natural gas and oil has been volatile and unpredictable for many years. To limit exposure to changing natural gas and oil prices, our subsidiaries use financial and physical hedges for their production. Physical hedges are not deemed hedges for accounting purposes because they require firm delivery of natural gas and are considered normal sales of natural gas. Our subsidiaries generally limit these arrangements to smaller quantities than those projected to be available at any delivery point.

In addition, our subsidiaries may enter into financial hedges, which may include purchases of regulated NYMEX futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. The futures contracts are commitments to purchase or sell natural gas at future dates and generally cover one-month periods for up to six years in the future.

These hedging arrangements may reduce, but will not eliminate, the potential effects of changing commodity prices on cash flow from operations for the periods covered by the hedging arrangement. Furthermore, while intended to help reduce the effects of volatile commodity prices, such transactions, depending on the hedging instrument used, may limit potential gains if commodity prices were to rise substantially over the price established by the hedge. If, among other circumstances, production is substantially less than expected, the counterparties to the futures contracts fail to perform under the contracts or a sudden, unexpected event materially changes commodity prices, our subsidiaries may be exposed to the risk of financial loss. In addition, it is not always possible to engage in a derivative transaction that completely mitigates exposure to commodity prices and interest rates. The financial statements may reflect a gain or loss arising from an exposure to commodity prices and interest rates for which our subsidiaries are unable to enter into a completely effective hedge transaction.

Due to the accounting treatment of derivative contracts, increases in prices for natural gas, crude oil and NGLs could result in non-cash balance sheet reductions and non-cash losses in our statement of operations.

With the objective of enhancing the predictability of future revenues, from time to time ARP and APL enter into natural gas, natural gas liquids and crude oil derivative contracts. ARP and APL account for these derivative contracts by applying the mark-to-market accounting treatment required for these derivative contracts. ARP and APL could recognize incremental derivative liabilities between reporting periods resulting from increases or decreases in reference prices for natural gas, crude oil and NGLs, which could result in the recognition of a non-cash loss in the consolidated combined statements of operations and a consequent non-cash decrease in equity between reporting periods. Any such decrease could be substantial. In addition, ARP or APL may be required to make cash payments upon the termination of any of these derivative contracts.

Regulations promulgated by the Commodities Futures Trading Commission could have an adverse effect on our subsidiaries’ ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with their business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act is intended to change fundamentally the way swap transactions are entered into, transforming an over-the-counter market in which parties negotiate directly with each other into a regulated market in which most swaps are to be executed on registered exchanges or swap execution facilities and cleared through central counterparties. These statutory requirements must be implemented through regulation, primarily through rules to be adopted by the Commodities Futures Trading Commission (“CFTC”). Many market participants will be newly regulated as swap dealers or major swap participants, with new regulatory capital requirements and other regulations that impose business conduct rules and mandate how they hold collateral or margin for swap transactions. All market participants will be subject to new reporting and recordkeeping requirements. The new regulations may require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our existing or future derivative activities. As a commercial end-user which uses swaps to hedge or mitigate commercial risk, rather than for speculative purposes, we are permitted to opt out of the clearing and exchange trading requirements. However, we could be exposed to greater liquidity and credit risk with respect to our hedging transactions if we do not use cleared and exchange-traded swaps. Counterparties to our derivative instruments which are federally insured depository institutions are required to spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties. The new regulations could significantly increase the cost of derivative contracts; materially alter the terms of derivative contracts; reduce the availability of derivatives to protect against risks ARP and APL encounter; reduce ARP’s and APL’s ability to monetize or restructure ARP’s and APL’s derivative contracts in existence at that time; and increase ARP’s and APL’s exposure to less creditworthy counterparties. If ARP and APL reduce or change the way we use derivative instruments as a result of the legislation or regulations, ARP’s and APL’s results of operations may become more volatile and cash flows may be less predictable, which could adversely affect ARP’s and APL’s ability to plan for and fund capital expenditures. Finally, the legislation was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. ARP’s and APL’s revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on ARP’s and APL’s consolidated financial position, results of operations and/or cash flows.

The scope and costs of the risks involved in our subsidiaries making acquisitions may prove greater than estimated at the time of the acquisition.

Any acquisition involves potential risks, including, among other things:

•	the validity of our assumptions about reserves, future production, revenues, capital expenditures and operating costs;

•	an inability to successfully integrate the businesses acquired;

•	a decrease in liquidity by using a portion of available cash or borrowing capacity under respective revolving credit facilities to finance acquisitions;

•	a significant increase in interest expense or financial leverage if additional debt to finance acquisitions is incurred;

•	the assumption of unknown environmental and other liabilities, losses or costs for which our subsidiary is not indemnified or for which the indemnity is inadequate;

•	the diversion of management’s attention from other business concerns and increased demand on existing personnel;

•	the incurrence of other significant charges, such as impairment of oil and natural gas properties, goodwill or other intangible assets, asset devaluation or restructuring charges;

•	unforeseen difficulties encountered in operating in new geographic areas; and

•	customer or key employee losses at the acquired businesses.

The scope and cost of these risks may be materially greater than estimated at the time of the acquisition. Any of these factors could adversely affect future growth and the ability to make or increase distributions.

Our subsidiaries may be unsuccessful in integrating the operations from any future acquisitions with their operations and in realizing all of the anticipated benefits of these acquisitions.

The integration of previously independent operations can be a complex, costly and time-consuming process. The difficulties of combining these systems, as well as any operations our subsidiaries may acquire in the future, include, among other things:

•	operating a significantly larger combined entity;

•	the necessity of coordinating geographically disparate organizations, systems and facilities;

•	integrating personnel with diverse business backgrounds and organizational cultures;

•	consolidating operational and administrative functions;

•	integrating internal controls, compliance under Sarbanes-Oxley Act of 2002 and other corporate governance matters;

•	the diversion of management’s attention from other business concerns;

•	customer or key employee loss from the acquired businesses;

•	a significant increase in indebtedness; and

•	potential environmental or regulatory liabilities and title problems.

Costs incurred and liabilities assumed in connection with an acquisition and increased capital expenditures and overhead costs incurred to expand operations could harm our subsidiaries’ businesses or future prospects, and result in significant decreases in gross margin and cash flows.

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

ARP and APL may issue additional units, which may increase the risk of not having sufficient available cash to make distributions at prior per unit distribution levels.

ARP and APL have wide discretion to issue additional limited partner units, including units that rank senior to its common units and the incentive distribution rights as to quarterly cash distributions, on the terms and conditions established by its general partner. The payment of distributions on additional ARP or APL common units may increase the risk of ARP or APL being unable to make distributions at its prior per unit distribution levels. To the extent new ARP or APL limited partner units are senior to the ARP or APL common units and the incentive distribution rights, their issuance will increase the uncertainty of the payment of distributions on the common units and the incentive distribution rights. Neither the common units nor the incentive distribution rights are entitled to any arrearages from prior quarters.

Reduced incentive distributions from ARP or APL will disproportionately affect the amount of cash distributions to which we are entitled.

We are entitled to receive incentive distributions from ARP, through our ownership of Atlas Resource Partners GP, with respect to any particular quarter only if ARP distributes more than $0.46 per common unit for such quarter. Atlas Resource Partners GP’s incentive distribution rights entitle it to receive percentages increasing up to 48% of all cash distributed by ARP. Distribution by ARP above $0.60 per common unit per quarter would result in Atlas Resource Partners GP’s incremental cash distributions to be the maximum 48%. Atlas Resource Partners GP’s percentage of the incremental cash distributions reduces from 48% to 23% if ARP’s distribution is between $0.51 and $0.60, and to 13% if ARP’s distribution is between $0.47 and $0.50.

We are entitled to receive incentive distributions from APL, through our ownership of Atlas Pipeline GP, with respect to any particular quarter only if APL distributes more than $0.42 per common unit for such quarter. Atlas Pipeline GP agreed to allocate up to $3.75 million of incentive distributions per quarter back to APL. Atlas Pipeline GP’s incentive distribution rights entitle it to receive percentages increasing up to 48% of all cash distributed by APL, subject to the IDR Adjustment Agreement. Distribution by APL above $0.60 per common unit per quarter would result in Atlas Pipeline GP’s incremental cash distributions to be the maximum 48%. Atlas Pipeline GP’s percentage of the incremental cash distributions reduces from 48% to 23% if APL’s distribution is between $0.53 and $0.60, and to 13% if APL’s distribution is between $0.43 and $0.52, subject in both cases to the effect of the IDR Adjustment Agreement.

As a result, lower quarterly cash distributions from ARP or APL have the effect of disproportionately reducing the amount of all incentive distributions that Atlas Resource Partners GP or Atlas Pipeline GP receives as compared to cash distributions it receives on its 2.0% general partner interest in ARP or APL.

We, as the parent of ARP’s and APL’s general partner, may limit or modify the incentive distributions we are entitled to receive from ARP and APL in order to facilitate the growth strategy of ARP and APL. Our general partner’s board of directors can give this consent without a vote of our unitholders.

We own ARP’s and APL’s general partner, which owns the incentive distribution rights in ARP and APL that entitle us to receive increasing percentages, of any cash distributed by them as they reach certain target distribution levels in any quarter. In July 2007, in connection with APL’s acquisition of the Chaney Dell and Midkiff/Benedum systems, Atlas Pipeline GP agreed to allocate up to $3.75 million of incentive distribution rights per quarter back to APL after it receives the initial $7.0 million per quarter of incentive distribution rights.

In order to facilitate acquisitions by ARP or APL, the general partners may elect to limit the incentive distributions we are entitled to receive with respect to a particular acquisition or unit issuance contemplated by ARP or APL. This is because a potential acquisition might not be accretive to ARP’s or APL’s common unitholders as a result of the significant portion of that acquisition’s cash flows which would be paid as incentive distributions to us. By limiting the level of incentive distributions in connection with a particular acquisition or issuance of units of ARP or APL, the cash flows associated with that acquisition could be accretive to ARP’s or APL’s common unitholders as well as substantially beneficial to us. In doing so, the board of ARP’s general partner or the managing board of APL’s general partner would be required to consider both its fiduciary obligations to its investors as well as to us.

ARP’s and APL’s common unitholders have the right to remove their general partner with the approval of the holders of 66 2/3% of all units, which would cause us to lose our general partner interest and incentive distribution rights in ARP and APL and the ability to manage them.

We currently manage ARP through Atlas Resource Partners GP, ARP’s general partner and our wholly-owned subsidiary and we currently manage APL through Atlas Pipeline GP, APL’s general partner and our wholly-owned subsidiary. ARP’s and APL’s partnership agreements, however, give common unitholders of ARP and APL the right to remove the general partner of ARP or APL upon the affirmative vote of holders of 66 2/3% of ARP’s or APL’s outstanding common units. If Atlas Resource Partners GP or Atlas Pipeline GP were removed as general partner, they would receive cash or common units in exchange for their 2.0% general partner interest and the incentive distribution rights and would lose ability to manage ARP or APL. While the common units or cash we would receive are intended under the terms of ARP’s and APL’s partnership agreement to fully compensate us in the event such an exchange is required, the value of these common units or investments we make with the cash over time may not be equivalent to the value of the general partner interest and the incentive distribution rights had we retained them.

If ARP’s or APL’s general partner is not fully reimbursed or indemnified for obligations and liabilities it incurs in managing the business and affairs of ARP or APL, their value, and therefore the value of our common units, could decline.

The general partner of ARP or APL may make expenditures on their behalf for which they will seek reimbursement from ARP or APL. In addition, under Delaware partnership law, ARP’s and APL’s general partner, in their capacity, has unlimited liability for the obligations of ARP or APL, such as its debts and environmental liabilities, except for those contractual obligations of ARP or APL that are expressly made without recourse to the general partner. To the extent Atlas Resource Partners GP or Atlas Pipeline GP incurs obligations on behalf of ARP or APL, it is entitled to be reimbursed or indemnified by ARP or APL. If ARP or APL is unable or unwilling to reimburse or indemnify its general partner, Atlas Resource Partners GP or Atlas Pipeline GP may be unable to satisfy these liabilities or obligations, which would reduce its value and therefore the value of our common units.

If in the future we cease to manage and control ARP or APL through our ownership of its general partner interests, we may be deemed to be an investment company.

If we cease to manage and control ARP or APL and are deemed to be an investment company under the Investment Company Act of 1940, we would either have to register as an investment company under the Investment Company Act of 1940, obtain exemptive relief from the SEC or modify our organizational structure or our contract rights to fall outside the definition of an investment company. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the purchase and sale of certain securities or other property to or from our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage and require us to add additional directors who are independent of us or our affiliates.

Climate change legislation or regulations restricting emissions of greenhouse gases (“GHGs”) could result in increased operating costs and reduced demand for ARP or APL’s services.

In response to findings that emissions of carbon dioxide, methane, and other GHGs present an endangerment to public health and the environment because emissions of such gases are contributing to the warming of the earth’s atmosphere and other climate changes, the EPA adopted regulations under existing provisions of the federal Clean Air Act that require entities that produce certain gases to inventory, monitor and report such gases. Additionally, the EPA adopted rules to regulate GHG emissions through traditional major source construction and operating permit programs. The EPA confirmed the permitting thresholds established in the 2010 rule in July 2012. These permitting programs require consideration of and, if deemed necessary, implementation of best available control technology to reduce GHG emissions. As a result, ARP or APL’s operations could face additional costs for emissions control and higher costs of doing business.

Risks Related to ARP

Competition in the natural gas and oil industry is intense, which may hinder ARP’s ability to acquire natural gas and oil properties and companies and to obtain capital, contract for drilling equipment and secure trained personnel.

ARP operates in a highly competitive environment for acquiring properties and other natural gas and oil companies, attracting capital through its investment partnerships, contracting for drilling equipment and securing trained personnel. ARP’s competitors may be able to pay more for natural gas and oil properties and drilling equipment and to evaluate, bid for and purchase a greater number of properties than its financial or personnel resources permit. Moreover, competitors for investment capital may have better track records in their programs, lower costs or stronger relationships with participants in the oil and gas investment community than ARP does. All of these challenges could make it more difficult for ARP to execute its growth strategy. ARP may not be able to compete successfully in the future in acquiring leasehold acreage or prospective reserves or in raising additional capital.

Furthermore, competition arises not only from numerous domestic and foreign sources of natural gas and oil but also from other industries that supply alternative sources of energy. Competition is intense for the acquisition of leases considered favorable for the development of natural gas and oil in commercial quantities. Product availability and price are the principal means of competition in selling natural gas and oil. Many of ARP’s competitors possess greater financial and other resources than it does, which may enable them to identify and acquire desirable properties and market their natural gas and oil production more effectively than ARP can.

Shortages of drilling rigs, equipment and crews, or the costs required to obtain the foregoing in a highly competitive environment, could impair ARP’s operations and results.

Increased demand for drilling rigs, equipment and crews, due to increased activity by participants in ARP’s primary operating areas or otherwise, can lead to shortages of, and increasing costs for, drilling equipment, services and personnel. Shortages of, or increasing costs for, experienced drilling crews and oil field equipment and services could restrict ARP’s ability to drill the wells and conduct the operations that it currently has planned. Any delay in the drilling of new wells or significant increase in drilling costs could reduce ARP’s revenues.

Many of ARP’s leases are in areas that have been partially depleted or drained by offset wells.

ARP’s key project areas are located in active drilling areas in the Appalachian Basin, and many of its leases are in areas that have already been partially depleted or drained by earlier offset drilling. This may inhibit ARP’s ability to find economically recoverable quantities of natural gas in these areas.

ARP’s operations require substantial capital expenditures to increase its asset base. If it is unable to obtain needed capital or financing on satisfactory terms, ARP’s asset base will decline, which could cause its revenues to decline and affect its ability to pay distributions.

The natural gas and oil industry is capital intensive. If ARP is unable to obtain sufficient capital funds on satisfactory terms with capital raised through equity and debt offerings, cash flow from operations, bank borrowings and the investment partnerships, it may be unable to increase or maintain its inventory of properties and reserve base, or be forced to curtail drilling or other activities. This could cause ARP’s revenues to decline and diminish its ability to service any debt that it may have at such time. If ARP does not make sufficient or effective expansion capital expenditures, including with funds from third-party sources, it will be unable to expand its business operations, and may not generate sufficient revenue or have sufficient available cash to pay distributions on its units.

ARP depends on certain key customers for sales of its natural gas, crude oil and natural gas liquids. To the extent these customers reduce the volumes of natural gas, crude oil and natural gas liquids they purchase from ARP, or cease to purchase natural gas, crude oil and natural gas liquids from ARP, ARP’s revenues and cash available for distribution could decline.

ARP markets the majority of its natural gas production to gas utility companies, gas marketers, local distribution companies and industrial or other end-users. Crude oil produced from ARP’s wells flow directly into leasehold storage tanks where it is picked up by an oil company or a common carrier acting for an oil company. Natural gas liquids are extracted from the natural gas stream by processing and fractionation plants enabling the remaining “dry” gas (low Btu content) to meet pipeline specifications for transport to end users or marketers operating on the receiving pipeline. For the year ended December 31, 2012, Chevron and Atmos Energy Marketing, LLC accounted for approximately 43% and 11% of ARP’s total natural gas, crude oil and natural gas liquids production revenue, respectively, with no other single customer accounting for more than 10% for this period. To the extent these and other key customers reduce the amount of natural gas, crude oil and natural gas liquids they purchase from ARP, ARP’s revenues and cash available for distributions to unit holders could temporarily decline in the event it is unable to sell to additional purchasers.

An increase in the differential between the NYMEX or other benchmark prices of oil and natural gas and the wellhead price that ARP receives for its production could significantly reduce its cash available for distribution and adversely affect its financial condition.

The prices that ARP receives for its oil and natural gas production sometimes reflect a discount to the relevant benchmark prices, such as NYMEX. The difference between the benchmark price and the price that it receives is called a differential. Increases in the differential between the benchmark prices for oil and natural gas and the wellhead price that it receives could significantly reduce its cash available for distribution to its unitholders and adversely affect its financial condition. ARP uses the relevant benchmark price to calculate its hedge positions, and ARP does not have or plan to have any commodity derivative contracts covering the amount of the basis differentials ARP experiences in respect of its production. As such, ARP will be exposed to any increase in such differentials, which could adversely affect its results of operations.

Some of ARP’s undeveloped leasehold acreage is subject to leases that may expire in the near future.

As of December 31, 2012, leases covering approximately 49,786 of ARP’s 321,642 net undeveloped acres, or 15.5%, are scheduled to expire on or before December 31, 2013. An additional 10% are scheduled to expire in each of the years 2014 and 2015. If ARP is unable to renew these leases or any leases scheduled for expiration beyond their expiration date, on favorable terms, ARP will lose the right to develop the acreage that is covered by an expired lease, which would reduce ARP’s cash flows from operations.

Drilling for and producing natural gas are high-risk activities with many uncertainties.

ARP’s drilling activities are subject to many risks, including the risk that it will not discover commercially productive reservoirs. Drilling for natural gas can be uneconomic, not only from dry holes, but also from productive wells that do not produce sufficient revenues to be commercially viable. In addition, ARP’s drilling and producing operations may be curtailed, delayed or canceled as a result of other factors, including:

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

Any one or more of the factors discussed above could reduce or delay our receipt of drilling and production revenues, thereby reducing ARP’s earnings, and could reduce revenues in one or more of its investment partnerships, which may make it more difficult to finance ARP’s drilling operations through sponsorship of future partnerships. In addition, any of these events can cause substantial losses, including personal injury or loss of life, damage to or destruction of property, natural resources and equipment, pollution, environmental contamination, loss of wells and regulatory penalties.

Although ARP maintains insurance against various losses and liabilities arising from its operations, insurance against all operational risks are not available to it. Additionally, ARP may elect not to obtain insurance if it believes that the cost of available insurance is excessive relative to the perceived risks presented. Losses could, therefore, occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. The occurrence of an event that is not fully covered by insurance could reduce ARP’s results of operations.

The physical effects of climatic change have the potential to damage facilities, disrupt operations and production activities and cause ARP to incur significant costs in preparing for or responding to those effects.

Climate change could have an effect on the severity of weather (including hurricanes and floods), sea levels, the arability of farmland, and water availability and quality. If such effects were to occur, ARP’s exploration and production operations have the potential to be adversely affected. Potential adverse effects could include damages to facilities from powerful winds or rising waters in low lying areas, disruption of production activities either because of climate-related damages to facilities or ARP’s costs of operation potentially rising from such climatic effects, less efficient or non-routine operating practices necessitated by climate effects or increased costs for insurance coverage in the aftermath of such effects. Significant physical effects of climate change could also have an indirect effect on ARP’s financing and operations by disrupting the transportation or process-related services provided by midstream companies, service companies or suppliers with whom ARP has a business relationship. ARP may not be able to recover through insurance some or any of the damages, losses or costs that may result from potential physical effects of climate change.

Unless ARP replaces its oil and natural gas reserves, its reserves and production will decline, which would reduce its cash flow from operations and income.

Producing natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. ARP’s natural gas reserves and production and, therefore, its cash flow and income are highly dependent on its success in efficiently developing and exploiting reserves and economically finding or acquiring additional recoverable reserves. ARP’s ability to find and acquire additional recoverable reserves to replace current and future production at acceptable costs depends on generating sufficient cash flow from operations and other sources of capital, principally from the sponsorship of new investment partnerships, all of which are subject to the risks discussed elsewhere in this section.

A decrease in natural gas prices could subject ARP’s oil and gas properties to a non-cash impairment loss under U.S. generally accepted accounting principles.

U.S. generally accepted accounting principles require oil and gas properties and other long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Long-lived assets are reviewed for potential impairments at the lowest levels for which there are identifiable cash flows that are largely independent of other groups of assets. ARP test’s its oil and gas properties on a field-by-field basis, by determining if the historical cost of proved properties less the applicable depletion, depreciation and amortization and abandonment is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on ARP’s economic interests and its plans to continue to produce and develop proved reserves. Expected future cash flow from the sale of production of reserves is calculated based on estimated future prices. ARP estimates prices based on current contracts in place at the impairment testing date, adjusted for basis differentials and market related information, including published future prices. The estimated future level of production is based on assumptions surrounding future levels of prices and costs, field decline rates, market demand and supply, and the economic and regulatory climates. Accordingly, further declines in the price of natural gas may cause the carrying value of ARP’s oil and gas properties to exceed the expected future cash flows, and a non-cash impairment loss would be required to be recognized in the financial statements for the difference between the estimated fair market value (as determined by discounted future cash flows) and the carrying value of the assets.

Properties that ARP acquires may not produce as projected and it may be unable to determine reserve potential, identify liabilities associated with the properties or obtain protection from sellers against such liabilities.

One of ARP’s growth strategies is to capitalize on opportunistic acquisitions of natural gas reserves. However, reviews of acquired properties are often incomplete because it generally is not feasible to review in depth every individual property involved in each acquisition. A detailed review of records and properties also may not necessarily reveal existing or potential problems, and may not permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Inspections may not always be performed on every well that we acquire. Potential problems, such as deficiencies in the mechanical integrity of equipment or environmental conditions that may require significant remedial expenditures, are not necessarily observable even when ARP inspects a well. Any unidentified problems could result in material liabilities and costs that negatively affect ARP’s financial condition and results of operations.

Even if ARP is able to identify problems with an acquisition, the seller may be unwilling or unable to provide effective contractual protection or indemnity against all or part of these problems. Even if a seller agrees to provide indemnity, the indemnity may not be fully enforceable and may be limited by floors and caps on such indemnity.

ARP’s 2012 acquisitions may prove to be worth less than it paid, or provide less than anticipated proved reserves, because of uncertainties in evaluating recoverable reserves, well performance, and potential liabilities as well as uncertainties in forecasting oil and natural gas prices and future development, production and marketing costs.

Successful acquisitions require an assessment of a number of factors, including estimates of recoverable reserves, development potential, well performance, future oil and natural gas prices, operating costs and potential environmental and other liabilities. ARP’s estimates of future reserves and estimates of future production for its 2012 acquisitions are initially based on detailed information furnished by the sellers and subject to review, analysis and adjustment by its internal staff, typically without consulting independent petroleum engineers. Such assessments are inexact and their accuracy is inherently uncertain; thus, proved reserves estimates may exceed actual acquired proved reserves. In connection with ARP’s assessments, it performs a review of the acquired properties that it believes is generally consistent with industry practices. However, such a review will not reveal all existing or potential problems. In addition, ARP’s review may not permit it to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. ARP does not inspect every well. Even when it inspects a well, it does not always discover structural, subsurface and environmental problems that may exist or arise. As a result of these factors, the purchase price ARP pays to acquire oil and natural gas properties may exceed the value it realizes.

Also, ARP’s reviews of the properties included in the 2012 acquisitions are inherently incomplete because it is generally not feasible to perform an in-depth review of the individual properties involved in each acquisition given the time constraints imposed by the applicable acquisition agreement. Even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to fully assess their deficiencies and potential.

ARP may not identify all risks associated with the acquisition of oil and natural gas properties, or existing wells, and any indemnifications it receives from sellers may be insufficient to protect it from such risks, which may result in unexpected liabilities and costs to ARP.

ARP’s business strategy focuses on acquisitions of undeveloped oil and natural gas properties that it believes are capable of production. ARP may make additional acquisitions of undeveloped oil and gas properties from time to time, subject to available resources. Any future acquisitions will require an assessment of recoverable reserves, title, future oil and natural gas prices, operating costs, potential environmental hazards, potential tax and other liabilities and other factors. Generally, it is not feasible for ARP to review in detail every individual property involved in a potential acquisition. In making acquisitions, ARP generally focuses most of its title, environmental and valuation efforts on the properties that it believes to be more significant, or of higher-value. Even a detailed review of properties and records may not reveal all existing or potential problems, nor would it permit ARP to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. In addition, ARP does not inspect in detail every well that it acquires. Potential problems, such as deficiencies in the mechanical integrity of equipment or environmental conditions that may require significant remedial expenditures, are not necessarily observable even when it performs a detailed inspection. Any unidentified problems could result in material liabilities and costs that negatively impact ARP’s financial condition and results of operations.

Even if ARP is able to identify problems with an acquisition, the seller may be unwilling or unable to provide effective contractual protection or indemnity against all or part of these problems. Even if a seller agrees to provide indemnity, the indemnity may not be fully enforceable or may be limited by floors and caps, and the financial wherewithal of such seller may significantly limit our ability to recover our costs and expenses. Any limitation on our ability to recover the costs related any potential problem could materially impact ARP’s financial condition and results of operations.

Ownership of ARP’s oil and gas production depends on good title to its property.

Good and clear title to ARP’s oil and gas properties is important. Although ARP will generally conduct title reviews before the purchase of most oil, gas and mineral producing properties or the commencement of drilling wells, such reviews do not assure that an unforeseen defect in the chain of title will not arise to defeat a claim, which could result in a reduction or elimination of the revenue received by ARP from such properties.

ARP or its subsidiaries may be exposed to financial and other liabilities as the managing general partner in investment partnerships.

ARP or ones of its subsidiaries serves as the managing general partner of the investment partnerships and will be the managing general partner of new investment partnerships that it sponsors. As a general partner, ARP or one of its subsidiaries will be contingently liable for the obligations of the partnerships to the extent that partnership assets or insurance proceeds are insufficient. ARP has agreed to indemnify each investor partner in the investment partnerships from any liability that exceeds such partner’s share of the investment partnership’s assets.

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

Some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances. For example:

•

New York has imposed a de facto moratorium on the issuance of permits for high volume, horizontal hydraulic fracturing until state administered environmental studies are finalized. The Department of Environmental Conservation, or the NYDEC, accepted comments on its revised proposal to amend state regulations to address high-volume hydraulic fracturing through January 11, 2013. Final Regulations have not yet been issued. In October 2012, the New York Department of Environmental Conservation asked the New York Health Department to assess the health impacts of high volume hydraulic fracturing. The Health Department has not completed its assessment. NYDEC is not expected to take any final action or make any decision regarding hydraulic fracturing until after the health review is completed and the Department of Environmental Conservation, through the environmental impact statement, is satisfied that hydraulic fracturing can be done safely in New York State.

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

In addition to state law, local land use restrictions, such as city ordinances, may restrict or prohibit the performance of well drilling in general and/or hydraulic fracturing in particular. If state, local, or municipal legal restrictions are adopted in areas where we are currently conducting, or in the future plan to conduct, operations, we may incur additional costs to comply with such requirements that may be significant in nature, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from the drilling of wells. Generally, federal, state and local restrictions and requirements are applied consistently to similar types of producers (e.g., conventional, unconventional, etc.), regardless of size of the producing company.

Although, to date, the hydraulic fracturing process has not generally been subject to regulation at the federal level, there are certain governmental reviews either under way or being proposed that focus on environmental aspects of hydraulic fracturing practices, and some federal regulation has taken place. A few of these initiatives are listed here, although others may exist now or be implemented in the future. In April 2012, President Obama established an Interagency Working Group to Support Safe and Responsible Development of Unconventional Domestic Natural Gas Resources with the purpose of coordinating the policies and activities of agencies regarding unconventional gas development. The EPA has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel fuel as an additive under the Safe Drinking Water Act. In May 2012, the EPA issued draft permitting guidance for oil and gas hydraulic fracturing activities using diesel fuel. After reviewing comments submitted on the draft guidance in September 2012, the EPA is considering withdrawing the draft guidance and reissuing the policies contained therein as a proposed rulemaking. In addition, legislation that would provide for increased federal regulation of hydraulic fracturing and require disclosure of the chemicals used in the hydraulic fracturing process could be introduced in the future. Furthermore, a number of federal agencies are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. For example, the EPA is currently studying the potential environmental effects of hydraulic fracturing on drinking water and groundwater. The EPA issued a progress report regarding the hydraulic fracturing study on December 21, 2012. However, the progress report did not provide any results or conclusions. Research results are expected to be released in draft form in late 2014 for review by the public and the EPA Science Advisory Board. The EPA has not provided an anticipated date for completion of the report after peer review. The EPA is also proposing to issue a draft criteria document updating the water quality criteria for chloride in early 2013, and a proposed rule regarding effluent limitation guidelines for natural gas extraction from shale gas in 2014. On May 4, 2012, the U.S. Department of the Interior, Bureau of Land Management proposed a rule that includes provisions requiring disclosure of chemicals used in hydraulic fracturing and construction standards for hydraulic fracturing on federal lands.

Certain members of U.S. Congress have called upon the U.S. Government Accountability Office to investigate how hydraulic fracturing might adversely affect water resources, and Congress has asked the SEC to investigate the natural gas industry and any possible misleading of investors or the public regarding the economic feasibility of pursuing natural gas deposits in shales by means of hydraulic fracturing. In addition, Congress requested, the U.S. Energy Information Administration to provide a better understanding of that agency’s estimates regarding natural gas reserves, including reserves from shale formations, as well as uncertainties associated with those estimates. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could result in initiatives to further regulate hydraulic fracturing under the Safe Drinking Water Act or one or more other regulatory mechanisms. If new laws or regulations that significantly restrict hydraulic fracturing are adopted at the state and local level, such laws could make it more difficult or costly for us to perform hydraulic fracturing to stimulate production from dense subsurface rock formations and, in the event of local prohibitions against commercial production of natural gas, may preclude our ability to drill wells. In addition, if hydraulic fracturing becomes regulated at the federal level as a result of federal legislation or regulatory initiatives by the EPA or other federal agencies, our fracturing activities could be significantly affected. Some of the potential effects of changes in Federal, state or local regulation of hydraulic fracturing operations could include, but are not limited to, the following: additional permitting requirements, permitting delays, increased costs, changes in the way operations, drilling and/or completion must be conducted, increased recordkeeping and reporting, and restrictions on the types of additives that can be used, among other potential effects that are not listed here. Restrictions on hydraulic fracturing could also reduce the amount of oil and natural gas that ARP is ultimately able to produce from its reserves.

The third parties on whom ARP relies for gathering and transportation services are subject to complex federal, state and other laws that could adversely affect the cost, manner or feasibility of conducting its business.

The operations of the third parties on whom ARP relies for gathering and transportation services are subject to complex and stringent laws and regulations that require obtaining and maintaining numerous permits, approvals and certifications from various federal, state and local government authorities. These third parties may incur substantial costs in order to comply with existing laws and regulation. If existing laws and regulations governing such third-party services are revised or reinterpreted, or if new laws and regulations become applicable to their operations, these changes may affect the costs that ARP pays for such services. Similarly, a failure to comply with such laws and regulations by the third parties on whom ARP relies could have a material adverse effect on its business, financial condition, results of operations and ability to make distributions to unitholders.

ARP’s drilling and production operations require adequate sources of water to facilitate the fracturing process and the disposal of that water. If ARP is unable to dispose of the water it uses or removes from the strata at a reasonable cost and within applicable environmental rules, its ability to produce gas commercially and in commercial quantities could be impaired.

A significant portion of ARP’s natural gas extraction activity utilizes hydraulic fracturing, which results in water that must be treated and disposed of in accordance with applicable regulatory requirements. Environmental regulations governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing may increase operating costs and cause delays, interruptions or termination of operations, the extent of which cannot be predicted, all of which could have an adverse effect on ARP’s operations and financial performance. For example, Pennsylvania requires the development of a Water Management Plan before hydraulically fracturing an unconventional well. The requirements of these plans continue to be modified by state laws and Pennsylvania Department of Environmental Protection (“PADEP”) policies. In June 2012, Ohio passed legislation that established a water withdrawal and consumptive use permit program in the Lake Erie watershed. If certain withdrawal thresholds are triggered due to water needs for a particular project, ARP will be required to develop a Water Conservation Plan and obtain a withdrawal permit for that project.

ARP’s ability to collect and dispose of water will affect its production, and the cost of water treatment and disposal may affect profitability. The imposition of new environmental initiatives and regulations could include restrictions on ARP’s ability to conduct hydraulic fracturing or disposal of produced water, drilling fluids and other substances associated with the exploration, development and production of gas and oil. For example, in July 2012, pursuant to an Executive Order by Governor Kasich, the Ohio Department of Natural Resources promulgated emergency amendments to the regulations governing disposal wells in Ohio. The emergency rules provide the Department with the authority to require certain testing as part of the process for obtaining a permit for the underground injection of produced water, and require all new disposal wells to be equipped with continuous pressure monitors and automatic shut off devices.

Recently promulgated rules regulating air emissions from oil and natural gas operations could cause ARP to incur increased capital expenditures and operating costs.

In August 2012, the EPA published final rules that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package includes New Source Performance Standards, which we refer to as the NSPS, to address emissions of sulfur dioxide and volatile organic compounds, and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The NSPS require operators, starting in 2015, to reduce VOC emissions from oil and natural gas production facilities by conducting “green completions” for hydraulic fracturing, that is, recovering rather than venting the gas and natural gas liquids that come to the surface during completion of the fracturing process. The NSPS also establish specific requirements regarding emissions from compressors, dehydrators, storage tanks, and other production equipment. In addition, effective in 2012, the rules establish new notification requirements before conducting hydraulic fracturing and more stringent leak detection requirements for natural gas processing plants. The NSPS became effective October 15, 2012 and will likely require a number of modifications to ARP’s operations including the installation of new equipment. Compliance with the new rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact ARP’s businesses.

States are also proposing more stringent requirements in air permits for well sites and compressor stations. For example, Pennsylvania has proposed to revise a list of sources exempt from air permitting requirements such that previously exempted types of sources associated with oil and gas exploration and production would be required to: (1) obtain an air permit or (2) satisfy specific requirements (emission limits, monitoring and recordkeeping) in order to claim the permit exemption. In conjunction with this proposal, Pennsylvania has finalized revisions to its General Permit for Natural Gas Production Facilities to impose additional and more stringent requirements and emission limits. Ohio is also considering revising its current General Permit for Natural Gas Production Operations to cover emissions from completion activities.

Impact fees and severance taxes could materially increase liabilities.

In an effort to offset budget deficits and fund state programs, many states have imposed impact fees and/or severance taxes on the natural gas industry. In February 2012, Pennsylvania implemented an impact fee for unconventional wells drilled in the Commonwealth. An unconventional gas well is a well that is drilled into an unconventional formation, which would include the Marcellus shale. The impact fee, which changes from year to year, is computed using the prior year’s trailing 12 month NYMEX natural gas price and is based upon a tiered pricing matrix. For example, based upon natural gas prices for 2012, the impact fee for qualifying unconventional horizontal wells spudded during 2012 was $45,000 per well and the impact fee for unconventional vertical wells was reduced to twenty percent of the horizontal well fee. The impact fee is due by April 1 of the year following the year that a horizontal unconventional well is spudded or a vertical unconventional well is put into production. The fee will continue for 15 years for a horizontal unconventional well and 10 years for a vertical unconventional well. ARP estimates that the impact fee for its wells including the wells in its Drilling Partnerships will be in excess of $2 million for the year ended December 31, 2012.

Ohio Governor John Kasich has proposed a severance tax on gas, oil and natural gas liquids produced from high-volume producing formations that are recovered through hydraulic fracturing. Under the proposed tax plan, oil and natural gas liquids recovered through hydraulic fracturing in the Utica and Marcellus shales would be taxed at 1.5% of annual gross sales in the first year and 4% per year for each year thereafter. Natural gas would be taxed yearly at 1% of gross sales. The proposed plan also levies a $25,000 up front impact fee for each well drilled in the state.

President Obama’s Fiscal Year 2013 Budget Proposal also includes provisions with significant tax consequences. If enacted, U.S. tax laws would be amended to eliminate the immediate deduction for intangible drilling and development costs and to eliminate the deduction from income for domestic production activities relating to oil and natural-gas exploration and development.

Because ARP handles natural gas and oil, it may incur significant costs and liabilities in the future resulting from a failure to comply with new or existing environmental regulations or an accidental release of substances into the environment.

The planning, design, drilling, installation, operation and abandonment of natural gas wells and associated facilities are matters subject to stringent and complex federal, state and local environmental laws and regulations. These include, for example:

•	The federal Clean Air Act and comparable state laws and regulations that impose obligations related to air emissions;

•

The federal Clean Water Act and comparable state laws and regulations that impose obligations related to spills, releases, streams, wetlands and discharges of pollutants into regulated bodies of water;

•	RCRA and comparable state laws that impose requirements for the handling and disposal of waste, including produced waters, from ARP’s facilities;

•

CERCLA and comparable state laws that regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by ARP and AEI or at locations to which ARP and AEI have sent waste for disposal; and

•	Wildlife protection laws and regulations such as the Migratory Bird Treaty Act that requires operators to cover reserve pits during the cleanup phase of the pit, if the pit is open more than 90 days.

Complying with these requirements is expected to increase costs and prompt delays in natural gas production. There can be no assurance that ARP will be able to obtain all necessary permits and, if obtained, that the costs associated with obtaining such permits will not exceed those that previously had been estimated. It is possible that the costs and delays associated with compliance with such requirements could cause ARP to delay or abandon the further development of certain properties.

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

Certain environmental statutes, including RCRA, CERCLA, the federal Oil Pollution Act and analogous state laws and regulations, impose strict, joint and several liability for costs required to clean up and restore sites where certain substances have been disposed of or otherwise released, whether caused by ARP’s operations, the past operations of its predecessors or third parties. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other waste products into the environment.

There is an inherent risk that ARP may incur environmental costs and liabilities due to the nature of its businesses and the substances it handles. For example, an accidental release from one of ARP’s wells could subject it or the applicable subsidiary to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage, and fines or penalties for related violations of environmental laws or regulations. Moreover, the possibility exists that stricter laws, regulations or enforcement policies may be enacted or adopted and could significantly increase ARP’s compliance costs and the cost of any remediation that may become necessary. ARP may not be able to recover remediation costs under its insurance policies.

ARP is subject to comprehensive federal, state, local and other laws and regulations that could increase the cost and alter the manner or feasibility of it doing business.

ARP’s operations are regulated extensively at the federal, state and local levels. The regulatory environment in which it operates includes, in some cases, legal requirements for obtaining environmental assessments, environmental impact studies and/or plans of development before commencing drilling and production activities. In addition, ARP’s activities will be subject to the regulations regarding conservation practices and protection of correlative rights. These regulations affect ARP’s operations and limit the quantity of natural gas it may produce and sell. A major risk inherent in a drilling plan is the need to obtain drilling permits from state and local authorities. Delays in obtaining regulatory approvals or drilling permits, the failure to obtain a drilling permit for a well or the receipt of a permit with unreasonable conditions or costs could inhibit our ability to develop our respective properties. Additionally, the natural gas and oil regulatory environment could change in ways that might substantially increase the financial and managerial costs of compliance with these laws and regulations and, consequently, reduce our profitability. For example, Pennsylvania’s General Assembly approved legislation in February 2012 that imposes significant, costly requirements on the natural gas industry, including the imposition of increased bonding requirements and impact fees for gas wells, based on the price of natural gas and the age of the well. Draft regulations associated with this legislation have been released by the PADEP and, if finalized, will impact how natural gas operations are conducted in Pennsylvania. Similarly, West Virginia has proposed regulations associated with its existing Horizontal Well Control Act and is signaling that additional regulations are on the horizon. ARP may be put at a competitive disadvantage to larger companies in the industry that can spread these additional costs over a greater number of wells and these increased regulatory hurdles over a larger operating staff.

ARP may not be able to continue to raise funds through its investment partnerships at desired levels, which may in turn restrict its ability to maintain drilling activity at recent levels.

ARP has sponsored limited and general partnerships to finance certain of its development drilling activities. Accordingly, the amount of development activities that ARP will undertake depends in large part upon its ability to obtain investor subscriptions to invest in these partnerships. ARP has raised $127.1 million, $141.9 million and $149.3 million in calendar years 2012, 2011 and 2010, respectively. In the future, ARP may not be successful in raising funds through these investment partnerships at the same levels, and it also may not be successful in increasing the amount of funds it raises. ARP’s ability to raise funds through its investment partnerships depends in large part upon the perception of investors of their potential return on their investment and their tax benefits from investing in them, which perception is influenced significantly by ARP’s historical track record of generating returns and tax benefits to the investors in its existing partnerships.

In the event that ARP’s investment partnerships do not achieve satisfactory returns on investment or the anticipated tax benefits, ARP may have difficulty in maintaining or increasing the level of investment partnership fundraising. In this event, ARP may need to seek financing for drilling activities through alternative methods, which may not be available, or which may be available only on a less attractive basis than the financing it realized through these investment partnerships, or it may determine to reduce drilling activity.

Changes in tax laws may impair ARP’s ability to obtain capital funds through investment partnerships.

Under current federal tax laws, there are tax benefits to investing in investment partnerships, including deductions for intangible drilling costs and depletion deductions. However, the current administration has proposed, among other tax changes, the repeal of certain oil and gas tax benefits, including the repeal of the percentage depletion allowance, the election to expense intangible drilling costs, the passive activity exception for working interests and the marginal production tax credit. These proposals may or may not be adopted. The repeal of these oil and gas tax benefits, if it happens, would result in a substantial decrease in tax benefits associated with an investment in ARP’s investment partnerships. These or other changes to federal tax law may make investment in the investment partnerships less attractive and, thus, reduce ARP’s ability to obtain funding from this significant source of capital funds.

Fee-based revenues may decline if ARP is unsuccessful in sponsoring new investment partnerships.

ARP’s fee-based revenues are based on the number of investment partnerships it sponsors and the number of partnerships and wells it manages or operates. If ARP is unsuccessful in sponsoring future investment partnerships, its fee-based revenues may decline.

ARP’s revenues may decrease if investors in the investment partnerships do not receive a minimum return.

ARP has agreed to subordinate up to 50% of its share of production revenues, net of corresponding production costs, to specified returns to the investor partners in the investment partnerships, typically 10% per year for the first five years of distributions. ARP’s revenues from a particular investment partnership will therefore decrease if the investment partnership does not achieve the specified minimum return. For the years ended December 31, 2012, 2011 and 2010, $6.3 million, $4.0 million and $10.9 million, respectively, of ARP’s revenues, net of corresponding production costs, were subordinated, which reduced ARP’s cash distributions received from the investment partnerships.

Estimated reserves are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of ARP’s reserves.

Underground accumulations of natural gas and oil cannot be measured in an exact way. Natural gas and oil reserve engineering requires subjective estimates of underground accumulations of natural gas and oil and assumptions concerning future natural gas prices, production levels and operating and development costs. As a result, estimated quantities of proved reserves and projections of future production rates and the timing of development expenditures may prove to be inaccurate. ARP’s engineers prepare estimates of its proved reserves. Over time, ARP’s internal engineers may make material changes to reserve estimates taking into account the results of actual drilling and production. Some of ARP’s reserve estimates were made without the benefit of a lengthy production history, which are less reliable than estimates based on a lengthy production history. Also, ARP will make certain assumptions regarding future natural gas prices, production levels and operating and development costs that may prove incorrect. Any significant variance from these assumptions by actual figures could greatly affect estimates of reserves, the economically recoverable quantities of natural gas and oil attributable to any particular group of properties, the classifications of reserves based on risk of recovery and estimates of the future net cash flows. ARP’s PV-10 and standardized measure are calculated using natural gas prices that do not include financial hedges. Numerous changes over time to the assumptions on which ARP’s reserve estimates are based, as described above, often result in the actual quantities of natural gas and oil ARP ultimately recovers being different from its reserve estimates.

The present value of future net cash flows from ARP’s proved reserves is not necessarily the same as the current market value of its estimated natural gas reserves. ARP bases the estimated discounted future net cash flows from its proved reserves on historical prices and costs. However, actual future net cash flows from our natural gas properties also will be affected by factors such as:

•	actual prices received for natural gas;

•	the amount and timing of actual production;

•	the amount and timing of capital expenditures;

•	supply of and demand for natural gas; and

•	changes in governmental regulations or taxation.

The timing of both production and incurrence of expenses in connection with the development and production of natural gas properties will affect the timing of actual future net cash flows from proved reserves, and thus their actual present value. In addition, the 10% discount factor ARP uses when calculating discounted future net cash flows may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the company or the natural gas and oil industry in general.

Any significant variance in ARP’s assumptions could materially affect the quantity and value of reserves, the amount of PV-10 and standardized measure, and ARP’s financial condition and results of operations. In addition, ARP’s reserves or PV-10 and standardized measure may be revised downward or upward based upon production history, results of future exploitation and development activities, prevailing natural gas and oil prices and other factors. A material decline in prices paid for ARP’s production can reduce the estimated volumes of reserves because the economic life of its wells could end sooner. Similarly, a decline in market prices for natural gas or oil may reduce ARP’s PV-10 and standardized measure.

Certain of ARP’s officers and directors are subject to non-competition agreements that may effectively restrict its ability to expand its business in the Marcellus Shale.

Edward Cohen, who serves as ARP’s Chairman and Chief Executive Officer, and Jonathan Cohen, who serves as its Vice Chairman of the board of its general partner, are each parties to a non-competition and non-solicitation agreement with Chevron. These agreements restrict each such individual, until February 17, 2014, from engaging in any capacity (whether as officer, director, owner, partner, stockholder, investor, consultant, principal, agent, employee, coventurer or otherwise) in a business engaged in the exploration, development or production of hydrocarbons in certain designated counties within the States of Pennsylvania, West Virginia and New York, and from engaging in certain solicitation activities with respect to oil and gas leases, customers, suppliers and contractors of AEI. The foregoing restrictions are subject to certain limited exceptions, including exceptions permitting Jonathan Cohen and Edward Cohen in certain circumstances to engage in the businesses conducted by ARP (including with respect to the operation of the assets acquired from AEI in February 2011) and APL.

Therefore, ARP’s ability to expand its business in the Marcellus Shale may be limited.

Risks Related to APL

The amount of cash APL generates depends, in part, on factors beyond its control.

The amount of cash APL generates may not be sufficient for it to pay distributions in the future. APL’s ability to make cash distributions depends primarily on cash flows. Cash distributions do not depend directly on profitability, which is affected by non-cash items. Therefore, cash distributions may be made during periods when APL records losses and may not be made during periods when it records profits. The actual amounts of cash generated will depend upon numerous factors relating to APL’s business, which may be beyond its control, including:

•	the demand for natural gas, NGLs, crude oil and condensate;

•	the price of natural gas, NGLs, crude oil and condensate (including the volatility of such prices);

•	the amount of NGL content in the natural gas APL processes;

•	the volume of natural gas APL gathers;

•	efficiency of APL’s gathering systems and processing plants;

•	expiration of significant contracts;

•	continued development of wells for connection to APL’s gathering systems;

•	APL’s ability to connect new wells to its gathering systems;

•	APL’s ability to integrate newly-formed ventures or acquired businesses with its existing operations;

•	the availability of local, intrastate and interstate transportation systems;

•	the availability of fractionation capacity;

•	the expenses incurred in providing our gathering services;

•	the cost of acquisitions and capital improvements;

•	required principal and interest payments on APL’s debt;

•	fluctuations in working capital;

•	prevailing economic conditions;

•	fuel conservation measures;

•	alternate fuel requirements;

•	the strength and financial resources of APL’s competitors;

•	the effectiveness of APL’s commodity price risk management program and the creditworthiness of its derivatives counterparties;

•	governmental (including environmental and tax) laws and regulations; and

•	technical advances in fuel economy and energy generation devices.

In addition, the actual amount of cash APL will have available for distribution will depend on other factors, including:

•	the level of capital expenditures APL makes;

•	the sources of cash used to fund APL’s acquisitions;

•	limitations on APL’s access to capital or the market for its common units and notes;

•	APL’s debt service requirements; and

•	the amount of cash reserves established by APL’s General Partner for the conduct of its business.

APL’s ability to make payments on and to refinance its indebtedness will depend on its financial and operating performance, which may fluctuate significantly from quarter to quarter, and is subject to prevailing economic and industry conditions and financial, business and other factors, many of which are beyond APL’s control. APL cannot assure you that it will continue to generate sufficient cash flow or that it will be able to borrow sufficient funds to service its indebtedness, or to meet its working capital and capital expenditure requirements. If APL is not able to generate sufficient cash flow from operations or to borrow sufficient funds to service its indebtedness, it may be required to sell assets or equity, reduce capital expenditures, refinance all or a portion of its existing indebtedness or obtain additional financing. APL cannot assure you that it will be able to refinance its indebtedness, sell assets or equity, or borrow more funds on terms acceptable to it, or at all.

APL is exposed to the credit risks of its key customers, and any material nonpayment or nonperformance by these key customers could negatively impact APL’s business.

APL has historically experienced minimal collection issues with its counterparties; however its revenue and receivables are highly concentrated in a few key customers and therefore it is subject to risks of loss resulting from nonpayment or nonperformance by key customers. In an attempt to reduce this risk, APL has established credit limits for each counterparty and it attempts to limit its credit risk by obtaining letters of credit or other appropriate forms of security. Nonetheless, APL has key customers whose credit risk cannot realistically be otherwise mitigated. Any material nonpayment or nonperformance by its key customers could impact its cash flow and ability to make required debt service payments and pay distributions.

Due to APL’s lack of asset diversification, negative developments in its operations could reduce its ability to fund operations, pay required debt service and make distributions to its common unitholders.

APL relies primarily on the revenues generated from its gathering, processing and treating operations, and as a result, its financial condition depends upon prices of, and continued demand for, natural gas, NGLs and condensate. Due to its lack of asset-type diversification, a negative development in APL’s business could have a significantly greater impact on its financial condition and results of operations than if it maintained more diverse assets.

The amount of natural gas APL gathers will decline over time unless it is able to attract new wells to connect to its gathering systems.

Production of natural gas from a well generally declines over time until the well can no longer economically produce natural gas and is plugged and abandoned. Failure to connect new wells to APL’s gathering systems could, therefore, result in the amount of natural gas it gathers declining substantially over time and could, upon exhaustion of the current wells, cause APL to abandon one or more of its gathering systems and, possibly, cease operations. The primary factors affecting APL’s ability to connect new supplies of natural gas to its gathering systems include its success in contracting for existing wells not committed to other systems, the level of drilling activity near its gathering systems and APL’s ability to attract natural gas producers away from its competitors’ gathering systems.

Over time, fluctuations in energy prices can greatly affect production rates and investments by third parties in the development of new oil and natural gas reserves. Drilling activity generally decreases as oil and natural gas prices decrease. A decrease in exploration and development activities in the fields served by APL’s gathering, processing and treating facilities could result if there is a sustained decline in natural gas, crude oil and/or NGL prices, which, in turn, would lead to a reduced utilization of these assets. The decline in the credit markets, the lack of availability of credit, debt or equity financing and the decline in commodity prices may result in a reduction of producers’ exploratory drilling. APL has no control over the level of drilling activity in its service areas, the amount of reserves underlying wells that connect to APL’s systems and the rate at which production from a well will decline. In addition, APL has no control over producers or their production decisions, which are affected by, among other things, prevailing and projected energy prices, demand for hydrocarbons, the level of reserves, drilling costs, geological considerations, governmental regulation and the availability and cost of capital. In a low price environment, producers may determine to shut in wells already connected to APL’s systems until prices improve. Because APL’s operating costs are fixed to a significant degree, a reduction in the natural gas volumes it gathers or processes would result in a reduction in its gross margin and cash flow.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in reduced volumes available for APL to gather and process.

Various federal and state initiatives are underway to regulate, or further investigate, the environmental impacts of hydraulic fracturing, a process that involves the pressurized injection of water, chemicals and other substances into rock formations to stimulate hydrocarbon production. The adoption of any future federal, state or local laws or regulations imposing additional permitting, disclosure or regulatory obligations related to, or otherwise restricting or increasing costs regarding the use of hydraulic fracturing could make it more difficult to drill certain oil and natural gas wells. As a result, the volume of natural gas APL gathers and processes from wells that use hydraulic fracturing could be substantially reduced, which could adversely affect APL’s gross margin and cash flow.

APL currently depends on certain key producers for their supply of natural gas; the loss of any of these key producers could reduce revenues.

During 2012, Chesapeake Energy Corporation; COG Operating LLC; Endeavor Energy Resources LP; Energen Resources Corporation; Laredo Petroleum Inc.; Parsley Energy, LP; Pioneer; Range Resources Corporation; SandRidge Exploration and Production, LLC; Woolsey Operating Company LLC; and XTO Energy Inc. accounted for a significant amount of APL’s natural gas supply. If these producers reduce the volumes of natural gas they supply to APL, its gross margin and cash flow could be reduced unless it obtains comparable supplies of natural gas from other producers.

APL may face increased competition in the future.

APL faces competition for well connections.

•

Carrera Gas Company; Copano Energy, LLC; DCP Midstream, LLC; Energy Transfer Partners, LP; Enogex, LLC and ONEOK Field Services Company, operate competing gathering systems and processing plants in APL’s Velma service area.

•

Access Midstream Partners, LP; DCP Midstream, LLC; Caballo Energy, LLC.; Lumen Midstream Partners, LLC; Mustang Fuel Corporation; ONEOK Field Services Company; SemGas, L. P.; and Superior Pipeline Company, LLC operate competing gathering systems and processing plants in APL’s WestOK service area.

•

Crosstex Energy Services; DCP Midstream, LLC; Southern Union Company; Targa Resources Partners; and West Texas Gas, Inc. operate competing gathering systems and processing plants in APL’s WestTX service area.

•	Enogex, LLC; MarkWest Energy Partners, L.P.; and Scissor Tail Energy LLC operate competing gathering systems and processing plants in APL’s Anadarko service area.

Some of APL’s competitors have greater financial and other resources than it does. If these companies become more active in APL’s service areas, APL may not be able to compete successfully with them in securing new well connections or retaining current well connections. If APL does not compete successfully, the amount of natural gas it gathers and processes will decrease, reducing its gross margin and cash flow.

The amount of natural gas APL gathers or processes may be reduced if the intrastate and interstate pipelines to which APL delivers natural gas or NGLs cannot or will not accept the gas.

APL’s gathering systems principally serve as intermediate transportation facilities between wells connected to APL’s systems and the intrastate or interstate pipelines to which it delivers natural gas. APL’s plant tailgate pipelines, including the Driver Residue Pipeline, provide essential links between APL’s processing plants and intrastate and interstate pipelines that move natural gas to market. APL delivers NGLs to intrastate or interstate pipelines at the tailgates of the plants. If one or more of the pipelines or fractionation facilities to which APL delivers natural gas and NGLs has service interruptions, capacity limitations or otherwise cannot or do not accept natural gas or NGLs from APL, and APL cannot arrange for delivery to other pipelines or fractionation facilities, the amount of natural gas APL gathers and processes may be reduced. Since APL’s revenues depend upon the volumes of natural gas it gathers and natural gas and NGLs it sells or transports, this could result in a material reduction in APL’s gross margin and cash flow.

Failure of the natural gas or NGLs APL delivers to meet the specifications of interconnecting pipelines could result in curtailments by the pipelines.

The pipelines to which APL delivers natural gas and NGLs typically establish specifications for the products they are willing to accept. These specifications include requirements such as hydrocarbon dew point, compositions, temperature, and foreign content (such as water, sulfur, carbon dioxide, and hydrogen sulfide), and these specifications can vary by product or pipeline. If the total mix of a product that we deliver to a pipeline fails to meet the applicable product quality specifications, the pipeline may refuse to accept all or a part of the products scheduled for delivery to it or may invoice us for the costs to handle the out-of-specification products. In those circumstances, APL may be required to find alternative markets for that product or to shut-in the producers of the non-conforming natural gas causing the products to be out of specification, potentially reducing APL’s through-put volumes or revenues.

The success of APL’s operations depends upon its ability to continually find and contract for new sources of natural gas supply.

APL’s agreements with most producers with which it does business generally do not require producers to dedicate significant amounts of undeveloped acreage to APL’s systems. While APL does have some undeveloped acreage dedicated on its systems, most notably with its partner Pioneer on the WestTX system, APL does not have assured sources to provide it with new wells to connect to its gathering systems. Failure to connect new wells to APL’s operations could reduce APL’s gross margin and cash flow.

If APL is unable to obtain new rights-of-way or the cost of renewing existing rights-of-way increases, its cash flow could be reduced.

APL does not own all the land on which its pipelines are constructed. APL obtains the rights to construct and operate its pipelines on land owned by third parties. In some cases, these rights expire at a specified time. Therefore APL is subject to the possibility of more onerous terms or increased costs to retain necessary land use if it does not have valid rights-of-way or if such rights-of-way lapse or terminate. A loss of these rights, through APL’s inability to renew right-of-way contracts or otherwise, could have a material adverse effect on its business, results of operations and financial condition. APL may be unable to obtain rights-of-way to connect new natural gas supplies to its existing gathering lines or capitalize on other attractive expansion opportunities. If the cost of obtaining new rights-of-way or renewing existing rights-of-way increases, then APL’s cash flow could be reduced.

APL’s construction of new assets may not result in revenue increases and is subject to regulatory, environmental, political, legal and economic risks, which could impair its results of operations and financial condition.

APL is actively growing its business through the construction of new assets. The construction of additions or modifications to its existing systems and facilities, and the construction of new assets, involve numerous regulatory, environmental, political and legal uncertainties beyond APL’s control and require the expenditure of significant amounts of capital. Any projects APL undertakes may not be completed on schedule, at the budgeted cost or at all. Moreover, APL’s revenues may not increase immediately upon the expenditure of funds on a particular project. For instance, if APL expands a gathering system, the construction may occur over an extended period of time, and it will not receive any material increase in revenues until the project is completed. Moreover, APL is constructing facilities to capture anticipated future growth in production in a region in which growth may not materialize. Since APL is not engaged in the exploration for, and development of, natural gas reserves, it often does not have access to estimates of potential reserves in an area before constructing facilities in the area. To the extent APL relies on estimates of future production in its decision to construct additions to its systems, the estimates may prove to be inaccurate because there are numerous uncertainties inherent in estimating quantities of future production. As a result, new facilities may not be able to attract enough throughput to achieve expected investment return, which could impair APL’s results of operations and financial condition. In addition, APL’s actual revenues from a project could materially differ from expectations as a result of the volatility in price of natural gas, the NGL content of the natural gas processed and other economic factors described in this section.

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

APL’s strategy contemplates substantial growth through both the acquisition of other gathering systems and processing assets and the expansion of its existing gathering systems and processing assets. APL’s growth strategy through acquisitions involves numerous risks, including:

•	inability to identify suitable acquisition candidates;

•	inability to make acquisitions on economically acceptable terms for various reasons, including limitations on access to capital and increased competition for a limited pool of suitable assets;

•	potentially material costs in seeking to make acquisitions, even if APL cannot complete any acquisition it has pursued;

•	irrespective of estimates at the time an acquisition is made, the acquisition may prove to be dilutive to earnings and operating surplus;

•	delays in receiving regulatory approvals or the receipt of approvals that are subject to material conditions;

•	difficulties in integrating operations and systems; and

•	any additional debt APL incurs to finance an acquisition may impair its ability to service its existing debt.

Limitations on APL’s access to capital or the market for its common units could impair its ability to execute its growth strategy.

APL’s ability to raise capital for acquisitions and other capital expenditures depends upon ready access to the capital markets. Historically, APL has financed its acquisitions and expansions through bank credit facilities and the proceeds of public and private debt and equity offerings. If APL is unable to access the capital markets, it may be unable to execute its growth strategy.

APL’s debt levels and restrictions in its revolving credit facility and the indentures governing its senior notes could limit APL’s ability to fund operations and pay required debt service.

APL has a significant amount of debt. It will need a substantial portion of its cash flow to make principal and interest payments on indebtedness, which will reduce the funds that would otherwise be available for operations and future business opportunities. If APL’s operating results are not sufficient to service its current or future indebtedness, it will be forced to take actions such as reducing or delaying business activities, acquisitions, investments and/or capital expenditures; selling assets; restructuring or refinancing our indebtedness; or seeking additional equity capital or bankruptcy protection. APL may not be able to affect any of these remedies on satisfactory terms, or at all.

APL’s revolving credit facility and the indentures governing its senior notes contain covenants limiting the ability to incur indebtedness, grant liens, engage in transactions with affiliates and make distributions to unitholders. APL’s revolving credit facility also contains covenants requiring it to maintain certain financial ratios.

Regulation of APL’s gathering operations could increase its operating costs; decrease its revenue; or both.

APL’s gathering and processing of natural gas is exempt from regulation by the FERC under the Natural Gas Act of 1938. While gas transmission activities conducted through APL’s plant tailgate pipelines, such as the Driver Residue Pipeline, are subject to FERC’s Natural Gas Act jurisdiction, FERC may limit the extent to which it regulates those activities. The way APL operates, the implementation of new laws or policies (including changed interpretations of existing laws) or a change in facts relating to APL’s plant tailgate pipeline operations could subject its operations to more extensive regulation by FERC under the Natural Gas Act, the Natural Gas Policy Act, or other laws. APL expects that any such regulation could increase its costs, decrease its gross margin and cash flow, or both.

Even if APL’s gathering and processing of natural gas is not generally subject to regulation under the Natural Gas Act, FERC regulation will still affect its business and the market for APL’s products. FERC’s policies and practices affect a range of natural gas pipeline activities, including, for example, its policies on interstate natural gas pipeline open access transportation, ratemaking, capacity release, environmental protection and market center promotion, which indirectly affect intrastate markets. FERC has pursued pro-competitive policies in its regulation of interstate natural gas pipelines. There can be no assurance that FERC will continue this approach as it considers matters such as pipeline rates and rules and policies that may affect rights of access to natural gas transportation capacity.

Since federal law generally leaves any economic regulation of natural gas gathering to the states, state and local regulations may also affect APL’s business. Matters subject to such regulation include access, rates, terms of service and safety. For example, APL’s gathering lines are subject to ratable take, common purchaser, and similar statutes in one or more jurisdictions in which APL operates. Common purchaser statutes generally require gatherers to purchase without undue discrimination as to source of supply or producer, while ratable take statutes generally require gatherers to take, without discrimination, natural gas production that may be tendered to the gatherer for handling. Kansas, Oklahoma and Texas have adopted complaint-based regulation of natural gas gathering activities, which allows natural gas producers and shippers to file complaints with state regulators in an effort to resolve grievances relating to natural gas gathering access and discrimination with respect to rates or terms of service. Should a complaint be filed with the Texas Railroad Commission, Oklahoma Corporation Commission or Kansas Corporation Commission, or should one or more of these agencies become more active in regulating APL’s industry, its revenues could decrease. Collectively, all of these statutes may restrict APL’s right as an owner of gathering facilities to decide with whom it contracts to purchase or gather natural gas.

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

While APL does not believe that the cost of implementing integrity management program testing along segments of its pipeline will have a material effect on its results of operations, the costs of any repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program could be substantial.

APL’s midstream natural gas operations could incur significant costs if the Pipeline and Hazardous Materials Safety Administration adopts more stringent regulations governing APL’s business.

On January 3, 2012, the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, or the “Act,” was signed into law. The Act directs the Secretary of Transportation to undertake a number of reviews, studies and reports, some of which may result in natural gas and hazardous liquids pipeline safety rulemakings. These rulemakings will be conducted by PHMSA.

Since passage of the Act, PHMSA has published several notices of proposed rulemaking which propose a number of changes to regulations governing the safety of gas transmission pipelines, gathering lines and related facilities, including increased safety requirements and increased penalties.

The adoption of regulations that apply more comprehensive or stringent safety standards to gathering lines could require APL to install new or modified safety controls, incur additional capital expenditures, or conduct maintenance programs on an accelerated basis. Such requirements could result in APL’s incurrence of increased operational costs that could be significant; or if APL fails to, or is unable to, comply, APL may be subject to administrative, civil and criminal enforcement actions, including assessment of monetary penalties or suspension of operations, which could have a material adverse effect on its financial position or results of operations and its ability to make distributions to its unitholders.

APL’s midstream natural gas operations may incur significant costs and liabilities resulting from a failure to comply with new or existing environmental regulations or a release of regulated materials into the environment by APL or the producers in its service areas.

The operations of APL’s gathering systems, plants and other facilities, as well as the operations of the producers in its service areas, are subject to stringent and complex federal, state and local environmental laws and regulations. These laws and regulations can restrict or impact APL’s business activities in many ways, including restricting the manner in which it, and its producers, dispose of substances, requiring remedial action to remove or mitigate contamination, and requiring capital expenditures to comply with control requirements. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, increased cost of operations, the imposition of remedial requirements, and the issuance of orders enjoining future operations. Certain environmental statutes impose strict joint and several liability for costs required to clean up and restore sites where substances and wastes have been disposed or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of regulated substances or wastes into the environment.

There is inherent risk of the incurrence of environmental costs and liabilities in APL’s business due to its handling of natural gas and other petroleum products, air emissions related to its operations, historical industry operations including releases of regulated substances into the environment, and waste disposal practices. For example, an accidental release from one of APL’s pipelines or processing facilities could subject it to substantial liabilities arising from (1) environmental cleanup, restoration costs and natural resource damages; (2) claims made by neighboring landowners and other third parties for personal injury and property damage; and (3) fines or penalties for related violations of environmental laws or regulations. Moreover, the possibility exists that stricter laws, regulations or enforcement policies, including those relating to emissions from production, processing and transmission activities, could significantly increase APL’s compliance costs and the cost of any remediation that may become necessary. Producers in APL’s service areas may curtail or abandon exploration and production activities if any of these regulations cause their operations to become uneconomical. APL may not be able to recover some or any of these costs from insurance.

Litigation or governmental regulation relating to environmental protection and operational safety may result in substantial costs and liabilities.

APL’s operations are subject to federal and state environmental laws under which owners of natural gas pipelines can be liable for clean-up costs and fines in connection with any pollution caused by their pipelines. APL may also be held liable for clean-up costs resulting from pollution that occurred before its acquisition of a gathering system. In addition, APL is subject to federal and state safety laws that dictate the type of pipeline, quality of pipe protection, depth of pipelines, methods of welding and other construction-related standards. Any violation of environmental, construction or safety laws could impose substantial liabilities and costs on APL.

APL is also subject to the requirements of OSHA, and comparable state statutes. Any violation of OSHA could impose substantial costs on APL.

Oil and gas operators can be impacted by litigation brought against the agencies which regulate the oil and industry. The outcomes of such activities can impact operations. For example, the Center for Biological Diversity (“CBD”) recently notified the U.S. Army Corp of Engineers (“Corp”) of its intent to file a lawsuit to challenge the Corp’s administration of the Nationwide Permit (“NWP”) program, a program used by the oil and gas industry to permit pipeline construction projects. Unless the Corp acts to correct alleged Endangered Species Act violations, the CBD has threatened further litigation to immediately suspend the NWP program.

APL cannot predict whether or in what form any new litigation or regulatory requirements might be enacted or adopted, nor can it predict its costs of compliance. In general, APL expects new regulations would increase its operating costs and, possibly, require it to obtain additional capital to pay for improvements or other compliance actions necessitated by those regulations.

APL is subject to operating and litigation risks that may not be covered by insurance.

APL’s operations are subject to all operating hazards and risks incidental to gathering, processing and treating natural gas and NGLs. These hazards include:

•	damage to pipelines, plants, related equipment and surrounding properties caused by floods and other natural disasters;

•	inadvertent damage from construction and farm equipment;

•	leakage of natural gas, NGLs and other hydrocarbons;

•	fires and explosions;

•	other hazards, including those associated with high-sulfur content, or sour gas, that could also result in personal injury and loss of life, pollution and suspension of operations; and

•	acts of terrorism directed at our pipeline infrastructure, production facilities and surrounding properties.

As a result, APL may be a defendant in various legal proceedings and litigation arising from its operations. APL may not be able to maintain or obtain insurance of the type and amount it desires at reasonable rates. As a result of market conditions, premiums and deductibles for some of APL’s insurance policies have increased substantially, and could escalate further. In some instances, insurance could become unavailable or available only for reduced amounts of coverage. For example, insurance carriers are now requiring broad exclusions for losses due to war risk and terrorist acts. If APL were to incur a significant liability for which it was not fully insured, its gross margin and cash flow would be materially reduced.

Catastrophic weather events may curtail operations at, or cause closure of, any of APL’s processing plants, which could harm its business.

APL’s assets and operations can be adversely affected by hurricanes, floods, earthquakes, tornadoes and other natural phenomena and weather conditions, including extreme temperatures. If operations at any of APL’s processing plants were to be curtailed, or closed, whether due to natural catastrophe, accident, environmental regulation, periodic maintenance, or for any other reason, APL’s ability to process natural gas from the relevant gathering system and, as a result, its ability to extract and sell NGLs, would be harmed. If this curtailment or stoppage were to extend for more than a short period, its gross margin and cash flow could be materially reduced.

The threat of terrorist attacks has resulted in increased costs, and future war or risk of war may adversely impact APL’s results of operations and its ability to raise capital.

Terrorist attacks or the threat of terrorist attacks cause instability in the global financial markets and other industries, including the energy industry. Infrastructure facilities, including pipelines, production facilities, and transmission and distribution facilities, could be direct targets, or indirect casualties, of an act of terror. APL’s insurance policies generally exclude acts of terrorism. Such insurance is not available at what APL believes to be acceptable pricing levels.

Risks Relating to the Ownership of Our Common Units

If the unit price declines, our common unitholders could lose a significant part of their investment.

The market price of our common units could be subject to wide fluctuations in response to a number of factors, most of which we cannot control, including:

•	changes in securities analysts’ recommendations and their estimates of our financial performance;

•	the public’s reaction to our, ARP’s or APL’s press releases, announcements and our filings with the SEC;

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

Credit markets recently have experienced record lows in interest rates. Interest rates on future credit facilities and debt offerings could be higher than current levels, causing our, ARP’s and APL’s financing costs to increase accordingly. As with other yield-oriented securities, our unit price is impacted by the level of our, ARP’s and APL’s cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank related yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units. A rising interest rate environment could have an adverse impact on our unit price and our, ARP’s and APL’s ability to issue additional equity or to incur debt to make acquisitions or for other purposes and could impact our, ARP’s and APL’s ability to make cash distributions at our, ARP’s and APL’s intended levels.

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

While our cash distribution policy, which is consistent with the terms of our partnership agreement, requires that we distribute all of our available cash quarterly, our cash distribution policy is subject to the following restrictions and limitations and may be changed at any time, including in the following ways:

•

We may lack sufficient cash to pay distributions to our unitholders due to a number of factors, including increases in our general and administrative expenses, principal or interest payments on our current and future outstanding debt, elimination of future distributions from ARP or APL, the effect of the APL IDR Adjustment Agreement, working capital requirements and anticipated cash needs of us, ARP or APL and its subsidiaries;

•

Our cash distribution policy is, and ARP and APL’s cash distribution policy are, subject to restrictions on distributions under our credit facility and ARP and APL’s credit facilities, such as material financial tests and covenants and limitations on paying distributions during an event of default;

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

A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our partnership is organized under Delaware law and we conduct business through our subsidiaries in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the other states in which we do business. Unitholders could be liable for any and all of our obligations as it they were a general partner if, among other potential reasons:

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

Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act (“Delaware Act”), we may not make a distribution to unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Liabilities to partners on account of their partnership interests and liabilities that are non-recourse to us are not counted for purposes of determining whether a distribution is permitted. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable for the obligations of the transferring limited partner to make contributions to the partnership that are known to such purchaser of common units at the time it became a limited partner and for unknown obligations if the liabilities could be determined from the partnership agreement.

Risks Related to Our Conflicts of Interest

Although we control ARP and APL through our ownership of their general partners, their general partner owes fiduciary duties to ARP, APL and their unitholders, which may conflict with our interests.

Conflicts of interest exist and may arise in the future as a result of the relationships between us and our affiliates, including the general partner of each of ARP and APL, on the one hand, and ARP and APL and their limited partners, on the other hand. The directors and officers of Atlas Resource Partners GP and Atlas Pipeline GP have fiduciary duties to manage ARP and APL, respectively, in a manner beneficial to us, its owner. At the same time, these directors and officers have a fiduciary duty to manage ARP and APL in a manner beneficial to it and its limited partners. The board of directors of ARP and the managing board of APL or their conflicts committees will resolve any such conflict and have broad latitude to consider the interests of all parties to the conflict. The resolution of these conflicts may not always be in our best interest or that of our unitholders.

For example, conflicts of interest may arise in the following situations:

•	the allocation of shared overhead expenses to ARP, APL and us;

•	the interpretation and enforcement of contractual obligations between us and our affiliates, on the one hand, and ARP or APL, on the other hand;

•	the determination and timing of the amount of cash to be distributed to ARP’s and APL’s partners and the amount of cash reserved for the future conduct of ARP and APL’s business;

•	the decision as to whether ARP or APL should make acquisitions, and on what terms; and

•	any decision we make in the future to engage in business activities independent of, or in competition with, ARP or APL.

Certain of the officers and directors of our general partner’s may have actual or potential conflicts of interest because of their positions and their fiduciary duties may conflict with those of ARP and APL’s general partner’s officers and directors.

Our general partner’s officers and directors have fiduciary duties to manage our business in a manner beneficial to us and our partners. However, certain of our general partner’s executive officers and non-independent directors also serve as executive officers and directors of ARP and APL’s general partner, and, as a result, have fiduciary duties to manage the business of ARP and APL in a manner beneficial to ARP and APL and their partners. For example, our Executive Chairman, Chief Executive Officer, President, Chief Financial Officer and Chief Accounting Officer, among others, have positions with ARP. Consequently, these directors and officers may encounter situations in which their fiduciary obligations to ARP or APL, on one hand, and us, on the other hand, are in conflict. The resolution of these conflicts of interest may not always be in our best interest or that of our unitholders. Additionally, some directors and officers may own ARP and APL common units, options to purchase common units or other equity awards which may be significant or some of these persons. Their position at ARP or APL and the ownership of such equity of equity awards creates, or may create the appearance of, conflicts of interest when they are faced with decisions that could have different implications for ARP or APL than the decisions have for us.

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

Tax Risks to Unitholders

Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the IRS were to treat us as a corporation for U.S. federal income tax purposes or we were to become subject to a material amount of entity-level taxation for state tax purposes, taxes paid, if any, would reduce the amount of cash available for distribution.

The anticipated after-tax benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on this or any other tax matter that affects us.

We are currently treated as a partnership for federal income tax purposes, which requires that 90% or more of our gross income for every taxable year consist of qualifying income, as defined in Section 7704 of the Internal Revenue Code. Qualifying income is defined as income and gains derived from the exploration, development, mining or production, processing, refining, transportation (including pipelines transporting gas, oil, or products thereof), or the marketing of any mineral or natural resource (including fertilizer, geothermal energy and timber). We may not meet this requirement or current law may change so as to cause, in either event, us to be treated as a corporation for federal income tax purposes or otherwise be subject to federal income tax. We have not requested, and do not plan to request, a ruling from the IRS on this or any other matter affecting us.

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

Our ratio of taxable income to cash distributions will be much greater than the ratio applicable to holders of common units in ARP or APL.

Our ratio of taxable income to cash distributions will be much greater than the ratio applicable to holders of common units in ARP or APL. Other holders of common units in ARP or APL will receive remedial allocations of deductions from ARP or APL. Although we will receive remedial allocations of deductions from ARP and APL, remedial allocations of deductions to us will be very limited. In addition, our ownership of ARP and APL incentive distribution rights will cause more taxable income to be allocated to us from ARP and APL than will be allocated to holders who hold only common units in ARP or APL. If ARP and APL are successful in increasing their distributions over time, our income allocations from our ARP and APL incentive distribution rights will increase, and, therefore, our ratio of taxable income to cash distributions will increase. Because our ratio of taxable income to cash distributions will be greater than the ratio applicable to holders of common units in ARP or APL, our unitholders’ allocable taxable income will be significantly greater than that of a holder of common units in ARP or APL who receives cash distributions from ARP or APL equal to the cash distributions our unitholders would receive from us.

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

The sale or exchange of 50% or more of our, ARP’s or APL’s capital and profits interest within a 12-month period will result in the termination of our, ARP’s or APL’s partnership for federal income tax purposes.

We will be considered to have terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interest in our capital and profits within a 12-month period. Likewise, ARP and APL will be considered to have terminated their partnerships for federal income tax purposes if there is a sale or exchange of 50% or more of the total interest in ARP’s or APL’s capital and profits within a 12-month period. The termination would, among other things, result in the closing of our, ARP or APL’s taxable year for all unitholders and could result in a deferral of depreciation deductions allowable in computing our taxable income for the year in which the termination occurs. Thus, if this occurs, the unitholder will be allocated an increased amount of federal taxable income for the year in which we are considered to be terminated as a percentage of the cash distributed to the unitholder with respect to that period.

Tax gain or loss on the disposition of our common units could be more or less than expected because prior distributions in excess of allocations of income will decrease unitholders’ tax basis in their units.

If unitholders sell any of their common units, they will recognize gain or loss equal to the difference between the amount realized and their tax basis in those units. Prior distributions, and the allocation of losses (including depreciation deductions), to them in excess of the total net taxable income they were allocated for a common unit, which decreased their tax basis in that unit, will, in effect, become taxable income to them if the unit is sold at a price greater than their tax basis in that unit, even if the price they receive is less than their original cost. A substantial portion of the amount realized, whether or not representing gain, may be ordinary income to them. The current maximum marginal federal income tax rates on ordinary income is 39.6% plus a 3.8% Medicare surtax on investment income. As a result, a unitholder may incur a tax liability in excess of the amount of cash it receives from the sale.

Unitholders may be subject to state and local taxes and return filing requirements as a result of investing in our common units.

In addition to U.S. federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we, ARP or APL do business or own property now or in the future, even if our unitholders do not reside in any of those jurisdictions. Our unitholders will likely be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We, ARP and APL presently anticipate that substantially all of our income will be generated in Oklahoma, Pennsylvania and Texas. As we make acquisitions or expand our business, we may do business or own assets in other states in the future. It is the responsibility of each unitholder to file all U.S. federal, foreign, state and local tax returns that may be required of such unitholder. Our counsel has not rendered an opinion on the state or local tax consequences of an investment in the common units.

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

ARP and APL have adopted certain valuation methodologies that may result in a shift of income, gain, loss and deduction between us and the public unitholders of ARP and APL. The IRS may challenge this treatment, which could adversely affect the value of ARP and APL’s common units and our common units.

When we, ARP or APL issue additional units or engage in certain other transactions, ARP and APL determine the fair market value of its assets and allocates any unrealized gain or loss attributable to such assets to the capital accounts of their unitholders and us. Although ARP and APL may from time to time consult with professional appraisers regarding valuation matters, including the valuation of its assets, ARP and APL make many of the fair market value estimates of their assets themselves using a methodology based on the market value of their common units as a means to measure the fair market value of their assets. Their methodology may be viewed as understating the value of their assets. In that case, there may be a shift of income, gain, loss and deduction between certain ARP or APL unitholders and us, which may be unfavorable to such ARP or APL unitholders. Moreover, under their current valuation methods, subsequent purchasers of our common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to their tangible assets and a lesser portion allocated to their intangible assets. The IRS may challenge their valuation methods, or our or ARP or APL’s allocation of Section 743(b) adjustment attributable to their tangible and intangible assets, and allocations of income, gain, loss and deduction between us and certain of their unitholders.

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

Atlas Resource Partners

Natural Gas and Oil Reserves

The following tables summarize information regarding ARP’s estimated proved natural gas and oil reserves as of December 31, 2012. Proved reserves are the estimated quantities of crude oil, natural gas, and NGLs which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e. prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. The estimated reserves include reserves attributable to ARP’s direct ownership interests in oil and gas properties as well as the reserves attributable to its percentage interests in the oil and gas properties owned by investment partnerships in which ARP owns partnership interests. All of the reserves are located in the United States. ARP bases these estimated proved natural gas and oil reserves and future net revenues of natural gas and oil reserves upon reports prepared by Wright & Company, Inc., an independent third-party engineer. ARP has adjusted these estimates to reflect the settlement of asset retirement obligations on gas and oil properties. A summary of the reserve report related to ARP’s estimated proved reserves at December 31, 2012 is included as Exhibit 99.1 to this report. In accordance with SEC guidelines, ARP makes the standardized measure estimates of future net cash flows from proved reserves using natural gas and oil sales prices in effect as of the dates of the estimates which are held constant throughout the life of the properties. ARP’s estimates of proved reserves are calculated on the basis of the unweighted adjusted average of the first-day-of-the-month price for each month within the prior 12-month period, and are listed below as of the dates indicated:

	December 31,
	2012	2011
Unadjusted(1)
Natural gas (per Mcf)	$2.76	$4.12
Oil (per Bbl)	$94.71	$96.19
Natural gas liquids (per Bbl)	$56.83	$57.71

Adjusted(1) (2)
Natural gas (per Mcf)	$2.53	$4.42
Oil (per Bbl)	$92.26	$91.04
Natural gas liquids (per Bbl)	$33.79	$63.76

(1)	“Mcf” represents thousand cubic feet; and “Bbl” represents barrels.
(2)	The adjusted weighted average natural gas price is the Base product price, with the representative price of natural gas adjusted for basis premium and the Btu content to arrive at the appropriate net price. The adjusted weighted average oil and natural gas liquid price is the Base product price, adjusted for local contracted gathering arrangements. Amounts shown do not include financial hedging transactions.

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

The preparation of ARP’s natural gas and oil reserve estimates was completed in accordance with ARP’s prescribed internal control procedures by its reserve engineers. For the periods presented, Wright and Company, Inc., was retained to prepare a report of proved reserves. The reserve information includes natural gas and oil reserves which are all located in the United States, primarily in Ohio, Oklahoma, Pennsylvania and Texas. The independent reserves engineer’s evaluation was based on more than 36 years of experience in the estimation of and evaluation of petroleum reserves, specified economic parameters, operating conditions, and government regulations. ARP’s internal control procedures include verification of input data delivered to its third-party reserve specialist, as well as a multi-functional management review. The preparation of reserve estimates was overseen by ARP’s Senior Reserve Engineer, who is a member of the Society of Petroleum Engineers and has more than 14 years of natural gas and oil industry experience. The reserve estimates were reviewed and approved by ARP’s senior engineering staff and management, with final approval by ARP’s Senior Vice President.

Results of drilling, testing and production subsequent to the date of the estimate may justify revision of these estimates. Future prices received from the sale of natural gas and oil may be different from those estimated by Wright & Company, Inc. in preparing its reports. The amounts and timing of future operating and development costs may also differ from those used. Accordingly, the reserves set forth in the following tables ultimately may not be produced and the proved undeveloped reserves may not be developed within the periods anticipated. ARP’s estimated standardized measure values may not be representative of the current or future fair market value of its proved natural gas and oil properties. Standardized measure values are based upon projected cash inflows, which do not provide for changes in natural gas and oil prices or for the escalation of expenses and capital costs. The meaningfulness of these estimates depends upon the accuracy of the assumptions upon which they were based (see “Item 1A: Risk Factors – Risks Relating to ARP”).

ARP evaluates natural gas reserves at constant temperature and pressure. A change in either of these factors can affect the measurement of natural gas reserves. ARP deducts operating costs, development costs and production-related and ad valorem taxes in arriving at the estimated future cash flows. ARP bases the estimates on operating methods and conditions prevailing as of the dates indicated:

	Proved natural gas and oil reserves at December 31,
	2012	2011
Proved reserves:
Natural gas reserves (MMcf)(1):
Proved developed reserves	338,655	138,403
Proved undeveloped reserves(2)	235,119	19,273

Total proved reserves of natural gas	573,774	157,676
Oil reserves (MBbl)(1):
Proved developed reserves	3,400	1,638
Proved undeveloped reserves(2)	5,469	8

Total proved reserves of oil(3)	8,869	1,646

NGL reserves (MBbl):
Proved developed reserves	7,885	—
Proved undeveloped reserves(2)	8,177	—

Total proved reserves of NGL(3)	16,062	—

Total proved reserves (MMcfe)(1)	723,359	167,552

Standardized measure of discounted future cash flows (in thousands)(4)	$623,676	$219,859

(1)	“MMcf” represents million cubic feet; “MMcfe” represents million cubic feet equivalents; and “MBbl” represents thousand barrels.
(2)	ARP’s ownership in these reserves is subject to reduction as it generally makes capital contributions, which includes leasehold acreage associated with ARP’s proved undeveloped reserves, to its investment partnerships in exchange for an equity interest in these partnerships, which historically ranges from 20% to 41%, which effectively will reduce ARP’s ownership interest in these reserves from 100% to its respective ownership interest as ARP makes these contributions.
(3)	Includes less than 500 MBbl of natural gas liquids proved reserves at December 31, 2011.
(4)	Standardized measure is the present value of estimated future net revenues to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the SEC without giving effect to non-property related expenses, such as general and administrative expenses, interest and income tax expenses, or to depletion, depreciation and amortization. The future cash flows are discounted using an annual discount rate of 10%. Standardized measure does not give effect to commodity derivative contracts. Because ARP is a limited partnership, no provision for federal or state income taxes has been included in the December 31, 2012 and 2011 calculations of standardized measure, which is, therefore, the same as the PV-10 value.

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

Proved Undeveloped Reserves (“PUDS”)

PUD Locations. As of December 31, 2012, ARP had 328 PUD locations totaling approximately 317.0 Bcfe’s of natural gas, oil and NGLs. These PUDS are based on the definition of PUD’s in accordance with the SEC’s rules allowing the use of techniques that have been proven effective through documented evidence, such as actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty.

Historically, the primary focus of ARP’s drilling operations has been in the Appalachian Basin. Subsequent to its acquisitions in the Barnett Shale/Marble Falls and Mississippi Lime play during the year ended December 31, 2012, ARP will continue to integrate these areas and increase its proved reserves through organic leasing as well as drilling on its existing undeveloped acreage.

ARP’s organic growth will focus on expanding its acreage position in its target areas, including ARP’s operations in the Marcellus Shale, Utica Shale, Barnett Shale/Marble Falls and Mississippi Lime play. Through its previous drilling in these regions, as well as its geologic analysis of these areas, ARP is expecting these expansion locations to have a significant impact on its proved reserves.

Changes in PUDs. Changes in PUDS that occurred during the year ended December 31, 2012 were due to the following:

•	Addition of approximately 311.0 Bcfe of Barnett Shale/Marble Fall and Mississippi Lime drilling locations acquired during 2012; and

•	Negative revisions of approximately 18.5 Bcfe in PUDs primarily due to the reduction of drilling plans in the New Albany Shale formation over the next five years.

Development Costs. ARP’s costs incurred related to the development of PUDs were approximately $83.5 million, $40.5 million, and $80.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Productive Wells

The following table sets forth information regarding productive natural gas and oil wells in which ARP has a working interest as of December 31, 2012. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which ARP has an interest, directly or through its ownership interests in investment partnerships, and net wells are the sum of ARP’s fractional working interests in gross wells, based on the percentage interest it owns in the investment partnership that owns the well:

	Number of productive wells(1)
	Gross	Net
Appalachia:
Gas wells	7,674	3,601
Oil wells	499	357

Total	8,173	3,958

Barnett/Marble Falls:
Gas wells	552	455
Oil wells	—	—

Total	552	455

Mississippi Lime/Hunton:
Gas wells	45	37
Oil wells	—	—

Total	45	37

Other operating areas(2):
Gas wells	839	254
Oil wells	2	1

Total	841	255

Total:
Gas wells	9,110	4,347
Oil wells	501	358

Total	9,611	4,705

(1)	Includes ARP’s proportionate interest in wells owned by 96 investment partnerships for which ARP serves as managing general partner and various joint ventures. This does not include royalty or overriding interests in 625 wells.

Developed and Undeveloped Acreage

The following table sets forth information about ARP’s developed and undeveloped natural gas and oil acreage as of December 31, 2012. The information in this table includes ARP’s proportionate interest in acreage owned by investment partnerships.

	Developed acreage (1)		Undeveloped acreage(2)
	Gross (3)	Net (4)	Gross (3)	Net (4)
Pennsylvania	138,852	133,347	3,430	3,427
Ohio(5)	82,566	81,206	31,408	31,399
Texas	61,348	56,443	73,367	60,717
Indiana	32,549	27,294	174,448	103,510
Oklahoma	32,438	12,186	2,235	1,161
Tennessee	19,691	19,315	97,603	95,339
New York	13,197	12,857	23,301	22,394
Other	17,390	15,693	3,900	3,695

Total	398,031	358,341	409,692	321,642

(1)	Developed acres are acres spaced or assigned to productive wells.
(2)	Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas or oil, regardless of whether such acreage contains proved reserves.
(3)	A gross acre is an acre in which ARP owns a working interest. The number of gross acres is the total number of acres in which ARP owns a working interest.
(4)	Net acres is the sum of the fractional working interests owned in gross acres. For example, a 50% working interest in an acre is one gross acre but is 0.5 net acres.
(5)	Includes Utica Shale natural gas and oil rights on approximately 1,300 developed acres and new leases for undeveloped acres in Ohio covering approximately 2,600 acres.

The leases for ARP’s developed acreage generally have terms that extend for the life of the wells, while the leases on its undeveloped acreage have terms that vary from less than one year to five years. There are no concessions for undeveloped acreage as of December 31, 2012.

ARP believes that it holds good and indefeasible title to its producing properties, in accordance with standards generally accepted in the natural gas industry, subject to exceptions stated in the opinions of counsel employed by ARP in the various areas in which it conducts its activities. ARP does not believe that these exceptions detract substantially from its use of any property. As is customary in the natural gas industry, ARP conducts only a perfunctory title examination at the time it acquires a property. Before it commences drilling operations, ARP conducts an extensive title examination and it performs curative work on defects that it deems significant. ARP or we as predecessors have obtained title examinations for substantially all of ARP’s managed producing properties. No single property represents a material portion of ARP’s holdings.

ARP’s properties are subject to royalty, overriding royalty and other outstanding interests customary in the industry. ARP’s properties are also subject to burdens such as liens incident to operating agreements, taxes, development obligations under natural gas and oil leases, farm-out arrangements and other encumbrances, easements and restrictions. ARP does not believe that any of these burdens will materially interfere with its use of its properties.

Atlas Pipeline Partners

APL’s principal facilities consist of twelve natural gas processing plants; eighteen gas treating facilities; approximately 10,100 miles of active 2 to 30 inch diameter natural gas gathering lines; and approximately 2,200 miles of NGL transportation pipeline through its 20% interest in WTLPG. Substantially all of APL’s gathering systems are constructed within rights-of-way granted by property owners named in the appropriate land records. In a few cases, property for gathering system purposes was purchased in fee. All of APL’s compressor stations are located on property owned in fee or on property obtained via long-term leases or surface easements.

The following tables set forth certain information relating to APL’s gas processing facilities, gas treating facilities and natural gas gathering systems:

Gas Processing Facilities

Facility	Location	Year Constructed	Design Throughput Capacity (MMcfd)	2012 Average Throughput (MMcfd)	2012 Average Utilization Rate
Waynoka I plant	Woods County, OK	2006	200
Waynoka II plant	Woods County, OK	2012	200
Chaney Dell plant	Major County, OK	2012	30
Chester plant	Woodward County, OK	1981	28

Total WestOK			458	348	76%

Consolidator plant	Reagan County, TX	2009	150
Midkiff plant	Reagan County, TX	1990	60
Benedum plant	Upton County, TX	Updated 1981	45

Total WestTX			255	249	98%

Velma plant	Stephens County, OK	Updated 2003	100
Velma V-60 plant	Stephens County, OK	2012	60

Total Velma			160	114	71%

East Rockpile Treating	Pittsburg County, OK	2008
Atoka plant	Atoka County, OK	2006	20
Coalgate plant	Coal County, OK	2007	80
Tupelo plant	Coal County, OK	2011	120

Total Arkoma			220	211	96%

Total			1,093	922	84%

(1)	“MMcfd” represents million cubic feet per day.

Natural Gas Gathering Systems

System	Location	Approximate Active Miles of Pipe	Approximate Number of Receipt Points

WestOK	North Central Oklahoma and Southern Kansas	5,400	4,500
Velma	Southern Oklahoma and Northern Texas	1,200	600
WestTX	West Texas	3,300	3,100
Arkoma	Southern Oklahoma	60	130
Tennessee	Tennessee	70	200
Barnett Shale	Central Texas	20	20

Total		10,050	8,550

Natural Gas Treating Facilities

Location	Type	Number of Units

Oklahoma	Refrigeration	1
Texas	Refrigeration	1

Total Refrigeration		2

Arkansas	Amine	1
Texas	Amine	9
Louisiana	Amine	2
In inventory	Amine	3

Total Amine		15

APL’s property or rights-of-way are subject to encumbrances, restrictions and other imperfections. These imperfections have not materially interfered, and APL does not expect they will materially interfere, with the conduct of its business. In many instances, lands over which rights-of-way have been obtained are subject to prior liens, which have not been subordinated to the rights-of-way grants. In a few instances, APL’s rights-of-way are revocable at the election of the land owners. In some cases, not all of the owners named in the appropriate land records have joined in the rights-of-way grants, but in substantially all such cases signatures of the owners of majority interests have been obtained. Substantially all permits have been obtained from public authorities to cross over or under, or to lay facilities in or along, water courses, county roads, municipal streets, and state highways, where necessary, although in some instances these permits are revocable at the election of the grantor. Substantially all permits have also been obtained from railroad companies to cross over or under lands or rights-of-way, many of which are also revocable at the grantor’s election.

Certain of APL’s rights to lay and maintain pipelines are derived from recorded gas well leases, with respect to wells currently in production; however, the leases are subject to termination if the wells cease to produce. Because many of these leases affect wells at the end of lines, these rights-of-way will not be used for any other purpose once the related wells cease to produce.

ITEM 3:	LEGAL PROCEEDINGS

One of our subsidiaries entered into two agreements with the EPA, effective on September 25, 2012, to settle alleged violations in connection with a fire that occurred at a natural gas well and associated well pad site in Washington County, Pennsylvania in 2010. The EPA alleged non-compliance with the Clean Air Act, including with respect to the storage and handling of the natural gas condensate, as well as non-compliance with the Emergency Planning and Community Right-to-Know Act of 1986. The subsidiary agreed to a civil penalty of $84,506 under a consent agreement and agreed to upgrade its facility pursuant to an administrative settlement agreement.

On August 3, 2011, CNX Gas Company LLC (“CNX”), filed a lawsuit in the United States District Court for the Eastern District of Tennessee at Knoxville styled CNX Gas Company LLC vs. Miller Energy Resources, Inc., Chevron Appalachia, LLC as successor in interest to Atlas America, LLC, Cresta Capital Strategies, LLC, and Scott Boruff, No. 3:11-cv-00362. On April 16, 2012, Atlas Energy Tennessee, LLC, one of our subsidiaries, was brought into the lawsuit by way of Amended Complaint. On April 23, 2012, the Court dismissed Chevron Appalachia, LLC as a party on the grounds of lack of subject matter jurisdiction over that entity.

The lawsuit alleges that CNX entered into a Letter of Intent with Miller Energy Resources, Inc. (“Miller Energy”), for the purchase by CNX of certain leasehold interests containing oil and natural gas rights, representing around 30,000 acres in East Tennessee. The lawsuit also alleges that Miller Energy breached the Letter of Intent by refusing to close by the date provided and by allegedly entertaining offers from third parties for the same leasehold interests. Allegations of inducement of breach of contract and related claims are made by CNX against the remaining defendants, on the theory that these parties knew of the terms of the Letter of Intent and induced Miller Energy to breach the Letter of Intent. CNX is seeking $15.5 million in damages. We assert that we acted in good faith and believe that the outcome of the litigation will be resolved in our favor.

We and our subsidiaries are also parties to various routine legal proceedings arising out of the ordinary course of our business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations. See “Item 8: Financial Statements and Supplementary Data – Note 15 to the Consolidated Combined Financial Statements”.

ITEM 4:	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units trade on the New York Stock Exchange under the symbol “ATLS.” At the close of business on February 25, 2013, the closing price of our units was $41.05, and there were 202 holders of record of our common units. The following table sets forth the high and low sales price per unit of our common limited partner units as reported by the New York Stock Exchange and the cash distributions declared by quarter per unit on our common limited partner units for the years ended December 31, 2012 and 2011:

	High	Low	Cash Distribution per Common Limited Partner Declared(1)
Year ended December 31, 2012:
Fourth quarter	$36.57	$31.15	$0.30
Third quarter	$36.75	$29.95	$0.27
Second quarter	$39.35	$27.83	$0.25
First quarter	$35.40	$23.51	$0.25

Year ended December 31, 2011:
Fourth quarter	$25.59	$15.82	$0.24
Third quarter	$25.72	$17.69	$0.24
Second quarter	$27.36	$20.41	$0.22
First quarter	$23.24	$13.11	$0.11

(1)	The determination of the amount of future cash distributions declared, if any, is at the sole discretion of our General Partner’s board of directors and will depend on various factors affecting our financial conditions and other matters the board of directors deems relevant.

We have a cash distribution policy under which we distribute, within 50 days after the end of each quarter, all of our available cash (as defined in the partnership agreement) for that quarter to our common unitholders. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cash Distributions.”

For information concerning common units authorized for issuance under our long-term incentive plans, see “Item 12: Security Ownership of Certain Beneficial Owners and Management – Equity Compensation Plan Information”.

ITEM 6:	SELECTED FINANCIAL DATA

We have derived the selected financial data set forth in the following table for each of the years ended December 31, 2012, 2011 and 2010, with the exception of consolidated balance sheet data for the year ended December 31, 2010, from our consolidated combined financial statements appearing elsewhere in this report, which have been audited by Grant Thornton LLP, independent registered public accounting firm. We derived the financial data for the years ended December 31, 2009 and 2008, as well as consolidated balance sheet data for the year ended December 31, 2010, from our consolidated financial statements, which are not included in this report.

The consolidated combined financial statements include our accounts and that of our consolidated subsidiaries, all of which are wholly-owned at December 31, 2012, except for ARP and APL, which we control. Due to the structure of our ownership interests in ARP and APL, in accordance with generally accepted accounting principles, we consolidate the financial statements of ARP and APL into our financial statements rather than present our ownership interests as equity investments. As such, the non-controlling interests in ARP and APL are reflected as income (loss) attributable to non-controlling interests in our consolidated combined statements of operations and as a component of partners’ capital on our consolidated balance sheets. Throughout this section, when we refer to “our” consolidated combined financial statements, we are referring to the consolidated combined results for us and our wholly-owned subsidiaries and the consolidated results of ARP and APL, adjusted for non-controlling interests in ARP and APL.

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

The following table should be read together with our consolidated financial statements and notes thereto included within “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8: Financial Statements and Supplementary Data” of this report.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per unit data)
Statement of operations data:
Revenues:
Gas and oil production	$92,901	$66,979	$93,050	$112,979	$127,083
Well construction and completion	131,496	135,283	206,802	372,045	415,036
Gathering and processing	1,219,815	1,329,418	944,609	714,145	1,185,254
Administration and oversight	11,810	7,741	9,716	15,554	19,277
Well services	20,041	19,803	20,994	17,859	18,513
Gain (loss) on mark-to-market derivatives	31,940	(20,453)	(5,944)	(35,815)	29,741
Other, net	13,440	31,803	17,437	15,295	7,330

Total revenues	1,521,443	1,570,574	1,286,664	1,212,062	1,802,234

Costs and expenses:
Gas and oil production	26,624	17,100	23,323	25,557	25,104
Well construction and completion	114,079	115,630	175,247	315,546	359,609
Gathering and processing	1,009,100	1,123,051	789,548	605,222	978,178
Well services	9,280	8,738	10,822	9,330	10,654
General and administrative	165,777	80,584	37,561	38,932	633
Chevron transaction expense	7,670	—	—	—	—
Depreciation, depletion and amortization	142,611	109,373	115,655	119,396	111,545
Goodwill and asset impairment	9,507	6,995	50,669	166,684	615,724

Total costs and expenses	1,484,648	1,461,471	1,202,825	1,280,667	2,101,447

Operating income (loss)	36,795	109,103	83,839	(68,605)	(299,213)

Gain (loss) on asset sales and disposal	(6,980)	256,292	(13,676)	108,947	—
Interest expense	(46,520)	(38,394)	(90,448)	(104,053)	(89,284)
(Loss) gain on early extinguishment of debt	—	(19,574)	(4,359)	(2,478)	17,420

Income (loss) from continuing operations before tax	(16,705)	307,427	(24,644)	(66,189)	(371,077)
Income tax expense	176	—	—	—	—

Income (loss) from continuing operations	(16,881)	307,427	(24,644)	(66,189)	(371,077)

Income (loss) from discontinued operations	—	(81)	321,155	84,148	(93,802)

Net income (loss)	(16,881)	307,346	296,511	17,959	(464,879)
(Income) loss attributable to non-controlling interests	(35,532)	(257,643)	(245,764)	(53,924)	536,455

Net income (loss) after non-controlling interests.	(52,413)	49,703	50,747	(35,965)	71,576
(Income) loss not attributable to common limited partners (results of operations of the Transferred Business as of and prior to February 17, 2011, the date of acquisition).	—	(4,711)	(22,813)	40,000	(145,229)

Net income (loss) attributable to common limited partners.	$(52,413)	$44,992	$27,934	$4,035	$(73,653)

Allocation of net income (loss) attributable to common limited partners:
Continuing operations	$(52,413)	$45,002	$(11,994)	$(7,287)	$(62,331)
Discontinued operations	—	(10)	39,928	11,322	(11,322)

	$(52,413)	$44,992	$27,934	$4,035	$(73,653)

Net income (loss) attributable to common limited partners per unit:
Basic:

Income (loss) from continuing operations attributable to common limited partners	$(1.02)	$0.91	$(0.43)	$(0.26)	$(2.23)
Income (loss) from discontinued operations attributable to common limited partners	—	—	1.44	0.41	(0.45)

Net income (loss) attributable to common limited partners	$(1.02)	$0.91	$1.01	$0.15	$(2.68)

Diluted(1):
Income (loss) from continuing operations attributable to common limited partners	$(1.02)	$0.88	$(0.43)	$(0.26)	$(2.23)
Income (loss) from discontinued operations attributable to common limited partners	—	—	1.44	0.41	(0.45)

Net income (loss) attributable to common limited partners	$(1.02)	$0.88	$1.01	$0.15	$(2.68)

Balance sheet data (at period end):
Property, plant and equipment, net	$3,502,609	$2,093,283	$1,849,486	$1,831,090	$2,031,774
Total assets	4,597,194	2,684,771	2,435,262	2,838,007	3,262,986
Total debt, including current portion	1,540,343	524,140	601,389	1,262,183	1,539,427
Total partners’ capital	2,479,848	1,744,081	1,406,123	1,053,855	1,135,216

Cash flow data:
Net cash provided by operating activities	$70,276	$88,195	$157,253	$236,664	$108,844
Net cash provided by (used in) investing activities	(1,650,505)	14,159	502,330	142,637	(555,123)
Net cash provided by (used in) financing activities	1,539,633	(25,225)	(660,439)	(385,483)	435,477
Capital expenditures	(500,759)	(292,750)	(139,360)	(209,576)	(340,975)

(1)

For the year ended December 31, 2012, approximately 2,867,000 units were excluded from the computation of diluted earnings attributable to common limited partners per unit because the inclusion of such units would have been anti-dilutive. For the year ended December 31, 2010, approximately 180,000 stock awards were excluded from the computation of diluted net income (loss) attributable to common limited partners per unit because the inclusion of such common limited partner units would have been anti-dilutive. For the year ended December 31, 2009, approximately 187,000 stock awards were excluded from the computation of diluted net income (loss) attributable to common limited partners per unit because the inclusion of such common limited partner units would have been anti-dilutive. For the year ended December 31, 2008, approximately 553,000 stock awards were excluded from the computation of diluted net income (loss) attributable to common limited partners per unit because the inclusion of such common limited partner units would have been anti-dilutive.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis presented below provides information to assist in understanding our financial condition and results of operations. This discussion should be read in conjunction with “Item 6: – Selected Financial Data” and “Item 8: Financial Statements and Supplemental Data”, which contains our consolidated combined financial statements.

The following discussion may contain forward-looking statements that reflect our or our subsidiaries’ plans, estimates and beliefs. Forward-looking statements speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and in “Item 1A: Risk Factors”. We believe the assumptions underlying the consolidated combined financial statements are reasonable.

BUSINESS OVERVIEW

We are a publicly-traded Delaware master limited partnership, whose common units are listed on the New York Stock Exchange under the symbol “ATLS”.

At December 31, 2012, our operations primarily consisted of our ownership interests in the following entities:

•

Atlas Resource Partners, L.P. (“ARP”), a publicly-traded Delaware master limited partnership (NYSE: ARP), and an independent developer and producer of natural gas, crude oil and natural gas liquids (“NGL”), with operations in basins across the United States. ARP sponsors and manages tax-advantaged investment partnerships, in which it coinvests, to finance a portion of its natural gas and oil production activities. At December 31, 2012, we owned 100% of the general partner Class A units and incentive distribution rights, and common units representing an approximate 43.0% limited partner ownership interest in ARP;

•

Atlas Pipeline Partners, L.P. (“APL”), a publicly traded Delaware master limited partnership (NYSE: APL) and midstream energy service provider engaged in the natural gas gathering, processing and treating services in the Anadarko, Arkoma and Permian Basins located in the southwestern and mid-continent regions of the United States; natural gas gathering services in the Appalachian Basin in the northeastern region of the United States; and NGL transportation services throughout the southwestern region of the United States. At December 31, 2012, we owned a 2.0% general partner interest, all of the incentive distribution rights, and an approximate 8.7% common limited partner interest; and

•

Lightfoot Capital Partners, LP (“Lightfoot LP”) and Lightfoot Capital Partners GP, LLC (“Lightfoot GP”), the general partner of Lightfoot L.P. (collectively, “Lightfoot”), entities which incubate new master limited partnerships (“MLPs”) and invest in existing MLPs. At December 31, 2012, we had an approximate 16% general partner interest and 12% limited partner interest in Lightfoot.

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

On February 17, 2011, we acquired certain assets and liabilities (the “Transferred Business”) from Atlas Energy, Inc. (“AEI”), the former owner of our general partner, including the following exploration and production assets that were transferred to ARP on March 5, 2012:

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

In addition to the exploration and production assets, the Transferred Business also included all of the ownership interests in Atlas Energy GP, LLC, our general partner, and a direct and indirect ownership interest in Lightfoot.

FINANCIAL PRESENTATION

Our consolidated combined financial statements contain our accounts and those of our consolidated subsidiaries, all of which are wholly-owned at December 31, 2012, except for ARP and APL, which we control. Due to the structure of our ownership interests in ARP and APL, in accordance with generally accepted accounting principles, we consolidate the financial statements of ARP and APL into our financial statements rather than present our ownership interests as equity investments. As such, the non-controlling interests in ARP and APL are reflected as income attributable to non-controlling interests in our consolidated combined statements of operations and as a component of partners’ capital on our consolidated balance sheets. Throughout this section, when we refer to “our” consolidated combined financial statements, we are referring to the consolidated combined results for us, our wholly-owned subsidiaries and the consolidated results of ARP and APL, adjusted for non-controlling interests in ARP and APL. All significant intercompany transactions and balances have been eliminated in the consolidation of our financial statements.

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

•

Retrospectively adjusted our consolidated combined financial statements for any date prior to February 17, 2011, the date of acquisition, to reflect our results on a consolidated combined basis with the results of the Transferred Business as of or at the beginning of the respective period; and

•

Adjusted the presentation of our consolidated combined statements of operations for the years ended December 31, 2011 and 2010 to reflect the results of operations attributable to the Transferred Business prior to the date of acquisition as a reduction of net income to determine income attributable to common limited partners. However, the Transferred Business’ historical financial statements prior to the date of acquisition do not reflect general and administrative expenses and interest expense. The Transferred Business was not managed by AEI as a separate business segment and did not have identifiable labor and other ancillary costs. The general and administrative and interest expenses of AEI prior to the date of acquisition, including the exploration and production business segment, related primarily to business activities associated with the business sold to Chevron Corporation in February 2011 and not activities related to the Transferred Business.

SUBSEQUENT EVENTS

Cash Distribution. On January 24, 2013, we declared a cash distribution of $0.30 per unit on our outstanding common limited partner units, representing the cash distribution for the quarter ended December 31, 2012. The $15.4 million distribution was paid on February 19, 2013 to unitholders of record at the close of business on February 6, 2013.

Atlas Pipeline

Senior Notes. On February 11, 2013, APL issued $650.0 million of 5.875% unsecured senior notes due 2023 (“5.875% APL Senior Notes”) in a private placement transaction. The 5.875% APL Senior Notes were issued at par. APL received net proceeds of $637.8 million and plans to utilize the proceeds to redeem any or all of its outstanding 8.75% senior unsecured notes due on June 15, 2018 (“8.75% APL Senior Notes”) and repay a portion of its outstanding indebtedness under its revolving credit facility. APL has agreed to file a registration statement with respect to the 5.875% Senior Notes. On January 28, 2013, APL commenced a cash tender offer for any and all of its outstanding $365.8 million 8.75% APL Senior Notes and a solicitation of consents to eliminate most of the restrictive covenants and certain of the events of default contained in the indenture governing the 8.75% APL Senior Notes (“8.75% Senior Notes Indenture”). Approximately $268.4 million aggregate principal amount of the 8.75% Senior Notes, (representing approximately 73.4% of the outstanding 8.75% Senior Notes) were validly tendered as of the expiration date of the consent solicitation. On February 11, 2013, APL accepted for purchase all 8.75% Senior Notes validly tendered as of the expiration of the consent solicitation and entered into a supplemental indenture amending and supplementing the 8.75% Senior Notes Indenture. APL also issued a notice to redeem all the 8.75% APL Senior Notes not purchased in connection with the tender offer. APL plans to fund the redemption with a portion of the net proceeds from the issuance of the 5.875% APL Senior Notes.

Cash Distribution. On January 23, 2013, APL declared a cash distribution of $0.58 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended December 31, 2012. The $40.6 million distribution, including $3.1 million to us, as general partner, was paid on February 14, 2013 to unitholders of record at the close of business on February 7, 2013.

Acquisition of Gas Gathering Systems and Related Assets. On January 7, 2013, APL paid $6.0 million for the first of two payments related to the acquisition of a gas gathering system and related assets in February 2012. APL agreed to pay up to an additional $12.0 million, payable in two equal amounts (“Trigger Payments”), if certain volumes were achieved on the acquired gathering system within specified periods of time. Sufficient volumes were achieved in December 2012 to meet the required volumes for the first Trigger Payment (see “Recent Developments”).

Atlas Resource

Cash Distribution. On January 24, 2013, ARP declared a cash distribution of $0.48 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended December 31, 2012. The $23.6 million distribution, including $0.6 million to us, as general partner, and $1.8 million to its preferred limited partners, was paid on February 14, 2013 to unitholders of record at the close of business on February 6, 2013.

Senior Notes. On January 23, 2013, ARP issued $275.0 million of 7.75% senior unsecured notes due on January 15, 2021 (“7.75% ARP Senior Notes”). ARP used the net proceeds of approximately $268.3 million, net of underwriting fees and other offering costs of $6.7 million, to repay all of the indebtedness and accrued interest outstanding under its term loan credit facility and a portion of that outstanding under its revolving credit facility (see “Credit Facilities”). Under the terms of ARP’s revolving credit facility, the borrowing base was reduced by 15% of the 7.75% ARP Senior Notes to $368.8 million. In connection with the retirement of ARP’s term loan credit facility and the reduction in its revolving credit facility borrowing base, ARP accelerated $2.2 million of amortization expense related to deferred financing costs in January 2013. The indenture governing the 7.75% ARP Senior Notes contains covenants, including limitations of ARP’s ability to incur certain liens, incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase, or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of ARP’s assets.

RECENT DEVELOPMENTS

New Credit Facility. In May 2012, we entered into a new credit facility with a syndicate of banks that matures in May 2016. The credit facility has maximum lender commitments of $50.0 million, and up to $5.0 million of the credit facility may be in the form of standby letters of credit. Our obligations under the credit facility are secured by substantially all of our assets, including our ownership interests in APL and ARP. Additionally, our obligations under the credit facility may be guaranteed by future subsidiaries. The credit agreement contains customary covenants that limit our ability to incur additional indebtedness, grant liens, make loans or investments, make distributions if a commitment deficiency exists or a default under the credit agreement exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions including a sale of all or substantially all of our assets. The credit agreement also contains covenants that require us to maintain a ratio of Total Funded Debt (as defined in the credit agreement) to EBITDA (as defined in the credit agreement) not greater than 3.25 to 1.0 as of the last day of any fiscal quarter and a ratio of EBITDA to Consolidated Interest Expense (as defined in the credit agreement) not less than 2.75 to 1.0 as of the last day of any fiscal quarter (see “Credit Facilities”).

Atlas Pipeline

Acquisition of Cardinal Midstream. In December 2012, APL acquired 100% of the equity interests held by Cardinal Midstream, LLC (“Cardinal”) in three wholly-owned subsidiaries for $598.5 million in cash, including preliminary purchase price adjustments (the “Cardinal Acquisition”). The assets of these companies include gas gathering, processing and treating facilities in Arkansas, Louisiana, Oklahoma and Texas as follows:

•	the Tupelo plant, which is a 120 MMcfd cryogenic processing facility;

•	approximately 60 miles of gathering pipeline;

•	the East Rockpile treating facility, a 250 GPM amine treating plant;

•	a fixed fee contract gas treating business that includes fifteen amine treating plants and two propane refrigeration plants; and

•

a 60% interest in the Centrahoma Processing, LLC joint venture (“Centrahoma”). The remaining 40% interest is owned by MarkWest Oklahoma Gas Company, LLC, (“MarkWest”) a wholly-owned subsidiary of MarkWest Energy Partners, L.P. (NYSE: MWE). Centrahoma owns the following assets:

•	the Coalgate and Atoka plants, which are cryogenic processing facilities with a combined current processing capacity of approximately 100 MMcfd;

•	the prospective Stonewall plant, for which construction has been approved, with anticipated processing capacity of 120 MMcfd; and

•	15 miles of NGL pipeline.

Equity Offering. In December 2012, in connection with the Cardinal Acquisition, APL completed the sale of 10,507,033 APL common units in a public offering at an offering price of $31.00 per unit and received net proceeds of $319.3 million, including $6.7 million contributed by us to maintain our 2.0% general partner interest in APL. APL used the net proceeds from this offering to fund a portion of the Cardinal Acquisition. In November 2012, APL entered into an agreement to issue $200.0 million of newly created Class D convertible preferred units in a private placement in order to finance a portion of the Cardinal Acquisition. Under the terms of the agreement, the private placement of the Class D convertible preferred units was nullified upon APL’s issuance of common units in excess of $150.0 million prior to the closing date of the Cardinal Acquisition. As a result of APL’s December 2012 issuance of $319.3 million common units, the private placement agreement terminated without the issuance of the Class D preferred units, and APL paid a commitment fee equal to 2.0% of the $200.0 million offering amount, or $4.0 million (see “Issuance of Units”).

Equity Distribution Program. In November 2012, APL entered into an equity distribution program with Citigroup Global Markets, Inc. (“Citigroup”). Pursuant to this program, APL is authorized to, at its discretion, issue common units to investors through Citigroup at prevailing market prices, up to an aggregate value of $150.0 million. Citigroup is not required to sell any specific number or dollar amount of the common units, but will use its reasonable efforts, consistent with its normal trading and sales practices, to sell such units. APL intends to use the net proceeds from any such offering for general partnership purposes (see “Issuance of Units”).

Senior Notes. In September 2012, APL issued $325.0 million of 6.625% senior unsecured notes due on October 1, 2020 (“6.625% APL Senior Notes”) in a private placement transaction. The 6.625% APL Senior Notes were issued at par. APL received net proceeds of $318.9 million and utilized the proceeds to reduce the outstanding balance on its revolving credit facility. APL has agreed to file a registration statement with respect to these 6.625% APL Senior Notes. In December 2012, APL issued $175.0 million of 6.625% APL Senior Notes in a private placement transaction. The 6.625% APL Senior Notes were issued at a premium of 103.0% of the principal amount for a yield of approximately 6.0%. APL received net proceeds of $176.5 million and utilized the proceeds to fund a portion of the purchase price of the Cardinal Acquisition.

Expansion Projects. In September 2012, APL completed construction of, and started processing through, a 200 MMcfd cryogenic processing plant, referred to as the Waynoka II plant, on APL’s WestOK gathering and processing system. This expansion brings the total name-plate processing capacity on the WestOK system to 458 MMcfd. In June 2012, APL completed construction of, and started processing through, a 60 MMcfd cryogenic facility at its Velma gas plant, increasing capacity at Velma to 160 MMcfd. This expansion supports APL’s long-term fee-based agreement with XTO Energy, Inc., a subsidiary of ExxonMobil, to provide natural gas gathering and processing services for up to an incremental 60 MMcfd from the Woodford Shale.

Acquisition of Gas Gathering Systems and Related Assets. In June 2012, APL acquired a gas gathering system and related assets in the Barnett Shale in Tarrant County, Texas for an initial net purchase price of $18.0 million. The system is used to facilitate gathering of newly acquired natural gas production of ARP. In February 2012, APL acquired a gas gathering system and related assets, at their WestOK system, for an initial net purchase price of $19.0 million. APL agreed to pay up to an additional $12.0 million, payable in two equal amounts, subject to delivery of certain minimum volumes of natural gas from a specified area and within certain specified time periods (“Trigger Payments”). In connection with this acquisition, APL received assignment of gas purchase agreements for gas currently gathered on the acquired system.

Amended Credit Facility. In May 2012, APL entered into an amendment to its revolving credit facility agreement, which among other changes, increased the revolving credit facility from $450.0 million to $600.0 million and extended the maturity date from December 22, 2015 to May 31, 2017 (see “Credit Facilities”).

Atlas Resource

DTE Acquisition. On December 20, 2012, ARP completed the acquisition of DTE Gas Resources, LLC from DTE Energy Company (NYSE: DTE; “DTE”) for $257.4 million, subject to certain post-closing adjustments (the “DTE Acquisition”). The cash paid at closing was funded through $179.8 million of borrowings under ARP’s revolving credit facility and $77.6 million through borrowings under its term loan credit facility.

Amendment to revolving credit facility and new term loan credit facility. On December 20, 2012, in connection with the completion of the DTE Acquisition, ARP entered into an amendment to its revolving credit facility and a new term loan credit facility, which (i) increased the borrowing base from $310.0 million to $410.0 million, (ii) stated that borrowings under the revolving credit facility bear interest, at ARP’s election, are at either LIBOR plus an applicable margin between 2.00% and 3.25% per annum or the base rate (which is the higher of the bank’s prime rate, the Federal funds rate plus 0.5% or one-month LIBOR plus 1.00%) plus an applicable margin between 1.00% and 2.25% per annum, (iii) revised the maturity date to be the earlier of March 22, 2016 or February 19, 2014 (the date that is 91 days before the May 19, 2014 maturity date of ARP’s term loan credit facility) if any portion of the term loan debt is outstanding on that date, and (iv) amended the financial covenants to require that ARP’s ratio of Total Funded Debt (as defined in the credit agreement) to four quarters of EBITDA (as defined in the credit agreement) not be greater than 4.25 to 1.0 as of the last day of fiscal quarters ending on or before June 30, 2013, 4.00 to 1.0 as of September 30, 2013 and December 31, 2013, and 3.75 to 1.0 as of the last day of fiscal quarters ending after that date. The new $77.6 million term loan credit facility matures May 19, 2014, and contains terms substantially similar to its revolving credit facility except (i) borrowings bear interest, at ARP’s option, at either the prime rate plus 6.5% or LIBOR plus 7.5%, (ii) ARP will be required to prepay borrowings with 100% of the net proceeds of any senior notes offering and 33% of the net proceeds from any equity offering, and (iii) requires ARP to maintain a ratio of Total Funded Debt to EBITDA 0.50 higher than that required under its revolving credit facility, a ratio of EBITDA to Consolidated Interest Expense (as defined in the credit agreement) of not less than 2.25 to 1.0 as of the last day of any fiscal quarter, and a minimum asset coverage ratio (as defined in the credit agreement) of at least 1.5 to 1.0 (see “Subsequent Events – ARP Senior Notes” for further information).

Equity Offering. In November and December 2012, in connection with entering into a purchase agreement to acquire certain producing wells and net acreage from DTE, ARP sold an aggregate 7,898,210 of its common limited partner units in a public offering at a price of $23.01 per unit, yielding net proceeds of approximately $174.5 million. ARP utilized the net proceeds from the sale to repay a portion of the outstanding balance under its revolving credit facility and $2.2 million under its term loan credit facility.

Acquisition of Titan Operating, L.L.C. In July 2012, ARP completed the acquisition of Titan Operating, L.L.C. (“Titan”) in exchange for 3.8 million ARP common units and 3.8 million newly-created convertible Class B preferred units (which had an estimated collective value of $193.2 million, based upon the closing price of ARP’s publicly traded units as of the acquisition closing date), as well as $15.4 million in cash for closing adjustments (see “Issuance of Units”). The cash paid at closing was funded through borrowings under ARP’s credit facility (see “Credit Facilities”). The common units and preferred units were issued and sold in a private transaction exempt from registration under Section 4(2) of the Securities Act (see “Issuance of Units”).

Acquisition of Assets from Carrizo Oil & Gas, Inc. In April 2012, ARP acquired certain oil and natural gas assets from Carrizo Oil & Gas, Inc. (NASDAQ: CRZO; “Carrizo”) for approximately $187.0 million in cash. The purchase price was funded through borrowing under ARP’s credit facility and $119.5 million of net proceeds from the sale of 6.0 million of ARP’s common units at a negotiated purchase price per unit of $20.00, of which $5.0 million was purchased by certain of

ARP’s executives. The common units were issued in a private transaction exempt from registration under Section 4(2) of the Securities Act (see “Issuance of Units”).

Equal Acquisition. In April 2012, ARP acquired a 50% interest in approximately 14,500 net undeveloped acres in the oil and NGL area of the Mississippi Lime play in northwestern Oklahoma for $18.0 million from subsidiaries of Equal Energy, Ltd. (NYSE: EQU; TSX: EQU; “Equal”). The transaction was funded through borrowings under ARP’s revolving credit facility (see “Credit Facilities”). Concurrent with the purchase of acreage, ARP and Equal entered into a participation and development agreement for future drilling in the Mississippi Lime play. ARP served as the drilling and completion operator, while Equal undertook production operations, including water disposal. In September 2012, ARP acquired Equal’s remaining 50% interest in the undeveloped acres, as well as approximately 8 MMcfed of net production in the Mississippi Lime region and salt water disposal infrastructure for $41.3 million, including $1.3 million related to certain post-closing adjustments. Both transactions were funded through borrowings under ARP revolving credit facility (see “Credit Facilities”). As a result of ARP’s acquisition of Equal’s remaining interest in the undeveloped acres, the existing joint venture agreement between ARP and Equal in the Mississippi Lime position was terminated and all infrastructure associated with the assets, principally the salt water disposal system is operated by ARP.

CONTRACTUAL REVENUE ARRANGEMENTS

Atlas Resources

Natural Gas. ARP markets the majority of its natural gas production to gas utility companies, gas marketers, local distribution companies and industrial or other end-users. The sales price of natural gas produced is a function of the market in the area and typically tied to a regional index. The production area and pricing indexes are as follows: Appalachian Basin and Mississippi Lime, primarily the New York Mercantile Exchange (“NYMEX”) spot market price; Barnett Shale and Marble Falls, primarily the Waha spot market price; New Albany Shale and Antrim Shale, primarily the Texas Gas Zone SL and Chicago Hub spot market prices; and Niobrara formation, primarily the Cheyenne Hub spot market price.

ARP does not hold firm transportation obligations on any pipeline that requires payment of transportation fees regardless of natural gas production volumes. As is customary in certain of its other operating areas, ARP occasionally commits a predictable portion of monthly production to the purchaser in order to maintain a gathering agreement.

Crude Oil. Crude oil produced from ARP’s wells flows directly into leasehold storage tanks where it is picked up by an oil company or a common carrier acting for an oil company. The crude oil is typically sold at the prevailing spot market price for each region, less appropriate trucking charges. ARP does not have delivery commitments for fixed and determinable quantities of crude oil in any future periods under existing contracts or agreements.

Natural Gas Liquids. NGL’s are extracted from the natural gas stream by processing and fractionation plants enabling the remaining “dry” gas (low Btu content) to meet pipeline specifications for transport to end users or marketers operating on the receiving pipeline. The resulting dry natural gas is sold as mentioned above and our NGLs are generally priced using the Mont Belvieu (TX) regional processing hub. The cost to process and fractionate the NGLs from the gas stream is typically either a volumetric fee for the gas and liquids processed or a volumetric retention by the processing and fractionation facility. ARP does not have delivery commitments for fixed and determinable quantities of NGLs in any future periods under existing contracts or agreements.

For the year ended December 31, 2012, Chevron and Atmos Energy Marketing, LLC accounted for approximately 43% and 11% of ARP’s total natural gas and oil production revenues, respectively, with no other single customer accounting for more than 10% for this period.

Investment Partnerships. ARP generally funds a portion of its drilling activities through sponsorship of tax-advantaged investment drilling partnerships. In addition to providing capital for its drilling activities, ARP’s investment partnerships are a source of fee-based revenues, which are not directly dependent on commodity prices. As managing general partner of the investment partnerships, ARP receives the following fees:

•	Well construction and completion. For each well that is drilled by an investment partnership, ARP receives a 15% to 18% mark-up on those costs incurred to drill and complete the well;

•

Administration and oversight. For each well drilled by an investment partnership, ARP receives a fixed fee between $15,000 and $400,000, depending on the type of well drilled. Additionally, the partnership pays ARP a monthly per well administrative fee of $75 for the life of the well. Because ARP coinvests in the partnerships, the net fee that it receives is reduced by ARP’s proportionate interest in the well;

•

Well services. Each partnership pays ARP a monthly per well operating fee, currently $100 to $2,000, for the life of the well. Because ARP coinvests in the partnerships, the net fee that it receives is reduced by ARP’s proportionate interest in the wells; and

•

Gathering. Each royalty owner, partnership and certain other working interest owners pay ARP a gathering fee, which in general is equivalent to the fees ARP remits. In Appalachia, a majority of ARP’s Drilling Partnership wells are subject to a gathering agreement, whereby ARP remits a gathering fee of 16%. However, based on the respective investment partnership agreements, ARP charges its Drilling Partnership wells a 13% gathering fee. As a result, some of ARP’s gathering expenses within its partnership management segment, specifically those in the Appalachian Basin, will generally exceed the revenues collected from in Drilling Partnerships by approximately 3%.

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

Under certain agreements, APL purchases natural gas from producers and moves it into receipt points on its pipeline systems and then sells the natural gas and NGLs off of delivery points on its systems. Under other agreements, APL gathers natural gas across its systems, from receipt to delivery point, without taking title to the natural gas. Revenue associated with the physical sale of natural gas is recognized upon physical delivery of the natural gas. For the year ended December 31, 2012, Oneok Hydrocarbon, LP and Tenaska Marketing Ventures accounted for approximately 48% and 15% of APL’s consolidated total third-party revenues, respectively, excluding the impact of all financial derivative activity, with no other single customer accounting for more than 10% for this period.

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

Atlas Resource

The areas in which ARP operates are experiencing a significant increase in natural gas, oil and NGL production related to new and increased drilling for deeper natural gas formations and the implementation of new exploration and production techniques, including horizontal and multiple fracturing techniques. The increase in the supply of natural gas has put a downward pressure on domestic natural gas prices. While ARP anticipates continued high levels of exploration and production activities over the long-term in the areas in which it operates, fluctuations in energy prices can greatly affect production rates and investments by third parties in the development of new natural gas, oil and NGL reserves.

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

As a result of APL’s Percentage of Proceeds (“POP”) and Keep-Whole contracts, its results of operations and financial condition substantially depend upon the price of natural gas, NGLs and crude oil. APL management believes future natural gas prices will be influenced by supply deliverability, the severity of winter and summer weather and the level of United States economic growth. Based on historical trends, APL management generally expects NGL prices to follow changes in crude oil prices over the long term, which management believes will in large part be determined by the level of production from major crude oil exporting countries and the demand generated by growth in the world economy. However, energy market uncertainty has negatively impacted North American drilling activity in the past. Lower drilling levels and shut-in wells over a sustained period would have a negative effect on natural gas volumes gathered, processed and treated.

RESULTS OF OPERATIONS

Gas and Oil Production

Production Profile. At December 31, 2012, our consolidated gas and oil production revenues and expenses consist solely of ARP’s gas and oil production activities. Currently, ARP has focused its natural gas, crude oil and NGL production operations in various shale plays throughout the United States. As part of our agreement with AEI to acquire the Transferred Business on February 17, 2011, ARP has certain agreements which restrict its ability to drill additional wells in certain areas of Pennsylvania, New York and West Virginia, including portions of the Marcellus Shale, which will expire on February 17, 2014. Through December 31, 2012, ARP has established production positions in the following areas:

•

the Barnett Shale and Marble Falls play in the Fort Worth Basin in northern Texas, a hydro-carbon producing shale in which ARP established a position following its acquisitions of assets from Carrizo, Titan and DTE during 2012 (see “Recent Developments”);

•

the Appalachia basin, including the Marcellus Shale, a rich, organic shale that generally contains dry, pipeline-quality natural gas and the Utica Shale, which lies several thousand feet below the Marcellus Shale, is much thicker than the Marcellus Shale and trends primarily towards wet natural gas in the central region and dry gas in the eastern region;

•

the Mississippi Lime and Hunton plays in northwestern Oklahoma, an oil and NGL-rich area, in which ARP established a position following its acquisitions from Equal during 2012 (see “Recent Developments”); and

•

other operating areas, including the Chattanooga Shale in northeastern Tennessee, which enables ARP to access other formations in that region such as the Monteagle and Ft. Payne Limestone; the New Albany Shale in southwestern Indiana, a biogenic shale play with a long-lived and shallow decline profile; the Antrim Shale in Michigan, where we produce out of the biogenic region of the shale similar to the New Albany Shale; and the Niobrara Shale in northeastern Colorado, a predominantly biogenic shale play that produces dry gas.

The following table presents the number of wells ARP drilled, both gross and for its interest, and the number of gross wells it turned in line during the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
Gross wells drilled:
Appalachia	22	17	18
Barnett/Marble Falls	21	—	—
Mississippi Lime/Hunton	11	—	—
Tennessee	—	5	4
New Albany/Antrim	—	—	66
Niobrara	51	138	29

Total	105	160	117

Our share of gross wells drilled(1):
Appalachia	6	3	5
Barnett/Marble Falls	18	—	—
Mississippi Lime/Hunton	3	—	—
Tennessee	—	1	1
New Albany/Antrim	—	—	19
Niobrara	15	27	9

Total	42	31	34

Gross wells turned in line:
Appalachia	41	8	70
Barnett/Marble Falls	7	—	—
Mississippi Lime/Hunton	3	—	—
Tennessee	5	1	13
New Albany/Antrim	—	13	76
Niobrara	98	77	8

Total	154	99	167

(1)	Includes (i) ARP’s percentage interest in the wells in which it has a direct ownership interest and (ii) ARP’s percentage interest in the wells based on its percentage ownership in its investment partnerships.

Production Volumes. The following table presents ARP’s total net natural gas, crude oil, and NGL production volumes and production per day for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
Production:(1)(2)
Appalachia:(3)
Natural gas (MMcf)	12,403	9,597	11,596
Oil (000’s Bbls)	102	105	126
Natural gas liquids (000’s Bbls)	4	6	20

Total (MMcfe)	13,036	10,262	12,467

Barnett/Marble Falls:
Natural gas (MMcf)	10,561	—	—
Oil (000’s Bbls)	10	—	—
Natural gas liquids (000’s Bbls)	173	—	—

Total (MMcfe)	11,661	—	—

Mississippi Lime/Hunton:
Natural gas (MMcf)	510	—	—
Oil (000’s Bbls)	3	—	—
Natural gas liquids (000’s Bbls)	30	—	—

Total (MMcfe)	705	—	—

Other Operating Areas: (3)
Natural gas (MMcf)	1,929	1,866	1,491
Oil (000’s Bbls)	6	7	10
Natural gas liquids (000’s Bbls)	150	156	162

Total (MMcfe)	2,865	2,847	2,531

Total:
Natural gas (MMcf)	25,403	11,462	13,087
Oil (000’s Bbls)	121	112	136

Natural gas liquids (000’s Bbls)	357	162	182

Total (MMcfe)	28,267	13,108	14,998

Production per day: (1)(2)
Appalachia:(3)
Natural gas (Mcfd)	33,889	26,292	31,771
Oil (Bpd)	278	287	344
Natural gas liquids (Bpd)	10	17	54

Total (Mcfed)	35,618	28,116	34,157

Barnett/Marble Falls:(4)
Natural gas (Mcfd)	28,855	—	—
Oil (Bpd)	28	—	—
Natural gas liquids (Bpd)	473	—	—

Total (Mcfed)	31,861	—	—

Mississippi Lime/Hunton:(4)
Natural gas (Mcfd)	1,392	—	—
Oil (Bpd)	8	—	—
Natural gas liquids (Bpd)	81	—	—

Total (Mcfed)	1,926	—	—

Other Operating Areas:(3)
Natural gas (Mcfd)	5,271	5,111	4,084
Oil (Bpd)	16	20	29
Natural gas liquids (Bpd)	410	427	445

Total (Mcfed)	7,827	7,796	6,933

Total:
Natural gas (Mcfd)	69,408	31,403	35,855
Oil (Bpd)	330	307	373
Natural gas liquids (Bpd)	974	444	499

Total (Mcfed)	77,232	35,912	41,090

(1)

Production quantities consist of the sum of (i) ARP’s proportionate share of production from wells in which ARP has a direct interest, based on its proportionate net revenue interest in such wells, and (ii) ARP’s proportionate share of production from wells owned by the investment partnerships in which it has an interest, based on ARP’s equity interest in each such partnership and based on each partnership’s proportionate net revenue interest in these wells.

(2)

“MMcf” represents million cubic feet; “MMcfe” represent million cubic feet equivalents; “Mcfd” represents thousand cubic feet per day; “Mcfed” represents thousand cubic feet equivalents per day; and “Bbls” and “Bpd” represent barrels and barrels per day. Barrels are converted to Mcfe using the ratio of approximately 6 Mcf to one barrel.

(3)

Appalachia includes ARP’s production located in Pennsylvania, Ohio, New York and West Virginia. Other operating areas include ARP’s production located in the Chattanooga, New Albany/Antrim and Niobrara Shales.

(4)

Total Barnett/Marble Falls and Mississippi Lime/Hunton production per day for the year ended December 31, 2012 represents volume production subsequent to the respective acquisition date over the full 366-day period (see “Recent Developments”).

Production Revenues, Prices and Costs. ARP’s production revenues and estimated gas and oil reserves are substantially dependent on prevailing market prices for natural gas, which comprised 79% of ARP’s proved reserves on an energy equivalent basis at December 31, 2012. The following table presents ARP’s production revenues and average sales prices for its natural gas, oil, and natural gas liquids production for the years ended December 31, 2012, 2011 and 2010, along with ARP’s average production costs, taxes, and transportation and compression costs in each of the reported periods:

	Years Ended December 31,
	2012	2011	2010
Production revenues (in thousands):
Appalachia:(1)
Natural gas revenue	$35,193	$40,431	$66,566
Oil revenue	9,678	9,415	9,732
Natural gas liquids revenue	223	323	845

Total revenues	$45,094	$50,169	$77,143

Barnett/Marble Falls:
Natural gas revenue	$25,545	$—	$—
Oil revenue	887	—	—
Natural gas liquids revenue	4,959	—	—

Total revenues	$31,391	$—	$—

Mississippi Lime/Hunton:
Natural gas revenue	$1,840	$—	$—
Oil revenue	241	—	—
Natural gas liquids revenue	1,140	—	—

Total revenues	$3,221	$—	$—

Other Operating Areas: (2)
Natural gas revenue	$7,573	$8,665	$9,064
Oil revenue	545	642	809
Natural gas liquids revenue	5,077	7,503	6,034

Total revenues	$13,195	$16,810	$15,907

Total:
Natural gas revenue	$70,151	$49,096	$75,630
Oil revenue	11,351	10,057	10,541
Natural gas liquids revenue	11,399	7,826	6,879

Total revenues	$92,901	$66,979	$93,050

Average sales price:
Natural gas (per Mcf): (3)
Total realized price, after hedge(4)	$3.29	$4.98	$7.08
Total realized price, before hedge(4)	$2.60	$4.53	$4.60
Oil (per Bbl): (3)
Total realized price, after hedge	$94.02	$89.70	$77.31
Total realized price, before hedge	$91.32	$89.07	$71.37

Natural gas liquids (per Bbl) total realized price: (3)	$31.97	$48.26	$37.78

Production costs (per Mcfe):(3)
Appalachia:(1)
Lease operating expenses(5)	$1.02	$1.20	$1.37
Production taxes	0.08	0.11	0.03
Transportation and compression	0.38	0.50	0.73

	$1.48	$1.80	$2.13

Barnett/Marble Falls:
Lease operating expenses	$0.61	$—	$—
Production taxes	0.18	—	—
Transportation and compression	0.12	—	—

	$0.90	$—	$—

Mississippi Lime/Hunton:
Lease operating expenses	$1.38	$—	$—
Production taxes	0.29	—	—
Transportation and compression	—	—	—

	$1.67	$—	$—

Other Operating Areas:(2)
Lease operating expenses	$0.63	$0.67	$0.78
Production taxes	0.06	0.07	0.06
Transportation and compression	0.17	0.19	0.30

	$0.86	$0.93	$1.14

Total:
Lease operating expenses(5)	$0.82	$1.09	$1.27
Production taxes	0.12	0.10	0.04
Transportation and compression	0.24	0.43	0.65

	$1.19	$1.61	$1.96

(1)	Appalachia includes ARP’s operations located in Pennsylvania, Ohio, New York and West Virginia.
(2)	Other operating areas include ARP’s production located in the Chattanooga, New Albany/Antrim and Niobrara Shales.
(3)	“Mcf” represents thousand cubic feet; “Mcfe” represents thousand cubic feet equivalents; and “Bbl” represents barrels.
(4)

Excludes the impact of subordination of ARP’s production revenue to investor partners within its investment partnerships for the years ended December 31, 2012, 2011 and 2010. Including the effect of this subordination, the average realized gas sales price was $2.76 per Mcf ($2.08 per Mcf before the effects of financial hedging), $4.28 per Mcf ($3.83 per Mcf before the effects of financial hedging) and $5.78 per Mcf ($3.30 per Mcf before the effects of financial hedging) for the years ended December 31, 2012, 2011 and 2010, respectively.

(5)

Excludes the effects of ARP’s proportionate share of lease operating expenses associated with subordination of its production revenue to investor partners within its investment partnerships for the years ended December 31, 2012, 2011 and 2010. Including the effects of these costs, Appalachia lease operating expenses per Mcfe were $0.48 per Mcfe ($0.94 per Mcfe for total production costs), $0.80 per Mcfe ($1.41 per Mcfe for total production costs) and $0.88 per Mcfe ($1.64 per Mcfe for total production costs) for the years ended December 31, 2012, 2011 and 2010, respectively. Including the effects of these costs, total lease operating expenses per Mcfe were $0.58 per Mcfe ($0.94 per Mcfe for total production costs), $0.77 per Mcfe ($1.33 per Mcfe for total production costs) and $0.86 per Mcfe ($1.56 per Mcfe for total production costs) for years ended December 31, 2012, 2011 and 2010, respectively.

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011. Total natural gas revenues were $70.2 million for the year ended December 31, 2012, an increase of $21.1 million from $49.1 million for the year ended December 31, 2011. This increase consisted of a $25.6 million increase attributable to natural gas revenue associated with the newly acquired Barnett Shale/Marble Falls assets, a $1.8 million increase attributable to natural gas revenue associated with the newly acquired Mississippi Lime/Hunton assets and an $11.3 million increase attributable to higher production volume on ARP’s legacy systems, partially offset by a $12.3 million decrease attributable to lower realized natural gas prices for production volume on ARP’s legacy systems and a $5.3 million increase in gas revenues subordinated to the investor partners within ARP’s investment partnerships for the year ended December 31, 2012 compared with the prior year period. Total oil revenues were $11.4 million for the year ended December 31, 2012, an increase of $1.3 million from $10.1 million for the comparable prior year period due primarily to higher production volume during the current year period. Total natural gas liquids revenues were $11.4 million for the year ended December 31, 2012, an increase of $3.6 million from $7.8 million for the comparable prior year period. This increase is primarily attributable to $5.0 million of NGL revenue associated with the newly acquired Barnett Shale/Marble Falls assets, partially offset by lower realized prices.

Appalachia production costs were $12.4 million for the year ended December 31, 2012, a decrease of $2.0 million from $14.4 million for the year ended December 31, 2011. This decrease was principally due to a $2.9 million increase in ARP’s credit received against lease operating expenses pertaining to the subordination of its revenue within its investment partnerships, partially offset by a $0.9 million increase in labor and other costs. Production costs associated with ARP’s 2012 acquisitions in the Barnett Shale/Marble Falls and Mississippi Lime/Hunton plays were $11.7 million for the year ended December 31, 2012. Production costs associated with ARP’s other operating areas were $2.5 million for the year ended December 31, 2012, a decrease of $0.2 million from $2.7 million for the year ended December 31, 2011.

Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010. Total natural gas revenues were $49.1 million for the year ended December 31, 2011, a decrease of $26.5 million from $75.6 million for the year ended December 31, 2010. This decrease consisted of a $24.0 million decrease attributable to lower realized natural gas prices and an $11.5 million decrease attributable to lower production volumes, partially offset by a $9.0 million decrease in gas revenues subordinated to the investor partners within ARP’s investment partnerships for the year ended December 31, 2011 compared with the prior year period. Total oil and natural gas liquids revenues were $17.9 million for the year ended December 31, 2011, an increase of $0.4 million from $17.5 million for the comparable prior year period. This increase resulted from a $1.4 million increase associated with higher average oil and natural gas liquids realized prices and a $0.9 million increase from the sale of natural gas liquids, partially offset by a $1.9 million decrease associated with lower oil production volumes. The decrease in natural gas and oil volumes was the result of fewer wells turned in line due to the cancellation of ARP’s Fall 2010 drilling program, which was the result of AEI’s announcement of the acquisition of the Transferred Business in November 2010. The decrease in gas revenues subordinated to the investor partners within ARP’s investment partnerships was related to the overall decrease in natural gas revenue.

Appalachia production costs were $14.4 million for the year ended December 31, 2011, a decrease of $6.0 million from $20.4 million for the year ended December 31, 2010. This decrease was principally due to a $3.6 million decrease in transportation costs, a $3.0 million decrease associated with water hauling and disposal costs, a $0.5 million decrease for labor-related costs and a $0.9 million decrease associated with maintenance expenses and other costs associated with ARP’s natural gas and oil operations, partially offset by a $2.0 million decrease in ARP’s credit received against lease operating expenses pertaining to the subordination of its revenue within its investment partnerships. The decreases in transportation costs, water hauling and disposal costs, labor-related costs and maintenance expenses and other costs were primarily due to a decrease in natural gas volumes between the periods. Production costs associated with ARP’s other operating areas were $2.7 million for the year ended December 31, 2011, a decrease of $0.2 million from $2.9 million for the year end December 31, 2010. The decrease was due to a $0.4 million decrease in maintenance and materials costs and a $0.2 million decrease in transportation costs, partially offset by a $0.4 million increase in water hauling and other costs.

Well Construction and Completion

Drilling Program Results. At December 31, 2012, our consolidated well construction and completion revenues and expenses consist solely of ARP’s activities. The number of wells ARP drills will vary within ARP’s partnership management segment depending on the amount of capital it raises through its investment partnerships, the cost of each well, the depth or type of each well, the estimated recoverable reserves attributable to each well and accessibility to the well site. The following table presents the amounts of drilling partnership investor capital raised and deployed (in thousands), as well as the number of gross and net development wells ARP drilled for its investment partnerships during the years ended December 31, 2012, 2011 and 2010. There were no exploratory wells drilled during the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
Drilling partnership investor capital:
Raised	$127,071	$141,929	$149,342
Deployed	$131,496	$135,283	$206,802

Gross partnership wells drilled:
Appalachia	22	17	18
Barnett/Marble Falls	4	—	—
Mississippi Lime/Hunton	11	—	—
Tennessee	—	5	4
New Albany/Antrim	—	—	66
Niobrara	51	138	29

Total	88	160	117

Net partnership wells drilled:
Appalachia	22	14	17
Barnett/Marble Falls	2	—	—
Mississippi Lime/Hunton	9	—	—
Tennessee	—	5	4
New Albany/Antrim	—	—	58
Niobrara	51	138	29

Total	84	157	108

Well construction and completion revenues and costs and expenses incurred represent the billings and costs associated with the completion of wells for investment partnerships ARP sponsors. The following table sets forth information relating to these revenues and the related costs and number of net wells associated with these revenues during the periods indicated (dollars in thousands):

	Years Ended December 31,
	2012	2011	2010
Average construction and completion:
Revenue per well	$1,444	$886	$1,600
Cost per well	1,253	757	1,356

Gross profit per well	$191	$129	$244

Gross profit margin	$17,417	$19,653	$31,555

Partnership net wells associated with revenue recognized(1):
Appalachia	17	17	34
Barnett/Marble Falls	2	—	—
Mississippi Lime/Hunton	7	—	—
Tennessee	2	4	10
New Albany/Antrim	—	3	63
Niobrara	63	129	22

Total	91	153	129

(1)	Consists of partnership net wells for which well construction and completion revenue was recognized on a percentage of completion basis.

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011. ARP’s well construction and completion segment margin was $17.4 million for the year ended December 31, 2012, a decrease of $2.3 million from $19.7 million for the year ended December 31, 2011. This decrease consisted of a $7.9 million decrease related to a decreased number of wells recognized for revenue within ARP’s investment partnerships, partially offset by a $5.6 million increase associated with higher gross profit margin per well. Average revenue and cost per well increased between periods due primarily to higher capital deployed for Marcellus Shale and Utica Shale wells within the drilling partnerships during 2012.

Since ARP’s drilling contracts with the investment partnerships are on a “cost-plus” basis, an increase or decrease in ARP’s average cost per well also results in a proportionate increase or decrease in its average revenue per well, which directly affects the number of wells ARP drills.

Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010. ARP’s well construction and completion segment margin was $19.7 million for the year ended December 31, 2011, a decrease of $11.9 million from $31.6 million for the year ended December 31, 2010. This decrease consisted of a $14.9 million decrease associated with lower gross profit per well, partially offset by a $3.0 million increase related to an increased number of wells recognized for revenue within the investment partnerships. Average revenue and cost per well decreased between periods due to higher capital deployed for Niobrara formation wells within the drilling partnerships during 2011, while 2010 included higher capital deployment pertaining to Marcellus Shale and New Albany/Antrim Shale wells. Typically, the Niobrara formation wells ARP has drilled within the drilling partnerships have a lower cost per well as compared to the Marcellus Shale and New Albany/Antrim Shale wells. In addition, the decrease in well construction and completion margin was due to the cancellation of ARP’s Fall 2010 drilling program, which occurred following AEI’s announcement of the acquisition of the Transferred Business in November 2010.

Our consolidated balance sheet at December 31, 2012 includes $67.3 million of “liabilities associated with drilling contracts” for funds raised by ARP’s investment partnerships that have not been applied to the completion of wells due to the timing of drilling operations, and thus had not been recognized as well construction and completion revenue on our consolidated combined statements of operations. ARP expects to recognize this amount as revenue during 2013.

Administration and Oversight

At December 31, 2012, our consolidated administration and oversight revenues and expenses consist solely of ARP’s activities. Administration and oversight fee revenues represent supervision and administrative fees earned for the drilling and subsequent ongoing management of wells for ARP’s investment partnerships. Typically, ARP receives a lower administration and oversight fee related to shallow, vertical wells it drills within the drilling partnerships, such as those in the Niobrara Shale, as compared to deep, horizontal wells, such as those drilled in the Marcellus and Utica Shales.

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011. Administration and oversight fee revenues were $11.8 million for the year ended December 31, 2012, an increase of $4.1 million from $7.7 million for the year ended December 31, 2011. This increase was primarily due to an increase in the number of horizontal wells drilled in both the Mississippi Lime and Utica Shale during the current year period and an increase in the number of Marcellus Shale wells drilled during the current year period in comparison to the prior year period.

Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010. Administration and oversight fee revenues were $7.7 million for the year ended December 31, 2011, a decrease of $2.0 million from $9.7 million for the year ended December 31, 2010. This decrease was primarily due to a decrease in the number of Marcellus Shale and New Albany Shale wells drilled during the year ended December 31, 2011 in comparison to the prior year period, partially offset by the increase in the number of wells drilled in the Niobrara Shale during the year ended December 31, 2011 in comparison to the prior year period. In addition, the decrease in administration and oversight revenues was due to the cancellation of ARP’s Fall 2010 drilling program, which occurred following AEI’s announcement of the acquisition of the Transferred Business in November 2010.

Well Services

At December 31, 2012, our consolidated well services revenues and expenses consist solely of ARP’s activities. Well service revenue and expenses represent the monthly operating fees ARP charges and the work ARP’s service company performs, including work performed for ARP’s investment partnership wells during the drilling and completing phase as well as ongoing maintenance of these wells and other wells in which ARP serves as operator.

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011. Well services revenues were $20.0 million for the year ended December 31, 2012, an increase of $0.2 million from $19.8 million for the year ended December 31, 2011. Well services expenses were $9.3 million for the year ended December 31, 2012, an increase of $0.6 million from $8.7 million for the year ended December 31, 2011. The increase in well services revenue is primarily related to higher equipment rental revenue during the year ended December 31, 2012 as compared with the comparable prior year period. The increase in well services expenses is primarily related to higher well labor costs.

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

Gathering and Processing

Gathering and processing margin includes the gathering and processing fees and related expenses for APL and ARP. The following table presents ARP’s and APL’s gathering and processing revenues and expenses for each of the respective periods:

	Years Ended December 31,
Gathering and Processing:	2012	2011	2010
Atlas Resource:
Revenue	$16,267	$17,746	$14,087
Expense	(19,056)	(20,507)	(19,602)

Gross Margin	$(2,789)	$(2,761)	$(5,515)

Atlas Pipeline:
Revenue	$1,203,548	$1,311,672	$930,522
Expense	(990,044)	(1,102,544)	(769,946)

Gross Margin	$213,504	$209,128	$160,576

Total:
Revenue	$1,219,815	$1,329,418	$944,609
Expense	(1,009,100)	(1,123,051)	(789,548)

Gross Margin	$210,715	$206,367	$155,061

The following table presents APL’s production volumes per day and average sales prices for its natural gas, oil, and natural gas liquids production for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
Pricing: (1)
Average sales price:
Natural gas sales ($/Mcf)	$2.62	$3.86	$4.12
NGL sales ($/gallon)	$0.90	$1.20	$0.97
Condensate sales ($/barrel)	$87.88	$90.65	$75.08

Volumes: (1)
Gathered gas volume (Mcfd)	1,026,996	599,828	499,990
Processed gas volume (Mcfd)	922,715	548,932	456,776
Residue gas volume (Mcfd)	837,961	445,094	363,320
NGL volume (Bpd)	76,807	54,120	48,291
Condensate volume (Bpd)	3,415	2,821	2,402

(1)	“Mcf” represents thousand cubic feet; “Mcfd” represents thousand cubic feet per day; “Bpd” represents barrels per day.

Generally, ARP charges a gathering fee to its Drilling Partnership wells equivalent to the fees it remits. In Appalachia, a majority of ARP’s Drilling Partnership wells are subject to a gathering agreement, whereby ARP remits a gathering fee of 16%. However, based on the respective investment partnership agreements, ARP charges its Drilling Partnership wells a 13% gathering fee. As a result, some of ARP’s gathering expenses within its partnership management segment, specifically those in the Appalachian Basin, will generally exceed the revenues collected from the Drilling Partnerships by approximately 3%.

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011. ARP’s net gathering and processing expense for the year ended December 31, 2012 was $2.8 million, which was comparable for the year ended December 31, 2011.

Gathering and processing margin for APL was $213.5 million for the year ended December 31, 2012 compared with $209.1 million for the year ended December 31, 2011. This increase was due principally to higher production volumes, partially offset by lower natural gas and NGL sales prices.

Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010. ARP’s net gathering and processing expense for the year ended December 31, 2011 was $2.8 million compared with $5.5 million for the year ended December 31, 2010. This favorable decrease was principally due to lower natural gas volume and prices between the periods.

Gathering and processing margin for APL was $209.1 million for the year ended December 31, 2011 compared with $160.6 million for the year ended December 31, 2010. This increase was due principally to higher production volumes related to on-going capacity expansion projects, as well as higher average natural gas liquids and crude oil commodity prices between periods.

Gain (Loss) on Mark-to-Market Derivatives

Gain (loss) on mark-to-market derivatives principally reflects the change in fair value of APL’s commodity derivatives that will settle in future periods, as APL does not apply hedge accounting to its derivatives. While APL utilizes either quoted market prices or observable market data to calculate the fair value of its natural gas and crude oil derivatives, valuations of APL’s NGL fixed price swaps are based on a forward price curve modeled on a regression analysis of quoted price curves for NGL’s for similar geographic locations, and valuations of its NGL options are based on forward price curves developed by third-party financial institutions. The use of unobservable market data for APL’s fixed price swaps and NGL options has no impact on the settlement of these derivatives. However, a change in management’s estimated fair values for these derivatives could impact our net income, though it would have no impact on our liquidity or capital resources. We recognized a gain of $27.3 million, a loss of $20.6 million and a loss of $5.4 million for the years ended December 31, 2012, 2011 and 2010, respectively, for APL’s mark-to-market gain (loss) on derivatives valued upon unobservable inputs.

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011. Gain on mark-to-market derivatives was $31.9 million for the year ended December 31, 2012 as compared with a $20.5 million loss for the year ended December 31, 2011. This favorable movement was primarily due to a $27.1 million favorable movement in realized settlements on net cash derivative expense related to APL’s commodity derivatives, mainly as a result of lower NGL prices and a $25.3 million favorable variance in non-cash mark-to-market adjustments on APL’s commodity derivatives in the current period compared to the prior period.

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

Other, Net

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2012. Other, net revenue for the year ended December 31, 2012 was $13.4 million as compared with revenue of $31.8 million for the comparable prior year period. This decrease was primarily due to a $15.0 million decrease in our equity earnings from Lightfoot, the $4.6 million premium amortization associated with ARP’s derivative contracts for production volumes related to wells acquired from Carrizo (see “Recent Developments”) and lower interest income of $1.1 million, partially due to APL’s December 2011 settlement of a note receivable related to APL’s 49% non-controlling ownership interest in Laurel Mountain, which was sold in February 2011. These unfavorable movements were partially offset by a $1.3 million increase in APL’s income from equity investments. During the year ended December 31, 2011, we recorded a gain of $15.0 million pertaining to our share of Lightfoot LP’s gain recognized on the sale of International Resource Partners LP in March 2011.

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

OTHER COSTS AND EXPENSES

General and Administrative Expenses

The following table presents our general and administrative expenses and those attributable to ARP and APL for each of the respective periods:

	Years Ended December 31,
	2012	2011	2010
General and Administrative expenses:
Atlas Energy	$34,048	$16,694	$3,540
Atlas Resource	69,123	27,536	—
Atlas Pipeline	62,606	36,354	34,021

Total	$165,777	$80,584	$37,561

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011. Total general and administrative expenses increased to $165.8 million for the year ended December 31, 2012 compared with $80.6 million for the year ended December 31, 2011. Our $34.0 million of general and administrative expenses for the year ended December 31, 2012 represents a $17.4 million increase from the comparable period primarily related to a $5.8 million unfavorable movement in non-recurring transaction costs, a $5.1 million increase in non-cash compensation expense, a $3.8 million increase in salaries and wages and a $2.7 million increase in other corporate activities. ARP’s $69.1 million of general and administrative expenses for the December 31, 2012 represents a $41.6 million increase from the comparable period primarily due to a $22.1 million increase in non-recurring transaction costs related to ARP’s 2012 acquisitions of assets from Carrizo, Titan, Equal and DTE (see “Recent Developments”), an $18.6 million unfavorable movement related to a decrease in net reimbursements ARP received under its transition services agreement with Chevron, which expired during the first quarter of 2012 and a $10.8 million increase in non-cash compensation expense, partially offset by a $9.9 million decrease in salaries and wages and other corporate activities. APL’s $62.6 million of general and administrative expense for the December 31, 2012 represents an increase of $26.2 million from the comparable prior year period, which was principally due to a $15.4 million increase in costs related to APL’s acquisition of Cardinal, an $8.4 million increase of non-cash compensation expense, a $0.6 million increase in salaries and wages and a $1.8 million increase in other corporate activities.

Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010. Total general and administrative expenses increased to $80.6 million for the year ended December 31, 2011 compared with $37.6 million for the year ended December 31, 2010. Because the Transferred Business was not accounted for by AEI as a stand-alone business unit, it was not practicable for us to allocate general and administrative expenses to ARP for historical periods. Therefore, the general and administrative expenses for the year ended December 31, 2010 was comprised of our stand-alone general and administrative expenses, while the expenses for the year ended December 31, 2011 were comprised of our stand-alone general and administration expenses and that of the Transferred Business included within ARP. Our $16.7 million of general and administrative expenses for the year ended December 31, 2011 was comprised of $13.1 million of non-cash compensation expense, $2.1 million of transaction costs related to the acquisition of the Transferred Business and $1.5 million of other corporate activities. ARP’s $27.5 million of general and administrative expenses for the year ended December 31, 2011 was comprised of $16.4 million of net salary and wages expense, $4.9 million of outside services, $1.8 million of syndication expenses related to the cancellation of our Fall 2010 drilling program and $4.4 million of other corporate activities. APL’s $36.4 million of general and administrative expense for the year ended December 31, 2011 represents an increase of $2.3 million from the comparable prior year period, which was principally due to an increase in salaries and wages resulting mainly from the expansion of its business.

Chevron Transaction Expense

During the year ended December 31, 2012, ARP recognized a $7.7 million charge regarding its reconciliation process with Chevron related to certain amounts included within the contractual cash transaction adjustment, which was settled in October 2012 (see “Item 8: Financial Statements and Supplementary Data – Note 3”).

Depreciation, Depletion and Amortization

The following table presents depreciation, depletion and amortization expense that was attributable to us, ARP and APL for each of the respective periods:

	Years Ended December 31,
	2012	2011	2010
Depreciation, depletion and amortization:
Atlas Resource	52,582	31,938	40,758
Atlas Pipeline	90,029	77,435	74,897

Total	$142,611	$109,373	$115,655

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011. Total depreciation, depletion and amortization increased to $142.6 million for the year ended December 31, 2012 compared with $109.4 million for the comparable prior year period primarily due to a $19.6 million increase in ARP’s depletion expense and a $12.6 million increase in APL’s depreciation expenses, principally associated with APL’s expansion capital expenditures incurred subsequent to December 31, 2011. Total depreciation, depletion and amortization decreased to $109.4 million for the year ended December 31, 2011 compared with $115.7 million for the comparable prior year period primarily due to a $9.3 million decrease in ARP’s depletion expense. The following table presents ARP’s depletion expense per Mcfe for its operations for the respective periods:

	Years Ended December 31,
	2012	2011	2010
Depletion expense (in thousands):
Total	$47,000	$27,430	$36,668
Depletion expense as a percentage of gas and oil production revenue	51%	41%	39%

Depletion per Mcfe	$1.66	$2.09	$2.44

Depletion expense varies from period to period and is directly affected by changes in ARP’s gas and oil reserve quantities, production levels, product prices and changes in the depletable cost basis of ARP’s gas and oil properties. For the year ended December 31, 2012, depletion expense was $47.0 million, an increase of $19.6 million in comparison with $27.4 million for the year ended December 31, 2011. ARP’s depletion expense of gas and oil properties as a percentage of gas and oil revenues increased to 51% for the year ended December 31, 2012, compared with 41% for the year ended December 31, 2011, which was primarily due to a decrease in realized natural gas prices between the periods. Depletion expense per Mcfe was $1.66 for the year ended December 31, 2012, a decrease of $0.43 per Mcfe from $2.09 for the year ended December 31, 2011, primarily related to lower depletion expense per Mcfe for the assets acquired from the Carrizo, Titan and DTE Acquisitions (see “Recent Developments”) and the addition of reserves for new Marcellus Shale wells, which began production during the year ended December 31, 2012. Depletion expense increased between periods principally due to an overall increase in production volume.

Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010. For the year ended December 31, 2011, depletion expense decreased $9.3 million to $27.4 million compared with $36.7 million for the year ended December 31, 2010. ARP’s depletion expense of gas and oil properties as a percentage of gas and oil revenues was 41% for the year ended December 31, 2011, compared with 39% for the year ended December 31, 2010, which was primarily due to a decrease in realized natural gas prices between periods. Depletion expense per Mcfe was $2.09 for the year ended December 31, 2011, a decrease of $0.35 per Mcfe from $2.44 for the year ended December 31, 2010. Depletion expense decreased between periods principally due to the $50.7 million impairment of ARP’s Chattanooga and Upper Devonian Shale fields recorded during the three months ended December 31, 2010 and an overall decrease in production volumes.

Asset Impairment

During the year ended December 31, 2012, ARP recognized $9.5 million of asset impairment related to gas and oil properties within property, plant and equipment on our consolidated balance sheet for its shallow natural gas wells in the Antrim and Niobrara Shales. This impairment related to the carrying amount of these gas and oil properties being in excess of ARP’s estimate of their fair value at December 31, 2012. The estimate of fair value of these gas and oil properties was impacted by, among other factors, the deterioration of natural gas prices in comparison to their carrying value at December 31, 2012.

During the year ended December 31, 2011, ARP recognized $7.0 million of asset impairment related to gas and oil properties within property, plant and equipment on our consolidated balance sheet for its shallow natural gas wells in the Niobrara Shale. This impairment related to the carrying amount of these gas and oil properties being in excess of ARP’s estimate of their fair value at December 31, 2011. The estimate of fair value of these gas and oil properties was impacted by, among other factors, the deterioration of natural gas prices at December 31, 2011.

During the year ended December 31, 2010, ARP recognized $50.7 million of asset impairment related to gas and oil properties within property, plant and equipment on our consolidated balance sheet for its shallow natural gas wells in the Chattanooga and Upper Devonian Shales. This impairment related to the carrying amount of these gas and oil properties being in excess of ARP’s estimate of their fair value at December 31, 2010. The estimate of fair value of these gas and oil properties was impacted by, among other factors, the deterioration of natural gas prices.

Gain (Loss) on Asset Sales and Disposals

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011. During the year ended December 31, 2012, the loss on asset sales and disposal was $7.0 million, compared to a gain of $256.3 million for the year ended December 31, 2011. ARP recognized a $7.0 million loss on asset sales and disposal for the year ended December 31, 2012, which pertained to ARP’s decision to terminate a farm-out agreement with a third party for well drilling in the South Knox area of the New Albany Shale that was originally entered into in 2010. The farm-out agreement contained certain well drilling milestones which needed to be met in order for ARP to maintain ownership of the South Knox processing plant. During 2012, ARP management decided not to continue progressing towards these milestones due to the current natural gas price environment. As a result, ARP forfeited its interest in the processing plant and recorded a loss related to the net book value of the assets during the year ended December 31, 2012. During the year ended December 31, 2011 the $256.3 million gain on asset sales and disposal primarily related to APL’s gain on the sale of its 49% non-controlling interest in the Laurel Mountain joint venture which was finalized and recorded in February 2011.

Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010. During the year ended December 31, 2011, the gain on asset sales and disposal was $256.3 million, compared to a loss of $13.7 million for the year ended December 31, 2010. This increase was principally due to APL’s gain on the sale of its 49% non-controlling interest in the Laurel Mountain joint venture which was finalized and recorded in February 2011.

Interest Expense

The following table presents our interest expense and that which was attributable to ARP and APL for each of the respective periods:

	Years Ended December 31,
	2012	2011	2010
Interest Expense:
Atlas Energy	$565	$6,791	$3,175
Atlas Resource	4,195	—	—
Atlas Pipeline	41,760	31,603	87,273

Total	$46,520	$38,394	$90,448

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011. Total interest expense increased to $46.5 million for the year ended December 31, 2012 as compared with $38.4 million for the year ended December 31, 2011. This $8.1 million increase was due to a $10.2 million increase related to APL and a $4.2 million increase related to ARP, partially offset by our $6.2 million decrease. Our $6.2 million decrease in interest expense was primarily due to $4.9 million of accelerated amortization of deferred financing costs for our bridge credit facility that was entered into in connection with our closing of the acquisition of the Transferred Business and $0.6 million in interest expense related to borrowings from affiliates during the prior year period. The bridge credit facility was replaced in March 2011 by our previous credit facility, which was transferred to ARP in March 2012 (see “Credit Facilities”). The $4.2 million increase in ARP’s interest expense was primarily associated with outstanding borrowings under the transferred credit facility and amortization of deferred financing costs associated with the credit facility. The $10.2 million increase in interest expense for APL was primarily due to a $10.8 million increase in interest expense associated with APL’s 8.75% Senior Notes, a $5.8 million increase in interest expense associated with APL’s 6.625% Senior Notes and a $2.7 million increase in interest associated with APL’s revolving credit facility, partially offset by a $6.0 million decrease in interest expense associated with APL’s 8.125% senior unsecured notes due on December 15, 2015 (“APL 8.125% Senior Notes”) and a $3.5 million increase in APL’s capitalized interest. The increased interest expense on the APL 8.75% Senior Notes is due to the issuance of additional 8.75% Senior Notes in November 2011. The additional interest expense on APL’s 6.625% Senior Notes is primarily due to the issuance of $325.0 million 6.625% Senior Notes in September 2012. The increased interest expense associated with APL’s revolving credit facility is due to additional borrowings. The lower interest expense on the APL 8.125% Senior Notes is due to the redemption of the APL 8.125% Senior Notes in April 2011 with proceeds from the sale of APL’s 49% non-controlling interest in Laurel Mountain. The increased capitalized interest is due to the increased capital expenditures in the current period (see “Capital Requirements”).

Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010. Total interest expense decreased to $38.4 million for the year ended December 31, 2011 as compared with $90.4 million for the year ended December 31, 2010. This $52.0 million decrease was primarily due to a $55.6 million decrease related to APL, partially offset by our $3.6 million increase. Our $3.6 million increase in interest expense was primarily due to $4.9 million of accelerated amortization of deferred financing costs for our interim bridge credit facility that was used for the acquisition of the Transferred Business and our note payable to AEI, which was terminated in 2011. The bridge credit facility was terminated and replaced in March 2011. The $55.6 million decrease in interest expense for APL was primarily due to a $21.1 million decrease in interest expense associated with its term loan, an $11.6 million decrease in interest expense associated with its revolving credit facility and a $16.4 million decrease in interest expense associated with its APL 8.125% Senior Notes. The lower interest expense on APL’s term loan and revolving credit facility was due to the retirement of its term loan and a reduction of its credit facility borrowings with proceeds from the sale of its Elk City system. The lower interest expense on the APL 8.125% Senior Notes was due to the redemption of the APL 8.125% Senior Notes in April 2011, with proceeds from the sale of APL’s 49% non-controlling interest in Laurel Mountain.

Loss on Early Extinguishment of Debt

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

(Income) Loss Attributable to Non-Controlling Interests

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011. Income attributable to non-controlling interests was $35.5 million for the year ended December 31, 2012 as compared with income of $257.6 million for the comparable prior year period. (Income) loss attributable to non-controlling interests includes an allocation of APL’s and ARP’s net income to non-controlling interest holders. The decrease between the year ended December 31, 2012 and the prior year comparable period was primarily due to the decrease in APL’s net earnings between periods, as a result of the gain from the sale of its investment in Laurel Mountain in 2011, as well as ARP’s net loss for the year ended December 31, 2012, partially offset by the gain on mark-to-market derivatives in the current year period.

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

Atlas Resource. ARP’s primary sources of liquidity are cash generated from operations, capital raised through investment partnerships, and borrowings under its credit facility (see “Credit Facilities”). ARP’s primary cash requirements, in addition to normal operating expenses, are for debt service, capital expenditures, and quarterly distributions to its common unitholders and us as general partner. In general, ARP expects to fund:

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

Cash Flows – Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

Net cash provided by operating activities of $70.3 million for the year ended December 31, 2012 represented an unfavorable movement of $17.9 million from net cash provided by operating activities of $88.2 million for the comparable prior year period. The $17.9 million decrease was derived principally from a $47.6 million unfavorable movement in non-cash gain (loss) on derivatives, a $35.3 million unfavorable movement in distributions paid to non-controlling interests and a $17.6 million unfavorable movement in net income excluding non-cash items, partially offset by an $82.6 million favorable movement in working capital. The non-cash charges which impacted net income included a $263.3 million favorable movement in gain (loss) on asset sales and disposal and a $43.4 million favorable movement in non-cash expenses including loss on early extinguishment of debt, depreciation, depletion and amortization, amortization of deferred financing costs, asset impairment, equity income and distributions from unconsolidated companies, compensation expense and deferred income tax expense, partially offset by a $324.3 million decrease in net income from continuing operations. The decrease in net income from continuing operations was primarily due to a $255.9 million net gain on the sale of APL’s interest in Laurel Mountain in the first quarter of 2011. The movement in cash distributions to non-controlling interest holders was due principally to increases in the cash distributions of ARP and APL. The movement in working capital was principally due to a $70.3 million favorable movement in accounts payable and other current liabilities, primarily due to ARP’s and APL’s respective capital programs and a favorable movement in accounts receivable and other current assets of $12.3 million.

Net cash used in investing activities of $1,650.5 million for the year ended December 31, 2012 represented an unfavorable movement of $1,664.7 million from net cash provided by investing activities of $14.2 million for the comparable prior year period. This unfavorable movement was principally due to a $1,150.1 million unfavorable increase in net cash paid for acquisitions, an unfavorable decrease of $403.7 million in net proceeds from asset disposals, a $208.0 million unfavorable movement in capital expenditures and an unfavorable movement in other assets of $0.1 million, partially offset by a $97.3 million favorable movement in APL’s investments in unconsolidated companies. The net cash paid for acquisitions included cash paid for ARP’s transactions related to the Carrizo, Titan, Equal and DTE acquisitions as well as APL’s Cardinal Acquisition. See further discussion of capital expenditures under “Capital Requirements”.

Net cash provided by financing activities of $1,539.6 million for the year ended December 31, 2012 represented a favorable movement of $1,564.8 million from net cash used in financing activities of $25.2 million for the comparable prior year period. This movement was principally due to a $611.6 million favorable movement in net proceeds from ARP’s equity offerings related to the Carrizo and DTE acquisitions as well as APL’s equity offerings related to the Cardinal Acquisition, a

$343.0 million favorable movement in net proceeds from APL’s long-term debt, a $329.3 million favorable movement in APL’s repayment of long-term debt, a $261.1 million favorable movement in ARP’s and APL’s borrowings under their respective revolving credit facilities, a $178.3 million favorable movement in repayments of ARP’s and APL’s respective revolving credit facilities and an $8.0 million favorable movement due to the redemption of APL’s preferred equity, partially offset by a $111.2 million unfavorable movement in the non-cash transaction adjustment related to the acquisition of the Transferred Business on February 17, 2011, a $34.6 million unfavorable movement in deferred financing costs and other, primarily due to deferred financing costs paid in association with ARP’s and APL’s additional credit facilities as a result of the acquisitions in 2012, and a $20.7 million unfavorable movement in distributions paid to unitholders. The gross amount of borrowings and repayments under the revolving credit facilities included within net cash used in financing activities in the consolidated combined statements of cash flows, which are generally in excess of net borrowings or repayments during the period or at period end, reflect the timing of cash receipts, which generally occur at specific intervals during the period and are utilized to reduce borrowings under the revolving credit facilities, and payments, which generally occur throughout the period and increase borrowings under the revolving credit facilities, for ARP and APL, which is generally common practice for their industries.

ARP’s July 2012 acquisition of Titan in exchange for 3.8 million ARP common units and 3.8 million newly created convertible Class B preferred units (which had an estimated collective value of $193.2 million, based upon the closing price of ARP’s publicly traded units as of the acquisition close date) represented a non-cash transaction during the year ended December 31, 2012 (see “Recent Developments”).

Cash Flows – Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010

Net cash provided by operating activities of $88.2 million for the year ended December 31, 2011 represented an unfavorable movement of $69.1 million from net cash provided by operating activities of $157.3 million for the comparable prior year period. The decrease was derived principally from a $20.1 million unfavorable movement in working capital, a $64.5 million increase in distributions paid to non-controlling interests and a $23.5 million unfavorable movement in net cash provided by discontinued operations, partially offset by a $30.1 million increase in net income excluding non-cash items and an $8.9 million increase in distributions received from unconsolidated subsidiaries. The non-cash charges which impacted net income include a $332.1 million increase in net income from continuing operations and a favorable movement in non-cash gain on derivatives of $11.7 million, partially offset by a $270.0 million unfavorable movement in gains on asset sales and disposal, a $28.8 million unfavorable movement in non-cash expenses, including loss on early extinguishment of debt, asset impairment loss, compensation expense, depreciation, depletion and amortization and amortization of deferred financing costs and a $14.9 million movement in equity income from unconsolidated subsidiaries. The increase in net income from continuing operations was primarily due to a $256.3 million net gain on the sale of APL’s interest in Laurel Mountain, partially offset by a decrease in well construction and completion margin due to the cancellation of our fall 2010 drilling program, which was the result of our announcement of the acquisition of the Transferred Business in November 2010. The movement in cash distributions to non-controlling interest holders was due principally to increases in the cash distributions of APL. The movement in working capital was principally due to a $60.6 million unfavorable movement in accounts receivable and other current assets, due to an increase in subscriptions receivable for funds raised for our new drilling program in the fourth quarter of 2011 and an increase in APL’s accounts receivable between the periods, partially offset by a $40.5 million favorable movement in accounts payable and other current liabilities.

Net cash provided by investing activities of $14.2 million for the year ended December 31, 2011 represented an unfavorable movement of $488.1 million from net cash provided by investing activities of $502.3 million for the comparable prior year period. This unfavorable movement was principally due to a $669.2 million unfavorable movement in cash provided by discontinued investing activities related to APL’s sale of its Elk City system in September 2010, a $70.7 million unfavorable movement in investments in our and APL’s unconsolidated subsidiaries, including APL’s 20% investment in the West Texas LPG Pipeline, a $153.4 million unfavorable movement in capital expenditures and a $0.5 million unfavorable movement in other assets, partially offset by a $405.7 million increase in net proceeds from asset sales associated with APL’s sale of its investment in the Laurel Mountain joint venture. See further discussion of capital expenditures under “Capital Requirements”.

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

Atlas Resource Partners. ARP’s capital requirements consist primarily of:

•	maintenance capital expenditures – capital expenditures ARP makes on an ongoing basis to maintain its current levels of production and reserves over the long term; and

•

expansion capital expenditures – capital expenditures ARP makes to increase its current levels of production and reserves for longer than the short-term and include new leasehold interests and the development and exploitation of existing leasehold interests through acquisitions and investments in its drilling partnerships.

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

The following table summarizes consolidated maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Years Ended December 31,
	2012	2011	2010
Atlas Resource
Maintenance capital expenditures	$10,200	$9,833	$—
Expansion capital expenditures	117,026	37,491	93,608

Total	$127,226	$47,324	$93,608

Atlas Pipeline
Maintenance capital expenditures	$19,021	$18,247	$10,921
Expansion capital expenditures	354,512	227,179	34,831

Total	$373,533	$245,426	$45,752

Consolidated Combined
Maintenance capital expenditures	$29,221	$28,080	$10,921
Expansion capital expenditures	471,538	264,670	128,439

Total	$500,759	$292,750	$139,360

Atlas Resource Partners. During the year ended December 31, 2012, ARP’s $127.2 million of total capital expenditures consisted primarily of $54.4 million of investments in its investment partnerships compared with $28.2 million for the prior year comparable period, $28.1 for wells drilled exclusively for its own account compared with $0.6 million for the prior year comparable period, $33.4 million of leasehold acquisition costs compared with $9.5 million for the prior year comparable period, $1.9 million of gathering and processing costs compared with $3.2 million for the prior year comparable period, and $9.4 million of corporate and other compared with $5.8 million for the prior year comparable period. The increase in investments in ARP’s Drilling Partnerships was principally the result of the cancellation of the Fall 2010 drilling program and the resulting reduction of partnership capital deployed during 2011. Capital expenditures related ARP’s investments in its Drilling Partnerships are generally incurred in the period subsequent to the period in which the funds were raised. The net increase in leasehold acquisition costs principally related to additional Marcellus Shale and Utica Shale acreage acquired through subsequent leasehold acquisitions in the region during the year ended December 31, 2012.

During the year ended December 31, 2011, ARP’s $47.3 million of total capital expenditures consisted primarily of $28.8 million of well costs, principally ARP’s investments in the investment partnerships, compared with $56.3 million for the prior year comparable period, $9.5 million of leasehold acquisition costs compared with $17.1 million for the prior year comparable period, $3.2 million of gathering and processing costs compared with $17.2 million for the prior year comparable period and $5.8 million of corporate and other compared with $3.0 million for the prior year comparable period. The decrease in investments in the investment partnerships and gathering and processing costs was the result of the cancellation of ARP’s Fall 2010 drilling program. Capital expenditures related ARP’s investments in its Drilling Partnerships are generally incurred in the period subsequent to the period in which the funds were raised. Maintenance capital expenditures were $9.8 million during the year ended December 31, 2011. Prior to the acquisition of the Transferred Business on February 17, 2011, ARP had no maintenance capital requirements with regard to its gas and oil properties.

ARP continuously evaluates acquisitions of gas and oil assets. In order to make any acquisition, ARP believes it will be required to access outside capital either through debt or equity placements or through joint venture operations with other energy companies. There can be no assurance that ARP will be successful in its efforts to obtain outside capital.

Atlas Pipeline Partners. APL’s capital expenditures increased to $373.5 million for the year ended December 31, 2012 compared with $245.4 million for the comparable prior year period. The increase was primarily due to current major processing facility expansions, compressor upgrades and pipeline projects, including the 60 MMcfd expansion at the Velma system, which was placed in service in June 2012; a 200 MMcfd expansion at the WestOK system placed in service in September 2012; and construction of a 200 MMcfd plant in the WestTX system scheduled to be placed in service in the first half of 2013 (see “Recent Developments”).

APL’s capital expenditures increased to $245.4 million for the year ended December 31, 2011 compared with $45.8 million for the comparable prior year period. The increase was due principally to costs incurred related to APL’s processing facility expansions, compressor upgrades and pipeline projects.

As of December 31, 2012, ARP and APL are committed to expend approximately $135.1 million on drilling and completion expenditures, pipeline extensions, compressor station upgrades and processing facility upgrades.

OFF BALANCE SHEET ARRANGEMENTS

As of December 31, 2012, our off-balance sheet arrangements were limited to ARP’s letters of credit outstanding of $0.6 million, APL’s letters of credit outstanding of $0.1 million and ARP’s and APL’s commitments to spend $135.1 million related to ARP’s drilling and completion expenditures, and ARP’s and APL’s other capital expenditures.

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

Available cash is initially distributed 98% to APL’s common limited partners and 2% to its general partner. These distribution percentages are modified to provide for incentive distributions to be paid to APL’s general partner if quarterly distributions to common limited partners exceed specified targets. Incentive distributions are generally defined as all cash distributions paid to APL’s general partner that are in excess of 2% of the aggregate amount of cash being distributed. We, as general partner, agreed to allocate up to $3.75 million of incentive distribution rights per quarter back to APL after we receive the initial $7.0 million per quarter of incentive distribution rights as set forth in the IDR Adjustment Agreement.

CREDIT FACILITIES

In May 2012, we entered into a new credit facility with a syndicate of banks that matures in May 2016. The credit facility has maximum lender commitments of $50.0 million, and up to $5.0 million of the credit facility may be in the form of standby letters of credit. At December 31, 2012, $9.0 million was outstanding under the credit facility. Our obligations under the credit facility are secured by substantially all of our assets, including our ownership interests in APL and ARP. Additionally, our obligations under the credit facility may be guaranteed by future subsidiaries. At our election, interest on borrowings under the credit facility is determined by either LIBOR plus an applicable margin of between 3.50% and 4.50% per annum or the base rate plus an applicable margin of between 2.50% and 3.50% per annum. The applicable margin will fluctuate based on the utilization of the facility. We are required to pay a fee between 0.5% and 0.625% per annum on the unused portion of the borrowing base, which is included within interest expense on our consolidated combined statement of operations. At December 31, 2012, the weighted average interest rate on outstanding credit facility borrowings was 3.7%.

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

At December 31, 2012, we have not guaranteed any of ARP’s or APL’s debt obligations.

Atlas Resource

At December 31, 2012, ARP had a senior secured revolving credit facility with a syndicate of banks with a borrowing base of $410.0 million with $276.0 million outstanding as well as a term loan credit facility with borrowings of $75.4 million. Up to $20.0 million of the revolving credit facility may be in the form of standby letters of credit, of which $0.6 million was outstanding at December 31, 2012. On December 20, 2012, in connection with the completion of the DTE Acquisition, ARP entered into an amendment to its revolving credit facility and a new term loan credit facility. The amendment to ARP’s revolving credit facility:

•	increased the borrowing base from $310.0 million to $410.0 million;

•

stated that borrowings under the revolving credit facility bear interest, at ARP’s election, are at either LIBOR plus an applicable margin between 2.00% and 3.25% per annum or the base rate (which is the higher of the bank’s prime rate, the Federal funds rate plus 0.5% or one-month LIBOR plus 1.00%) plus an applicable margin between 1.00% and 2.25% per annum.

•

revised the maturity date to be the earlier of March 22, 2016 or February 19, 2014 (the date that is 91 days before the May 19, 2014 maturity date of ARP’s term loan credit facility) if any portion of the term loan debt is outstanding on that date; and

•

amended the financial covenants to require that ARP’s ratio of Total Funded Debt (as defined in the credit agreement) to four quarters of EBITDA (as defined in the credit agreement) not be greater than 4.25 to 1.0 as of the last day of fiscal quarters ending on or before June 30, 2013, 4.00 to 1.0 as of September 30, 2013 and December 31, 2013, and 3.75 to 1.0 as of the last day of fiscal quarters ending after that date.

ARP’s new $77.6 million term loan facility matures May 19, 2014, and contains terms substantially similar to its revolving credit facility except:

•	ARP’s obligations are secured by second lien mortgages on its oil and gas properties and security interest in substantially all of its assets, and guarantees by substantially all of its subsidiaries;

•	borrowings bear interest, at ARP’s option, at either the prime rate plus 6.5% or LIBOR plus 7.5%;

•	ARP will be required to prepay borrowings with 100% of the net proceeds from any senior notes offering, and 33% of the net proceeds from any equity offering; and

•

requires ARP to maintain a ratio of Total Funded Debt to EBITDA 0.50 higher than that required under its revolving credit facility, a ratio of EBITDA to Consolidated Interest Expense (as defined in the credit agreement) of not less than 2.25 to 1.0 as of the last day of any fiscal quarter, and a minimum asset coverage ratio (as defined in the credit agreement) of at least 1.5 to 1.0.

At December 31, 2012, the weighted average interest rate on outstanding credit facility borrowings was 2.8%, and the weighted average interest rate on outstanding term loan borrowings was 7.9%. There were no outstanding borrowings at December 31, 2011.

Atlas Pipeline

At December 31, 2012, APL had a $600.0 million senior secured revolving credit facility with a syndicate of banks, which matures in May 2017, of which $293.0 million was outstanding. Borrowings under APL’s credit facility bear interest, at APL’s option, at either (i) the higher of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) three-month LIBOR plus 1.0%, or (ii) the LIBOR rate for the applicable period (each plus the applicable margin). The weighted average interest rate on APL’s outstanding revolving credit facility borrowings at December 31, 2012 was 2.6%. Up to $50.0 million of the credit facility may be utilized for letters of credit, of which $0.1 million was outstanding at December 31, 2012. These outstanding letter of credit amounts were not reflected as borrowings on our consolidated balance sheet at December 31, 2012. At December 31, 2012, APL had $306.9 million of remaining committed capacity under its credit facility, subject to covenant limitations. We have not guaranteed any of the obligations under APL’s senior secured revolving credit facility.

In May 2012, APL entered into an amendment to its revolving credit facility agreement, which among other changes: (1) increased its revolving credit facility from $450.0 million to $600.0 million; (2) extended the maturity date from December 22, 2015 to May 31, 2017; (3) reduced the Applicable Margin used to determine interest rates by 0.50%; (4) revised the negative covenants to (i) permit investments in joint ventures equal to the greater of 20% of Consolidated Net Tangible Assets (as defined in the Credit Agreement) or $340.0 million, provided APL meets certain requirements, and (ii) increased the general investment basket to 5% of Consolidated Net Tangible Asset; (5) revised the definition of

“Consolidated EBITDA” to provide for the inclusion of the first twelve months of projected revenues for identified capital expansion projects, upon completion of the projects up to a maximum of 15% of Consolidated Net Tangible Assets; and (6) provided for the option of requesting additional revolving credit commitments of up to $200.0 million.

Borrowings under APL’s credit facility are secured by a lien on and security interest in all of APL’s property and that of its subsidiaries, except for the assets owned by West OK, West TX and Centrahoma joint ventures, and by the guaranty of each of APL’s consolidated subsidiaries other than the joint venture companies. The revolving credit facility contains customary covenants, including requirements that APL maintain certain financial thresholds and restrictions on its ability to (i) incur additional indebtedness, (ii) make certain acquisitions, loans or investments, (iii) make distribution payments to its unitholders if an event of default exists, or (iv) enter into a merger or sale of assets, including the sale or transfer of interests in its subsidiaries. APL is also unable to borrow under its credit facility to pay distributions of available cash to unitholders because such borrowings would not constitute “working capital borrowings” pursuant to its partnership agreement.

The events which constitute an event of default for the revolving credit facility are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreement, adverse judgments against APL in excess of a specified amount and a change of control of APL’s general partner. APL was in compliance with these covenants as of December 31, 2012.

Atlas Resource Secured Hedge Facility

At December 31, 2012, ARP had a secured hedge facility agreement with a syndicate of banks under which certain Drilling Partnerships have the ability to enter into derivative contracts to manage their exposure to commodity price movements. Under ARP’s revolving credit facility, ARP is required to utilize this secured hedge facility for future commodity risk management activity for its equity production volumes within the participating Drilling Partnerships. ARP, as general partner of the Drilling Partnerships, administers the commodity price risk management activity for the Drilling Partnerships under the secured hedge facility and guarantee their obligations under it. Before executing any hedge transaction, a participating Drilling Partnership is required to, among other things, provide mortgages on its oil and gas properties and first priority security interests in substantially all of its assets to the collateral agent for the benefit of the counterparties. The secured hedge facility agreement contains covenants that limit each of the participating Drilling Partnership’s ability to incur indebtedness, grant liens, make loans or investments, make distributions if a default under the secured hedge facility agreement exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions including a sale of all or substantially all of its assets.

In addition, it will be an event of default under ARP’s revolving credit facility if ARP, as general partner of the Drilling Partnerships, breaches an obligation governed by the secured hedge facility and the effect of such breach is to cause amounts owing under swap agreements governed by the secured hedge facility to become immediately due and payable.

Atlas Pipeline Senior Notes

At December 31, 2012, APL had $370.2 million principal amount outstanding of APL 8.75% Senior Notes and $505.2 million principal outstanding of APL 6.625% Senior Notes (collectively, the “APL Senior Notes”).

The APL 8.75% Senior Notes are presented combined with a net $4.4 million unamortized premium as of December 31, 2012. Interest on the APL 8.75% Senior Notes is payable semi-annually in arrears on June 15 and December 15. The APL 8.75% Senior Notes are redeemable at any time after June 15, 2013, at certain redemption prices, together with accrued and unpaid interest to the date of redemption.

The APL 6.625% Senior Notes are presented combined with a net $5.2 million unamortized premium as of December 31, 2012. Interest on the APL 6.625% Senior Notes is payable semi-annually in arrears on April 1 and October 1. The APL 6.625% Senior Notes are redeemable at any time after October 1, 2016, at certain redemption prices, together with accrued and unpaid interest to the date of redemption.

In September 2012, APL issued $325.0 million of the APL 6.625% Senior Notes, at par, in a private placement transaction. APL received net proceeds of $318.9 million and utilized the proceeds to reduce the outstanding balance on its revolving credit facility.

In December 2012, APL issued $175.0 million of the APL 6.625% Senior Notes in a private placement transaction. The APL 6.625% Senior Notes were issued at a premium of 103.0% of the principal amount for a yield of 6.0%. APL received net proceeds of $176.5 million and utilized the proceeds to partially finance the Cardinal Acquisition (see “Recent Developments”).

In connection with the issuance of the APL 6.625% Senior Notes in September and December 2012, APL entered into registration rights agreements, whereby it agreed to (a) file an exchange offer registration statement with the Securities and Exchange Commission (“SEC”) to exchange the privately issued notes for registered notes, and (b) cause the exchange offer to be consummated by September 23, 2013 in the case of the 6.625% Senior Notes issued in September, or by December 15, 2013, in the case of the 6.625% Senior Notes issued in December. If APL does not meet the aforementioned deadline, the APL 6.625% Senior Notes will be subject to additional interest, up to 1% per annum, until such time that APL causes the exchange offer to be consummated.

In April 2011, APL redeemed $7.2 million of the APL 8.75% Senior Notes, which were tendered upon our offer to purchase the APL 8.75% Senior Notes, at par. The sale of APL’s 49% non-controlling interest in Laurel Mountain on February 17, 2011 constituted an “asset sale” pursuant to the terms of the indenture of the APL 8.75% Senior Notes. As a result of the asset sale, APL offered to purchase any and all of the APL 8.75% Senior Notes. Subsequent to the redemption of the APL 8.75% Senior Notes, APL redeemed all of the 8.125% senior unsecured notes due on December 15, 2015. The redemption price was determined in accordance with the indenture for the APL 8.125% Senior Notes, plus accrued and unpaid interest thereon to the redemption date. APL paid $293.7 million to redeem the $275.5 million principal plus $11.2 million premium and $7.0 million accrued interest. In addition, APL recorded $5.2 million related to accelerated amortization of deferred financing costs associated with the retirement of the APL 8.125% Senior Notes and a partial redemption of the APL 8.75% Senior Notes.

The APL Senior Notes are subject to repurchase by APL at a price equal to 101% of their principal amount, plus accrued and unpaid interest, upon a change of control or upon certain asset sales if APL does not reinvest the net proceeds within 360 days. The APL Senior Notes are junior in right of payment to APL’s secured debt, including its obligations under its revolving credit facility.

Indentures governing the APL Senior Notes contain covenants, including limitations of APL’s ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all its assets. APL was in compliance with these covenants as of December 31, 2012.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes our, ARP’s and APL’s contractual obligations at December 31, 2012 (in thousands):

		Payments Due By Period
Contractual cash obligations:	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years

ATLS total debt	$9,000	$—	$—	$9,000	$—

ARP total debt	351,425	—	75,425	276,000	—

APL total debt	1,158,822	—	—	293,000	865,822
ATLS interest on total debt	1,126	334	668	124	—
ARP interest on total debt	33,026	13,628	17,693	1,705	—
APL interest on total debt	465,477	72,754	145,508	141,085	106,130
ARP operating leases	11,989	2,209	3,414	2,710	3,656
APL operating leases	16,308	3,935	7,447	3,326	1,600
APL capital leases	11,950	11,264	681	5	—

Total contractual cash obligations(1)	$2,059,123	$104,124	$250,836	$726,955	$977,208

(1)	Excludes APL’s non-current deferred tax liabilities of $40.5 million due to uncertainty of the timing of future cash flows for such liabilities.

		Amount of Commitment Expiration Per Period
Other commercial commitments:	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
ARP standby letters of credit	$622	$622	$—	$—	$—
APL standby letters of credit	75	75	—	—	—
APL purchase commitments	101,337	101,337	—	—	—
APL throughput contracts	34,153	9,062	13,023	7,006	5,062

ARP other commercial commitments(1)	11,914	8,625	1,189	1,290	810

Total commercial commitments	$148,101	$119,721	$14,212	$8,296	$5,872

(1)

ARP’s other commercial commitments include ARP’s share of drilling and completion commitments and ARP’s throughput contracts. ARP does not have firm transportation obligations on any pipeline that requires payment of transportation fees regardless of production volumes.

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

Atlas Resource Partners

Equity Offerings

In November and December 2012, in connection with entering into a purchase agreement to acquire certain producing wells and net acreage from DTE, ARP sold an aggregate of 7,898,210 of its common limited partner units in a public offering at a price of $23.01 per unit, yielding net proceeds of approximately $174.5 million. ARP utilized the net proceeds from the sale to repay a portion of the outstanding balance under its revolving credit facility and $2.2 million under its term loan credit facility. In connection with the issuance of ARP’s common units, we recorded an $18.2 million gain within partner’s capital and a corresponding decrease in non-controlling interests on our consolidated balance sheet at December 31, 2012.

In July 2012, ARP completed the acquisition of certain proved reserves and associated assets in the Barnett Shale from Titan in exchange for 3.8 million of ARP’s common units and 3.8 million newly-created ARP convertible Class B preferred units (which have an estimated collective value of $193.2 million, based upon the closing price of ARP’s publicly traded common units as of the acquisition closing date), as well as $15.4 million in cash for closing adjustments. The preferred units are voluntarily convertible to common units on a one-for-one basis within three years of the acquisition closing date at a strike price of $26.03 plus all unpaid preferred distributions per unit, and will be mandatorily converted to common units on the third anniversary of the issuance. While outstanding, the preferred units will receive regular quarterly cash distributions equal to the greater of (i) $0.40 and (ii) the quarterly common unit distribution.

ARP entered into a registration rights agreement pursuant to which it agreed to file a registration statement with the SEC by January 25, 2013 to register the resale of the ARP common units issued on the acquisition closing date and those issuable upon conversion of the preferred units. ARP agreed to use its commercially reasonable efforts to have the registration statement declared effective by March 31, 2013, and to cause the registration statement to be continuously effective until the earlier of (i) the date as of which all such common units registered thereunder are sold by the holders and (ii) one year after the date of effectiveness. On September 19, 2012, ARP filed a registration statement with the SEC in satisfaction of the registration requirements of the registration rights agreement, and the registration statement was declared effective by the SEC on October 2, 2012. In connection with the issuance of ARP’s common and preferred units, we recorded a $37.8 million gain within partner’s capital and a corresponding decrease in non-controlling interests on our consolidated balance sheet at December 31, 2012.

In April 2012, ARP completed the acquisition of certain oil and gas assets from Carrizo. To partially fund the acquisition, ARP sold 6.0 million of its common units in a private placement at a negotiated purchase price per unit of $20.00, for net proceeds of $119.5 million, of which $5.0 million was purchased by certain of our executives. The common units issued by ARP were subject to a registration rights agreement entered into in connection with the transaction. The registration rights agreement stipulated that ARP would (a) file a registration statement with the SEC by October 30, 2012 and (b) cause the registration statement to be declared effective by the SEC by December 31, 2012. On July 11, 2012, ARP filed a registration statement with the SEC for the common units subject to the registration rights agreement in satisfaction of the registration requirements of the registration rights agreement and on August 28, 2012, the registration statement was declared effective by the SEC. In connection with the private placement of common units, we recorded a $10.6 million gain within partners’ capital and a corresponding decrease in non-controlling interests on our consolidated balance sheet at December 31, 2012.

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

Atlas Pipeline Partners

In December 2012, APL completed the sale of 10,507,033 common units in a public offering at an offering price of $31.00 per unit and received net proceeds of $319.3 million, including $6.7 million contributed by us to maintain our 2.0% general partner interest in APL. APL used the net proceeds from this offering to fund a portion of the Cardinal Acquisition. In connection with the issuance of APL common units, we recorded a $7.9 million gain within partners’ capital and a corresponding decrease in non-controlling interests on our consolidated balance sheet at December 31, 2012. In November 2012, APL entered into an agreement to issue $200.0 million of newly created Class D convertible preferred units in a private placement in order to finance a portion of the Cardinal Acquisition. Under the terms of the agreement, the private placement of the Class D convertible preferred units was nullified upon APL’s issuance of common units in excess of $150.0 million prior to the closing date of the Cardinal Acquisition. As a result of APL’s December 2012 issuance of $319.3 million common units, the private placement agreement terminated without the issuance of the Class D preferred units, and APL paid a commitment fee equal to 2.0%, or $4.0 million.

In November 2012, APL entered into an equity distribution program with Citigroup. Pursuant to this program, APL is authorized to, at its discretion, issue common units to investors through Citigroup at prevailing market prices, up to an aggregate value of $150.0 million. Citigroup is not required to sell any specific number or dollar amount of the common units, but will use its reasonable efforts, consistent with its normal trading and sales practices, to sell such units. During the year ended December 31, 2012, APL issued 275,429 common units under the equity distribution program for net proceeds of $8.7 million, including $0.2 million in commission paid to Citigroup. APL also received a capital contribution from us, as general partner, of $0.2 million to maintain our 2.0% general partner interest in APL. The net proceeds from APL’s common unit offering were utilized for general partnership purposes.

In November 2010, APL redeemed 15,000 units of Class B Preferred Units for cash at the liquidation value of $1,000 per unit, or $15.0 million, plus $0.2 million accrued dividends, representing the quarterly dividend on the 15,000 Class B Preferred Units prior to its redemption. Subsequent to the redemption, APL had no Class B Preferred Units outstanding.

In June 2010, APL sold 8,000 newly-created 12% Cumulative Class C Limited Partner Preferred Units (the “APL Class C Preferred Units”) to AEI for cash consideration of $1,000 per APL Class C Preferred Unit (the “Face Value”), for total proceeds of $8.0 million. Subsequently, on May 27, 2011 APL redeemed the 8,000 Class C Preferred units for cash, at the liquidation value of $1,000 per unit, or $8.0 million, plus $0.2 million, representing the accrued dividends on the 8,000 Class C Preferred Units prior to APL’s redemption.

In January 2010, APL executed amendments to warrants to purchase 2,689,765 of its common units. The warrants were originally issued along with its common units in connection with a private placement to institutional investors that closed in August 2009. The amendments to the warrants lowered the warrant exercise price to $6.00 from $6.35 per unit. In connection with the amendments, the holders of the warrants exercised all of the warrants for cash, which resulted in net cash proceeds of approximately $15.3 million. In November 2010, APL received a capital contribution from us as General Partner of $0.3 million for us to maintain our 2.0% general partner interest in APL. APL utilized the net proceeds from the common unit offering to repay a portion of its indebtedness under its senior secured term loan and credit facility and to fund the early termination of certain derivative agreements.

ENVIRONMENTAL REGULATION

Our and our subsidiaries’ operations are subject to federal, state and local laws and regulations governing the release of regulated materials into the environment or otherwise relating to environmental protection or human health or safety (see “Item 1: Business – Environmental Matters and Regulation”). We believe that our and our subsidiaries’ operations and facilities are in substantial compliance with applicable environmental laws and regulations. Any failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties, imposition of remedial requirements, issuance of injunctions affecting our operations, or other measures. We and our subsidiaries have ongoing environmental compliance programs. However, risks of accidental leaks or spills are associated with our and our subsidiaries’ operations. There can be no assurance that we and our subsidiaries will not incur significant costs and liabilities relating to claims for damages to property, the environment, natural resources, or persons resulting from the operation of our and our subsidiaries’ business. Moreover, it is possible other developments, such as increasingly strict environmental laws and regulations and enforcement policies, could result in increased costs and liabilities to us and our subsidiaries.

Environmental laws and regulations have changed substantially and rapidly over the last 25 years, and we anticipate that there will be continuing changes. Trends in environmental regulation include increased reporting obligations and placing more restrictions and limitations on activities, such as emissions of greenhouse gases and other pollutants, generation and disposal of wastes, including wastes that may have naturally occurring radioactivity, and use, storage and handling of chemical substances that may impact human health, the environment and/or endangered species. Other increasingly stringent environmental restrictions and limitations have resulted in increased operating costs for us and our subsidiaries and other similar businesses throughout the United States. It is possible that the costs of compliance with environmental laws and regulations may continue to increase. We and our subsidiaries will attempt to anticipate future regulatory requirements that might be imposed and to plan accordingly, but there can be no assurance that we and our subsidiaries will identify and properly anticipate each such change, or that our and our subsidiaries’ efforts will prevent material costs, if any, from rising.

CHANGES IN PRICES AND INFLATION

Our and our subsidiaries’ revenues, the value of our and our subsidiaries’ assets, our and our subsidiaries’ ability to obtain bank loans or additional capital on attractive terms, and ARP’s ability to finance its drilling activities through drilling investment partnerships, have been and will continue to be affected by changes in natural gas and oil market prices. Natural gas and oil prices are subject to significant fluctuations that are beyond our and our subsidiaries’ ability to control or predict.

Inflation affects the operating expenses of our and our subsidiaries’ operations. Inflationary trends may occur if commodity prices were to increase, since such an increase may cause the demand for energy equipment and services to increase, thereby increasing the costs of acquiring or obtaining such equipment and services. Increases in those expenses are not necessarily offset by increases in revenues and fees that our and our subsidiaries’ operations are able to charge. While we anticipate that inflation will affect our and our subsidiaries’ future operating costs, we cannot predict the timing or amounts of any such effects.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires making estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenue and expenses during the reporting period. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our financial position, results of operations or cash flows. Significant items that are subject to such estimates and assumptions include revenue and expense accruals, depletion, depreciation and amortization, asset impairment, fair value of derivative instruments, the probability of forecasted transactions and the allocation of purchase price to the fair value of assets acquired. We summarize our significant accounting policies within our consolidated combined financial statements included in “Item 8: Financial Statements and Supplementary Data” included in this report. The critical accounting policies and estimates we have identified are discussed below.

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

During the year ended December 31, 2012, ARP recognized $9.5 million of asset impairment related to gas and oil properties within property, plant and equipment on our consolidated balance sheet for shallow natural gas wells in the Antrim and Niobrara Shales. During the year ended December 31, 2011, ARP recognized $7.0 million of asset impairment related to gas and oil properties within property, plant and equipment on our consolidated balance sheet for shallow natural gas wells in the Niobrara Shale. During the year ended December 31, 2010, ARP recognized $50.7 million of asset impairment related to gas and oil properties within property, plant and equipment on our consolidated balance sheet for its shallow natural gas wells in the Chattanooga and Upper Devonian Shales. These impairments related to the carrying amount of these gas and oil properties being in excess of ARP’s estimate of their fair value at December 31, 2011 and 2010. The estimate of fair value of these gas and oil properties was impacted by, among other factors, the deterioration of natural gas prices at the date of measurement.

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

There were no goodwill impairments recognized by us during the years ended December 31, 2012, 2011 and 2010.

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

Of the $51.3 million and $46.4 million of net derivative assets at December 31, 2012 and 2011, respectively, APL had net derivative assets of $23.1 million and $16.5 million at December 31, 2012 and 2011, respectively, that were classified as Level 3 fair value measurements which rely on subjective forward developed price curves. Holding all other variables constant, a 10% change in the price APL utilized in calculating the fair value of derivatives at December 31, 2012 would have resulted in a $1.1 million non-cash change, excluding the effect of non-controlling interests, to net income for the year ended December 31, 2012.

Liabilities that are required to be measured at fair value on a nonrecurring basis include our asset retirement obligations that are defined as Level 3. Estimates of the fair value of asset retirement obligations are based on discounted cash flows using numerous estimates, assumptions, and judgments regarding the cost, timing of settlement, our credit-adjusted risk-free rate and inflation rates.

During the year ended December 31, 2012, ARP completed the acquisitions of certain oil and gas assets from Carrizo and reserves and associated assets from Titan and DTE, and APL completed the Cardinal acquisition. The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair values of natural gas and oil properties were measured using a discounted cash flow model, which considered the estimated remaining lives of the wells based on reserve estimates, future operating and development costs of the assets, as well as the respective natural gas, oil and natural gas liquids forward price curves. The fair values of the asset retirement obligations were measured under ARP’s existing methodology for recognizing an estimated liability for the plugging and abandonment of its gas and oil wells (see “Item 8: Financial Statements and Supplementary Data – Note 9). These inputs require significant judgments and estimates by ARP’s and APL’s management at the time of the valuation and are subject to change.

Reserve Estimates

Our estimates of ARP’s proved natural gas and oil reserves and future net revenues from them are based upon reserve analyses that rely upon various assumptions, including those required by the SEC, as to natural gas and oil prices, drilling and operating expenses, capital expenditures and availability of funds. The accuracy of these reserve estimates is a function of many factors including the following: the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions, and the judgments of the individuals preparing the estimates. ARP engaged Wright and Company, Inc., an independent third-party reserve engineer, to prepare a report of its proved reserves (see “Item 2: Properties”).

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

Atlas Resource

ARP recognizes an estimated liability for the plugging and abandonment of its gas and oil wells and related facilities. ARP also recognizes a liability for its future asset retirement obligations if a reasonable estimate of the fair value of that liability can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. ARP also considers the estimated salvage value in the calculation of depreciation, depletion and amortization.

The estimated liability is based on ARP’s historical experience in plugging and abandoning wells, estimated remaining lives of those wells based on reserve estimates, external estimates as to the cost to plug and abandon the wells in the future and federal and state regulatory requirements. The liability is discounted using an assumed credit-adjusted risk-free interest rate. Asset removal technologies and costs are constantly changing, as are regulatory, political, environmental, safety and public relations considerations. Since there are many variables in estimating asset retirement obligations, ARP attempts to limit the impact of management’s judgment on certain of these variables by developing a standard cost estimate based on historical costs and industry quotes updated annually. Revisions to the liability could occur due to changes in estimates of plugging and abandonment costs or remaining lives of the wells, or if federal or state regulators enact new plugging and abandonment requirements. ARP has no assets legally restricted for purposes of settling asset retirement obligations. Except for ARP’s gas and oil properties, ARP believes that there are no other material retirement obligations associated with tangible long lived assets.

Atlas Pipeline

APL performs ongoing analysis of asset removal and site restoration costs that it may be required to perform under law or contract once an asset has been permanently taken out of service. APL has property, plant and equipment at locations owned by APL and at sites leased or under right of way agreements. APL is under no contractual obligation to remove the assets at locations it owns. In evaluating its asset retirement obligation, APL reviews its lease agreements, right of way agreements, easements and permits to determine which agreements, if any, require an asset removal and restoration obligation. Determination of the amounts to be recognized is based upon numerous estimates and assumptions, including expected settlement dates, future retirement costs, future inflation rates and the credit-adjusted-risk-free interest rates. However, APL was not able to reasonably measure the fair value of the asset retirement obligation as of December 31, 2012 or 2011 because the settlement dates were indeterminable. Any cost incurred in the future to remove assets and restore sites will be expensed as incurred.

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

We and our subsidiaries are exposed to various market risks, principally fluctuating interest rates and changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We and our subsidiaries manage these risks through regular operating and financing activities and periodic use of derivative financial instruments such as forward contracts and interest rate cap and swap agreements. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on December 31, 2012. Only the potential impact of hypothetical assumptions was analyzed. The analysis does not consider other possible effects that could impact our and our subsidiaries’ business.

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

Interest Rate Risk. At December 31, 2012, we had $9.0 million of outstanding borrowings under our credit facility, ARP had $276.0 million of outstanding borrowings under its revolving credit facility and $75.4 million of outstanding borrowings under its term loan and APL had $293.0 million of outstanding borrowings under its senior secured revolving credit facility. Holding all other variables constant, a hypothetical 100 basis-point or 1% change in variable interest rates would change our consolidated combined interest expense for the twelve-month period ending December 31, 2013 by $6.5 million, excluding the effect of non-controlling interests.

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

Holding all other variables constant, including the effect of commodity derivatives, a 10% change in average commodity prices would result in a change to our consolidated combined operating income from continuing operations for the twelve-month period ending December 31, 2013 of approximately $5.0 million, net of non-controlling interests.

Realized pricing of our subsidiaries’ natural gas, oil, and natural gas liquids production is primarily driven by the prevailing worldwide prices for crude oil and spot market prices applicable to United States natural gas, oil and natural gas liquids production. Pricing for natural gas, oil and natural gas liquids production has been volatile and unpredictable for many years. To limit our subsidiaries’ exposure to changing natural gas, oil and natural gas liquids prices, our subsidiaries enter into natural gas and oil, swap, put options and costless collar option contracts. At any point in time, such contracts may include regulated NYMEX futures and options contracts and non-regulated over-the-counter (“OTC”) futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas. OTC contracts are generally financial contracts which are settled with financial payments or receipts and generally do not require delivery of physical hydrocarbons. Crude oil contracts are based on a West Texas Intermediate (“WTI”) index. Natural gas liquids contracts are based on an OPIS Mt. Belvieu index. These contracts have qualified and been designated as cash flow hedges and been recorded at their fair values.

At December 31, 2012, ARP had the following commodity derivatives:

Natural Gas Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price

	(MMBtu)(1)	(per MMBtu) (1)
2013	22,729,700	$3.841
2014	19,233,000	$4.203
2015	13,434,500	$4.265
2016	12,866,300	$4.386
2017	6,480,000	$4.648

Natural Gas Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap

		(MMBtu)(1)	(per MMBtu) (1)
2013	Puts purchased	5,520,000	$4.395
2013	Calls sold	5,520,000	$5.443
2014	Puts purchased	3,840,000	$4.221
2014	Calls sold	3,840,000	$5.120
2015	Puts purchased	3,480,000	$4.234
2015	Calls sold	3,480,000	$5.129

Natural Gas Put Options

Production Period Ending December 31,	Option Type	Volumes	Average Fixed Price

		(MMBtu)(1)	(per MMBtu) (1)
2013	Puts purchased	3,180,000	$3.450
2014	Puts purchased	1,800,000	$3.800
2015	Puts purchased	1,440,000	$4.000
2016	Puts purchased	1,440,000	$4.150

Natural Gas Liquids Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price

	(Bbl)(1)	(per Bbl) (1)
2013	57,000	$90.871
2014	21,000	$90.554

Crude Oil Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price

	(Bbl)(1)	(per Bbl) (1)
2013	242,850	$91.532
2014	180,000	$91.579
2015	165,000	$88.436
2016	39,000	$86.120
2017	36,000	$84.600

Crude Oil Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap

		(Bbl)(1)	(per Bbl) (1)
2013	Puts purchased	65,000	$90.000
2013	Calls sold	65,000	$116.513
2014	Puts purchased	41,160	$84.169
2014	Calls sold	41,160	$113.308
2015	Puts purchased	29,250	$83.846
2015	Calls sold	29,250	$110.654

(1)	“MMBtu” represents million British Thermal Units; “Bbl” represents barrels.

As of December 31, 2012, APL had the following commodity derivatives:

Fixed Price Swaps

Production Period	Purchased/ Sold	Commodity	Volumes(1)	Average Fixed Price

Natural Gas
2013	Sold	Natural Gas	1,200,000	$3.476
2014	Sold	Natural Gas	5,400,000	$3.903

Natural Gas Liquids
2013	Sold	Natural Gas Liquids	54,936,000	$1.257
2014	Sold	Natural Gas Liquids	29,610,000	$1.313
2015	Sold	Natural Gas Liquids	2,520,000	$1.965

Crude Oil
2013	Sold	Crude Oil	345,000	$97.170
2014	Sold	Crude Oil	210,000	$92.076

Options

Production Period	Purchased/ Sold	Type	Commodity	Volumes(1)	Average Strike Price

Natural Gas Liquids
2013	Purchased	Put	Natural Gas Liquids	38,556,000	$1.943

Crude Oil
2013	Purchased	Put	Crude Oil	282,000	$100.100

2014	Purchased	Put	Crude Oil	331,500	$95.741
Total Options

(1)	Volumes for natural gas are stated in MMBtu’s. Volumes for NGLs are stated in gallons. Volumes for crude oil are stated in barrels.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Unitholders

Atlas Energy, L.P.

We have audited the accompanying consolidated balance sheets of Atlas Energy, L.P. (a Delaware limited partnership) and subsidiaries (collectively the “Partnership”) as of December 31, 2012 and 2011, and the related consolidated combined statements of operations, comprehensive income(loss), changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated combined financial statements referred to above present fairly, in all material respects, the financial position of Atlas Energy, L.P. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2013 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Cleveland, Ohio

February 28, 2013

ATLAS ENERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$36,780	$77,376
Accounts receivable	196,249	136,853
Current portion of derivative asset	35,351	15,447
Subscriptions receivable	55,357	34,455
Prepaid expenses and other	45,255	24,779

Total current assets	368,992	288,910

Property, plant and equipment, net	3,502,609	2,093,283
Intangible assets, net	200,680	104,777
Investment in joint venture	86,002	86,879
Goodwill, net	351,069	31,784
Long-term derivative asset	16,840	30,941
Other assets, net	71,002	48,197

	$4,597,194	$2,684,771

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Current portion of long-term debt	$10,835	$2,085
Accounts payable	119,028	93,554
Liabilities associated with drilling contracts	67,293	71,719
Accrued producer liabilities	109,725	88,096
Current portion of derivative payable to Drilling Partnerships	11,293	20,900
Accrued interest	11,556	1,629
Accrued well drilling and completion costs	47,637	17,585
Accrued liabilities	103,291	61,653

Total current liabilities	480,658	357,221

Long-term debt, less current portion	1,529,508	522,055
Long-term derivative liability	888	—
Long-term derivative payable to Drilling Partnerships	2,429	15,272
Deferred income taxes, net	30,258	—
Asset retirement obligations and other	73,605	46,142

Commitments and contingencies

Partners’ Capital:
Common limited partners’ interests	456,171	554,999
Accumulated other comprehensive income	9,699	29,376

	465,870	584,375
Non-controlling interests	2,013,978	1,159,706

Total partners’ capital	2,479,848	1,744,081

	$4,597,194	$2,684,771

See accompanying notes to consolidated combined financial statements

ATLAS ENERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED COMBINED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2012	2011	2010
Revenues:
Gas and oil production	$92,901	$66,979	$93,050
Well construction and completion	131,496	135,283	206,802
Gathering and processing	1,219,815	1,329,418	944,609
Administration and oversight	11,810	7,741	9,716
Well services	20,041	19,803	20,994
Gain (loss) on mark-to-market derivatives	31,940	(20,453)	(5,944)
Other, net	13,440	31,803	17,437

Total revenues	1,521,443	1,570,574	1,286,664

Costs and expenses:
Gas and oil production	26,624	17,100	23,323
Well construction and completion	114,079	115,630	175,247
Gathering and processing	1,009,100	1,123,051	789,548
Well services	9,280	8,738	10,822
General and administrative	165,777	80,584	37,561
Chevron transaction expense	7,670	—	—
Depreciation, depletion and amortization	142,611	109,373	115,655
Asset impairment	9,507	6,995	50,669

Total costs and expenses	1,484,648	1,461,471	1,202,825

Operating income	36,795	109,103	83,839

Gain (loss) on asset sales and disposal	(6,980)	256,292	(13,676)
Interest expense	(46,520)	(38,394)	(90,448)
Loss on early extinguishment of debt	—	(19,574)	(4,359)

Income (loss) from continuing operations before tax	(16,705)	307,427	(24,644)
Income tax expense	176	—	—

Income (loss) from continuing operations	(16,881)	307,427	(24,644)

Discontinued operations:
Gain from sale of discontinued operations	—	—	312,102
Income (loss) from discontinued operations	—	(81)	9,053

Net income (loss)	(16,881)	307,346	296,511
Income attributable to non-controlling interests	(35,532)	(257,643)	(245,764)

Income (loss) after non-controlling interests	(52,413)	49,703	50,747
Income not attributable to common limited partners (results of operations of the Transferred Business as of and prior to February 17, 2011, the date of acquisition (see Note 2))	—	(4,711)	(22,813)

Net income (loss) attributable to common limited partners	$(52,413)	$44,992	$27,934

Net income (loss) attributable to common limited partners per unit – basic:
Income (loss) from continuing operations attributable to common limited partners	$(1.02)	$0.91	$(0.43)
Income from discontinued operations attributable to common limited partners	—	—	1.44

Net income (loss) attributable to common limited partners	$(1.02)	$0.91	$1.01

Net income (loss) attributable to common limited partners per unit – diluted:

Income (loss) from continuing operations attributable to common limited partners	$(1.02)	$0.88	$(0.43)
Income from discontinued operations attributable to common limited partners	—	—	1.44

Net income (loss) attributable to common limited partners	$(1.02)	$0.88	$1.01

Weighted average common limited partner units outstanding:
Basic	51,327	48,235	27,718

Diluted	51,327	49,676	27,718

Income (loss) attributable to common limited partners:
Income (loss) from continuing operations	$(52,413)	$45,002	$(11,994)
Income (loss) from discontinued operations	—	(10)	39,928

Net income (loss) attributable to common limited partners	$(52,413)	$44,992	$27,934

See accompanying notes to consolidated combined financial statements

ATLAS ENERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2012	2011	2010
Net income (loss)	$(16,881)	$307,346	$296,511
Income attributable to non-controlling interests	(35,532)	(257,643)	(245,764)
Income not attributable to common limited partners (results of operations of the Transferred Business as of and prior to February 17, 2011, the date of the acquisition (see Note 2))	—	(4,711)	(22,813)

Net income (loss) attributable to common limited partners	(52,413)	44,992	27,934
Other comprehensive income (loss):
Changes in fair value of derivative instruments accounted for as cash flow hedges	10,921	35,156	25,801
Less: reclassification adjustment for realized gains in net income (loss)	(14,891)	(3,708)	1,343
Changes in non-controlling interest related to items in other comprehensive income (loss)	(15,707)	(5,954)	(32,848)

Total other comprehensive income (loss)	(19,677)	25,494	(5,704)

Comprehensive income (loss) attributable to common limited partners	$(72,090)	$70,486	$22,230

See accompanying notes to consolidated combined financial statements

ATLAS ENERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands, except unit data)

	Common Limited Partners’ Capital		Accumulated Other Comprehensive	Non- Controlling	Total Partners’
	Units	Amount	Income	Interest	Capital
Balance at January 1, 2010	27,703,579	$339,283	$9,586	$704,986	$1,053,855
Net transaction adjustment related to the acquisition of the Transferred Business (see Note 3)	—	25,627	—	—	25,627
Issuance of common units to the public	—	—	—	15,319	15,319
Issuance of common units under incentive plans	131,675	—	—	156	156
Atlas Pipeline Partners, L.P. distributions to non-controlling interests	—	—	—	(23,236)	(23,236)
Unissued common units under incentive plans	—	1,245	—	3,484	4,729
Other comprehensive (loss) income	—	—	(5,704)	32,918	27,214
Repurchase and retirement of common limited partner units	—	—	—	(246)	(246)
Distributions paid to common limited partners	—	(1,385)	—	—	(1,385)
Distribution equivalent rights paid on unissued units under incentive plans	—	(7)	—	(174)	(181)
Atlas Pipeline Partners, L.P. preferred unit distribution	—	—	—	(240)	(240)
Atlas Pipeline Partners, L.P. issuance of preferred units	—	—	—	8,000	8,000
Net loss on purchase and sale of Atlas Pipeline Partners, L.P. equity	—	(2,456)	—	2,456	—
Income not attributable to common limited partners (results of operations of the Transferred Business as of and prior to February 17, 2011, the date of acquisition (see Note 2))	—	22,813	—	—	22,813
Net income	—	27,934	—	245,764	273,698

Balance at December 31, 2010	27,835,254	$413,054	$3,882	$989,187	$1,406,123
Issuance of common limited partner units related to the acquisition of the Transferred Business (see Note 3)	23,379,384	372,200	—	—	372,200
Net transaction adjustment related to the acquisition of the Transferred Business (see Note 3)	—	(261,042)	—	—	(261,042)
Atlas Pipeline Partners, L.P. distributions to non-controlling interests	—	—	—	(87,094)	(87,094)
Unissued common units under incentive plans	—	13,101	—	3,003	16,104
Issuance of units under incentive plans	63,724	167	—	468	635
Distributions paid to common limited partners	—	(31,164)	—	—	(31,164)

Distribution equivalent rights paid on unissued units under incentive plans	—	(1,020)	—	(764)	(1,784)
Atlas Pipeline Partners, L.P. preferred unit distribution	—	—	—	(629)	(629)
Atlas Pipeline Partners, L.P. preferred unit redemption	—	—	—	(8,000)	(8,000)
Other comprehensive income	—	—	25,494	5,892	31,386
Income not attributable to common limited partners (results of operations of the Transferred Business as of and prior to February 17, 2011, the date of acquisition (see Note 2))	—	4,711	—	—	4,711
Net income	—	44,992	—	257,643	302,635

Balance at December 31, 2011	51,278,362	$554,999	$29,376	$1,159,706	$1,744,081

Distribution of Atlas Resource Partners, L.P. units	—	(84,892)	—	84,892	—
Distributions to non-controlling interests	—	—	—	(120,456)	(120,456)
Unissued common units under incentive plan	—	17,579	—	22,218	39,797
Issuance of units under incentive plans	87,220	258	—	128	386
Non-controlling interests’ capital contribution	—	—	—	804,768	804,768
Atlas Pipeline Partners L.P. purchase price allocation	—	—	—	89,440	89,440
Atlas Pipeline Partners L.P. purchase and retirement of treasury stock	—	—	—	(695)	(695)
Distributions paid to common limited partners	—	(51,837)	—	—	(51,837)
Distribution equivalent rights paid on unissued units under incentive plans	—	(2,070)	—	(2,715)	(4,785)
Gain on sale of subsidiary units	—	74,547	—	(74,547)	—
Other comprehensive income (loss)	—	—	(19,677)	15,707	(3,970)
Net income (loss)	—	(52,413)	—	35,532	(16,881)

Balance at December 31, 2012	51,365,582	$456,171	$9,699	$2,013,978	$2,479,848

See accompanying notes to consolidated combined financial statements

ATLAS ENERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED COMBINED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2012	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(16,881)	$307,346	$296,511
Income (loss) from discontinued operations	—	(81)	321,155

Income (loss) from continuing operations	(16,881)	307,427	(24,644)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation, depletion and amortization	142,611	109,373	115,655
Asset impairment	9,507	6,995	50,669
Amortization of deferred financing costs	6,720	5,105	10,618
Non-cash (gain) loss on derivative value, net	(31,335)	16,312	4,609
Non-cash compensation expense	40,300	16,104	4,729
(Gain) loss on asset sales and disposal	6,980	(256,292)	13,676
Deferred income tax expense	176	—	—
Loss on early extinguishment of debt	—	19,574	4,359
Distributions paid to non-controlling interests	(123,171)	(87,857)	(23,410)
Equity income in unconsolidated companies	(7,863)	(21,582)	(6,701)
Distributions received from unconsolidated companies	8,131	20,643	11,784
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses and other	(53,973)	(66,251)	(5,640)
Accounts payable and accrued liabilities	89,074	18,725	(21,825)

Net cash provided by continuing operating activities	70,276	88,276	133,879
Net cash provided by (used in) discontinued operating activities	—	(81)	23,374

Net cash provided by operating activities	70,276	88,195	157,253

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(500,759)	(292,750)	(139,360)
Net cash paid for acquisitions	(1,150,150)	—	—
Investments in unconsolidated companies	—	(97,250)	(26,514)
Net proceeds from asset disposals	—	403,668	(2,019)
Other	404	491	1,031

Net cash provided by (used in) continuing investing activities	(1,650,505)	14,159	(166,862)
Net cash provided by discontinued investing activities	—	—	669,192

Net cash provided by (used in) investing activities	(1,650,505)	14,159	502,330

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	1,846,599	1,585,500	482,000
Repayments under credit facilities	(1,335,174)	(1,513,500)	(746,000)
Net proceeds from issuance of Atlas Pipeline Partners, L.P.’s long-term debt	495,374	152,366	—
Repayments of long-term debt	—	(329,314)	(433,505)
Net proceeds from subsidiary equity offerings	611,606	—	15,475
Issuance of Atlas Pipeline Partners, L.P.’s preferred units	—	—	8,000
Redemption of Atlas Pipeline Partners, L.P.’s preferred units	—	(8,000)	—
Distributions paid to unitholders	(51,837)	(31,164)	(1,385)
Net transaction adjustment related to the acquisition of the Transferred Business (see Note 3)	—	111,158	25,627
Deferred financing costs and other	(26,935)	7,729	(10,651)

Net cash provided by (used in) financing activities	1,539,633	(25,225)	(660,439)

Net change in cash and cash equivalents	(40,596)	77,129	(856)
Cash and cash equivalents, beginning of year	77,376	247	1,103

Cash and cash equivalents, end of year	$36,780	$77,376	$247

See accompanying notes to consolidated combined financial statements

ATLAS ENERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Atlas Energy, L.P., (the “Partnership” or “Atlas Energy”) is a publicly-traded Delaware master limited partnership, formerly known as Atlas Pipeline Holdings, L.P. (NYSE: ATLS).

At December 31, 2012, the Partnership’s operations primarily consisted of its ownership interests in the following entities:

•

Atlas Resource Partners, L.P. (“ARP”), a publicly-traded Delaware master limited partnership (NYSE: ARP) and an independent developer and producer of natural gas, crude oil and natural gas liquids (“NGL”), with operations in basins across the United States. ARP sponsors and manages tax-advantaged investment partnerships, in which it coinvests, to finance a portion of its natural gas and oil production activities. At December 31, 2012, the Partnership owned 100% of the general partner Class A units and incentive distribution rights, and common units representing an approximate 43.0% limited partner ownership interest in ARP;

•

Atlas Pipeline Partners, L.P. (“APL”), a publicly-traded Delaware master limited partnership (NYSE: APL) and midstream energy service provider engaged in the gathering, processing and treating of natural gas in the mid-continent and southwestern regions of the United States; natural gas gathering services in the Appalachian Basin in the northeastern region of the United States; and NGL transportation services throughout the southwestern region of the United States. At December 31, 2012, the Partnership owned a 2.0% general partner interest, all of the incentive distribution rights, and an approximate 8.7% common limited partner interest in APL; and

•

Lightfoot Capital Partners, LP (“Lightfoot LP”) and Lightfoot Capital Partners GP, LLC (“Lightfoot GP”), the general partner of Lightfoot L.P. (collectively, “Lightfoot”), entities which incubate new master limited partnerships (“MLPs”) and invest in existing MLPs. At December 31, 2012, the Partnership had an approximate 16% general partner interest and 12% limited partner interest in Lightfoot (see Note 8).

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Combination

The consolidated combined financial statements include the accounts of the Partnership and its consolidated subsidiaries, all of which are wholly-owned at December 31, 2012 except for ARP and APL, which are controlled by the Partnership. Due to the structure of the Partnership’s ownership interests in ARP and APL, the Partnership consolidates the financial statements of ARP and APL into its consolidated combined financial statements rather than present its ownership interest as equity investments. As such, the non-controlling interests in ARP and APL are reflected as (income) loss attributable to non-controlling interests in its consolidated combined statements of operations and as a component of partners’ capital on its consolidated balance sheets. All material intercompany transactions have been eliminated. Certain amounts in the prior year’s consolidated combined financial statements have been reclassified to conform to the current year presentation. Due to changes in business as a result of the formation of ARP during the year ended December 31, 2012, management of the Partnership modified its reportable operating segments. As a result, management of the Partnership reclassified the operating segment data for the years ended December 31, 2011 and 2010 to be consistent with the year ended December 31, 2012 (see Note 19).

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

•

Retrospectively adjusted its consolidated combined financial statements for any date prior to February 17, 2011, the date of acquisition, to reflect its results on a consolidated combined basis with the results of the Transferred Business as of or at the beginning of the respective period; and

•

Adjusted the presentation of the Partnership’s consolidated combined statements of operations for the year ended December 31, 2011 and 2010 to reflect the results of operations attributable to the Transferred Business prior to the date of acquisition as a reduction of net income to determine income attributable to common limited partners. However, the Transferred Business’ historical financial statements prior to the date of acquisition do not reflect general and administrative expenses and interest expense. The Transferred Business was not managed by AEI as a separate business segment and did not have identifiable labor and other ancillary costs. The general and administrative and interest expenses of AEI prior to the date of acquisition, including the exploration and production business segment, related primarily to business activities associated with the business sold to Chevron Corporation in February 2011 and not activities related to the Transferred Business.

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

The Partnership’s consolidated combined financial statements also include APL’s 60% interest in Centrahoma Processing LLC (“Centrahoma”), which was acquired on December 20, 2012 as part of the acquisition of assets from Cardinal Midstream, LLC (“Cardinal Acquisition”) (see Note 4). The remaining 40% ownership interest is held by MarkWest Oklahoma Gas Company LLC (“MarkWest”), a wholly- owned subsidiary of MarkWest Energy Partners, L.P. (NYSE: MWE). APL consolidates 100% of this joint venture and the non-controlling interest in the joint venture is reflected on the Partnership’s consolidated combined statements of operations. The Partnership also reflects the non-controlling interest in the net assets of the joint ventures within partners’ capital on its consolidated balance sheets (see Note 4).

Use of Estimates

The preparation of the Partnership’s consolidated combined financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities that exist at the date of the Partnership’s consolidated combined financial statements, as well as the reported amounts of revenue and costs and expenses during the reporting periods. The Partnership’s consolidated combined financial statements are based on a number of significant estimates, including revenue and expense accruals, depletion, depreciation and amortization, asset impairments, fair value of derivative instruments, the probability of forecasted transactions and the allocation of purchase price to the fair value of assets acquired and liabilities assumed. Such estimates included estimated allocations made from the historical accounting records of AEI in order to derive the historical financial statements of the Transferred Business prior to February 17, 2011, the date of acquisition. Actual results could differ from those estimates.

Cash Equivalents

The Partnership considers all highly liquid investments with a remaining maturity of three months or less at the time of purchase to be cash equivalents. These cash equivalents consist principally of temporary investments of cash in short-term money market instruments.

Receivables

Accounts receivable on the consolidated balance sheets consist solely of the trade accounts receivable associated with ARP’s and APL’s operations. In evaluating the realizability of its accounts receivable, management of ARP and APL performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by management’s review of ARP’s and APL’s customers’ credit information. ARP and APL extend credit on sales on an unsecured basis to many of its customers. At December 31, 2012 and 2011, ARP and APL had recorded no allowance for uncollectible accounts receivable on the Partnership’s consolidated balance sheets.

Inventory

ARP and APL had $13.5 million and $16.0 million of inventory at December 31, 2012 and 2011, respectively, which were included within prepaid expenses and other current assets on the Partnership’s consolidated balance sheets. ARP values inventories at the lower of cost or market. ARP’s inventories, which consist of materials, pipes, supplies and other inventories, were principally determined using the average cost method. APL’s crude oil and refined product inventory costs consist of APL’s natural gas liquids line fill, which represents amounts receivable for NGLs delivered to counterparties for which the counterparty will pay at a designated later period at a price determined by the then current market price.

Property, Plant and Equipment

Property, plant and equipment are stated at cost or, upon acquisition of a business, at the fair value of the assets acquired. Maintenance and repairs which generally do not extend the useful life of an asset for two years or more through the replacement of critical components are expensed as incurred. Major renewals and improvements which generally extend the useful life of an asset for two years or more through the replacement of critical components are capitalized. Depreciation and amortization expense is based on cost less the estimated salvage value primarily using the straight-line method over the asset’s estimated useful life. When entire pipeline systems, gas plants or other property and equipment are retired or sold, any gain or loss is included in the Partnership’s results of operations. APL follows the composite method of depreciation and has determined the composite groups to be the major asset classes of its gathering, processing and treating systems. Under the composite depreciation method, any gain or loss upon disposition or retirement of pipeline, gas gathering, processing and treating components, is recorded to accumulated depreciation.

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

Unproved properties are reviewed annually for impairment or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment charges are recorded if conditions indicate that ARP will not explore the acreage prior to expiration of the applicable leases or if it is determined that the carrying value of the properties is above their fair value. There were no impairments of unproved gas and oil properties recorded by ARP for the years ended December 31, 2012, 2011 and 2010.

Proved properties are reviewed annually for impairment or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. During the year ended December 31, 2012, the Partnership recognized $9.5 million of asset impairment related to ARP’s gas and oil properties within property, plant and equipment on its consolidated balance sheet for its shallow natural gas wells in the Antrim and Niobrara Shales. During the year ended December 31, 2011, the Partnership recognized $7.0 million of asset impairment related to ARP’s gas and oil properties within property, plant and equipment on its consolidated balance sheet for its shallow natural gas wells in the Niobrara Shale. During the year ended December 31, 2010, the Partnership recognized $50.7 million of asset impairment related to ARP’s gas and oil properties within property, plant and equipment, net on its consolidated balance sheet for its shallow natural gas wells in the Chattanooga and Upper Devonian Shales. These impairments related to the carrying amount of these gas and oil properties being in excess of ARP’s estimate of their fair value at December 31, 2012, 2011 and 2010. The estimate of the fair value of these gas and oil properties was impacted by, among other factors, the deterioration of natural gas prices at the date of measurement.

Capitalized Interest

ARP and APL capitalize interest on borrowed funds related to capital projects only for periods that activities are in progress to bring these projects to their intended use. The weighted average interest rates used to capitalize interest on combined borrowed funds by ARP and APL in the aggregate were 5.8%, 7.0% and 7.5% for the years ended December 31, 2012, 2011 and 2010, respectively. The aggregate amounts of interest capitalized by ARP and APL were $10.8 million, $5.1 million and $0.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Intangible Assets

Customer contracts and relationships. APL amortizes intangible assets with finite lives in connection with natural gas gathering contracts and customer relationships assumed in certain consummated acquisitions, which APL amortizes over their estimated useful lives. If an intangible asset has a finite useful life, but the precise length of that life is not known, that intangible asset must be amortized over the best estimate of its useful life. At a minimum, APL will assess the useful lives of all intangible assets on an annual basis to determine if adjustments are required. The estimated useful life for APL’s customer relationship intangible assets is based upon the estimated average length of non-contracted customer relationships in existence at the date of acquisition, adjusted for APL’s management’s estimate of whether the individual relationships will continue in excess or less than the average length. APL completed the Cardinal Acquisition (see Note 4) and other acquisitions of various gas gathering systems and related assets during the year ended December 31, 2012. APL accounted for these acquisitions as business combinations and recognized $119.9 million related to customer contracts with an estimated useful life of 10-14 years. Due to the recent date of the Cardinal Acquisition, the accounting for the business combination has not been completed. The estimates of fair value reflected as of December 31, 2012 are subject to change and changes could be material.

Partnership management and operating contracts. ARP has recorded intangible assets with finite lives in connection with partnership management and operating contracts acquired through prior consummated acquisitions. ARP amortizes contracts acquired on a declining balance method over their respective estimated useful lives.

The following table reflects the components of intangible assets being amortized at December 31, 2012 and 2011 (in thousands):

	December 31,		Estimated Useful Lives
	2012	2011	In Years
Gross Carrying Amount:
Customer contracts and relationships	$325,246	$205,313	7 – 14
Partnership management and operating contracts	14,344	14,344	13

	$339,590	$219,657

Accumulated Amortization:
Customer contracts and relationships	$(125,886)	$(102,037)
Partnership management and operating contracts	(13,024)	(12,843)

	$(138,910)	$(114,880)

Net Carrying Amount:
Customer contracts and relationships	$199,360	$103,276
Partnership management and operating contracts	1,320	1,501

	$200,680	$104,777

Amortization expense on intangible assets was $24.0 million, $23.8 million and $23.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. Aggregate estimated annual amortization expense for all of the contracts described above for the next five years ending December 31 is as follows: 2013 – $35.8 million; 2014 – $32.2 million; 2015 – $27.2 million; 2016 – $26.6 million; and 2017 – $20.3 million.

Goodwill

At December 31, 2012, the Partnership recorded $351.1 million of goodwill, which consisted of $31.8 million related to prior ARP consummated acquisitions and $319.3 million related to APL’s acquisitions during the year ended December 31, 2012, of which $310.9 million related to the Cardinal Acquisition (see Note 4). The goodwill related to the Cardinal Acquisition is a result of the strategic industry position and potential future synergies. At December 31, 2011, the Partnership had $31.8 million of goodwill recorded in connection with prior ARP consummated acquisitions. There were no changes in the carrying amount of goodwill for ARP for the years ended December 31, 2012, 2011 and 2010 and there was no goodwill recorded for APL for the years ended December 31, 2011 and 2010.

ARP and APL test its goodwill for impairment at each year end by comparing its reporting unit estimated fair values to carrying values. Because quoted market prices for the reporting units are not available, management must apply judgment in determining the estimated fair value of these reporting units. ARP’s and APL’s management uses all available information to make these fair value determinations, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets and the available market data of the respective industry group. A key component of these fair value determinations is a reconciliation of the sum of the fair value calculations to market capitalization. The observed market prices of individual trades of an entity’s equity securities (and thus its computed market capitalization) may not be representative of the fair value of the entity as a whole. Substantial value may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity. Consequently, measuring the fair value of a collection of assets and liabilities that operate together in a controlled entity is different from measuring the fair value of that entity on a stand-alone basis. In most industries, including ARP’s and APL’s, an acquiring entity typically is willing to pay more for equity securities that give it a controlling interest than an investor would pay for a number of equity securities representing less than a controlling interest. Therefore, once the above fair value calculations have been determined, ARP and APL also consider the inclusion of a control premium within the calculations. This control premium is judgmental and is based on, among other items, observed acquisitions in ARP’s and APL’s industry. The resultant fair values calculated for the reporting units are compared to observable metrics on large mergers and acquisitions in ARP’s and APL’s industry to determine whether those valuations appear reasonable in management’s judgment. ARP’s and APL’s management will continue to evaluate goodwill at least annually or when impairment indicators arise. During the years ended December 31, 2012, 2011 and 2010, no impairment indicators arose and no goodwill impairments were recognized for ARP by the Partnership. At December 31, 2012, due to the recent date of the Cardinal Acquisition, APL completed a qualitative test of its recorded goodwill and there was no indication of impairment. Thus, no quantitative analysis was performed for the year ended December 31, 2012. No goodwill impairments charges were recognized for APL for the years ended December 31, 2012, 2011 and 2010.

Capital Leases

Leased property and equipment meeting capital lease criteria are capitalized based on the minimum payments required under the lease and are included within property, plant and equipment on the Partnership’s consolidated balance sheets. Obligations under capital leases are accounted for as current and noncurrent liabilities and are included within debt on the Partnership’s consolidated balance sheets. Amortization is calculated on a straight-line method based upon the estimated useful lives of the assets (see Note 10).

Derivative Instruments

ARP and APL enter into certain financial contracts to manage their exposure to movement in commodity prices and interest rates (see Note 11). The derivative instruments recorded in the consolidated balance sheets were measured as either an asset or liability at fair value. Changes in ARP’s and APL’s derivative instrument’s fair value are recognized currently in the Partnership’s consolidated combined statements of operations unless specific hedge accounting criteria are met.

Asset Retirement Obligations

ARP recognizes an estimated liability for the plugging and abandonment of its gas and oil wells and related facilities (see Note 9). ARP also recognizes a liability for its future asset retirement obligations in the current period if a reasonable estimate of the fair value of that liability can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Partnership and its subsidiaries also consider the estimated salvage value in the calculation of depreciation, depletion and amortization.

Income Taxes

The Partnership is not subject to U.S. federal and most state income taxes. The partners of the Partnership are liable for income tax in regard to their distributive share of the Partnership’s taxable income. Such taxable income may vary substantially from net income (loss) reported in the accompanying consolidated combined financial statements.

The Partnership evaluates tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns and disallows the recognition of tax positions not deemed to meet a “more-likely-than-not” threshold of being sustained by the applicable tax authority. The Partnership’s management does not believe it has any tax positions taken within its consolidated combined financial statements that would not meet this threshold. The Partnership’s policy is to reflect interest and penalties related to uncertain tax positions, when and if they become applicable. However, the Partnership has not recognized any potential interest or penalties in its consolidated combined financial statements as of December 31, 2012, 2011 and 2010.

The Partnership files Partnership Returns of Income in the U.S. and various state jurisdictions. With few exceptions, the Partnership is no longer subject to income tax examinations by major tax authorities for years prior to 2009. The Partnership is not currently being examined by any jurisdiction and is not aware of any potential examinations as of December 31, 2012 except for: 1) an ongoing examination by the Texas Comptroller of Public Accounts related to APL’s Texas Franchise Tax for franchise report years 2008 through 2011 and 2) an examination by the IRS related to one of APL’s corporate subsidiaries’ Federal Corporate Return for the period ended December 31, 2011.

Certain corporate subsidiaries of the Partnership are subject to federal and state income tax. With the exception of a corporate subsidiary acquired by APL through the Cardinal Acquisition (see Note 4), the federal and state income taxes related to the Partnership and these corporate subsidiaries were immaterial to the consolidated combined financial statements and are recorded in pre-tax income on a current basis only. Accordingly, no federal or state deferred income tax has been provided for these corporate subsidiaries in the accompanying consolidated combined financial statements. APL’s corporate subsidiary accounts for income taxes under the asset and liability method. Deferred income taxes are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of any tax rate change on deferred taxes is recognized in the period that includes the enactment date of the tax rate change. Realization of deferred tax assets is assessed and, if not more likely than not, a valuation allowance is recorded to write down the deferred tax assets to their net realizable value. The effective tax rate differs from the statutory rate due primarily to APL earnings that are generally not subject to federal and state income taxes at the APL level (see Note 13).

Stock-Based Compensation

The Partnership recognizes all share-based payments to employees, including grants of employee stock options, in the consolidated combined financial statements based on their fair values (see Note 18).

Net Income (Loss) Per Common Unit

Basic net income (loss) attributable to common limited partners per unit is computed by dividing net income (loss) attributable to common limited partners, which is determined after the deduction of net income attributable to participating securities, if applicable, by the weighted average number of common limited partner units outstanding during the period.

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per unit pursuant to the two-class method. The Partnership’s phantom unit awards, which consist of common units issuable under the terms of its long-term incentive plans and incentive compensation agreements (see Note 18), contain non-forfeitable rights to distribution equivalents of the Partnership. The participation rights result in a non-contingent transfer of value each time the Partnership declares a distribution or distribution equivalent right during the award’s vesting period. However, unless the contractual terms of the participating securities require the holders to share in the losses of the entity, net loss is not allocated to the participating securities. As such, the net income utilized in the calculation of net income (loss) per unit must be after the allocation of only net income to the phantom units on a pro-rata basis.

The following is a reconciliation of net income (loss) from continuing operations and net income (loss) from discontinued operations allocated to the common limited partners for purposes of calculating net income (loss) attributable to common limited partners per unit (in thousands, except unit data):

	Years Ended December 31,
	2012	2011	2010
Continuing operations:
Net income (loss)	$(16,881)	$307,427	$(24,644)
(Income) loss attributable to non-controlling interests	(35,532)	(257,714)	35,463
Income not attributable to common limited partners (results of operations of the Transferred Business as of and prior to February 17, 2011, the date of acquisition (see Note 2))	—	(4,711)	(22,813)

Net income (loss) attributable to common limited partners	(52,413)	45,002	(11,994)
Less: Net income attributable to participating securities – phantom units(1)	—	(1,243)	—

Net income (loss) utilized in the calculation of net income (loss) from continuing operations attributable to common limited partners per unit	$(52,413)	$43,759	$(11,994)

Discontinued operations:
Net income (loss)	$—	$(81)	$321,155
(Income) loss attributable to non-controlling interests	—	71	(281,227)

Net income (loss) utilized in the calculation of net income from discontinued operations attributable to common limited partners per unit	$—	$(10)	$39,928

(1)

Net income attributable to common limited partners’ ownership interests is allocated to the phantom units on a pro-rata basis (weighted average phantom units outstanding as a percentage of the sum of the weighted average phantom units and common limited partner units outstanding). For the years ended December 31, 2012 and 2010 net loss attributable to common limited partners’ ownership interest is not allocated to approximately 2,058,000 and 130,000 phantom units, respectively, because the contractual terms of the phantom units as participating securities do not require the holders to share in the losses of the entity.

Diluted net income (loss) attributable to common limited partners per unit is calculated by dividing net income (loss) attributable to common limited partners, less income allocable to participating securities, by the sum of the weighted average number of common limited partner units outstanding and the dilutive effect of unit option awards, as calculated by the treasury stock method. Unit options consist of common units issuable upon payment of an exercise price by the participant under the terms of the Partnership’s long-term incentive plans (see Note 18).

The following table sets forth the reconciliation of the Partnership’s weighted average number of common limited partner units used to compute basic net income (loss) attributable to common limited partners per unit with those used to compute diluted net income (loss) attributable to common limited partners per unit (in thousands):

	Years Ended December 31,
	2012	2011	2010
Weighted average number of common limited partners per unit – basic	51,327	48,235	27,718

Add effect of dilutive incentive awards(1)	—	1,441	—

Weighted average number of common limited partners per unit – diluted	51,327	49,676	27,718

(1)

For the years ended December 31, 2012 and 2010, approximately 2,867,000 units and 180,000 units, respectively, were excluded from the computation of diluted earnings attributable to common limited partners per unit because the inclusion of such units would have been anti-dilutive.

Environmental Matters

The Partnership and its subsidiaries are subject to various federal, state and local laws and regulations relating to the protection of the environment. Management has established procedures for the ongoing evaluation of the Partnership’s and its subsidiaries’ operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. The Partnership and its subsidiaries maintain insurance which may cover in whole or in part certain environmental expenditures. During the year ended December 31, 2012, one of the Partnership’s subsidiaries entered into two agreements with the United States Environmental Protection Agency (the “EPA”) to settle alleged violations (see Note 15). The Partnership and its subsidiaries had no environmental matters requiring specific disclosure or requiring the recognition of a liability for the year ended December 31, 2011.

Concentration of Credit Risk

Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. The Partnership and its subsidiaries place its temporary cash investments in high-quality short-term money market instruments and deposits with high-quality financial institutions and brokerage firms. At December 31, 2012 and 2011, the Partnership and its subsidiaries had $51.4 million and $88.0 million, respectively, in deposits at various banks, of which $48.8 million and $82.1 million, respectively, were over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments to date.

ARP and APL sell natural gas, NGLs and condensate under contract to various purchasers in the normal course of business. For the year ended December 31, 2012, ARP had two customers that individually accounted for approximately 43% and 11%, respectively, of its natural gas and oil consolidated combined revenues, excluding the impact of all financial derivative activity. For the year ended December 31, 2011, ARP had three customers that individually accounted for approximately 17%, 14% and 10% respectively, of its natural gas and oil consolidated combined revenues, excluding the impact of all financial derivative activity. For the year ended December 31, 2010, ARP had four customers that individually accounted for approximately 13%, 12%, 12% and 11%, of its natural gas and oil consolidated combined revenues, excluding the impact of all financial derivative activity.

For the year ended December 31, 2012, APL had two customers that individually accounted for approximately 48% and 15% of its consolidated total third-party revenues, respectively, excluding the impact of all financial derivative activity. For the year ended December 31, 2011, APL had two customers that individually accounted for approximately 60% and 16% of its consolidated total third-party revenues, excluding the impact of all financial derivative activity. For the year ended December 31, 2010, APL had two customers that individually accounted for approximately 58% and 17% of its consolidated total third-party revenues, excluding the impact of all financial derivative activity. Additionally, APL had two customers that individually accounted for 45% and 14%, respectively, of its accounts receivable at December 31, 2012, and two customers that individually accounted for 56% and 15%, respectively, of its accounts receivable at December 31, 2011.

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

ARP generally sells natural gas, crude oil and NGLs at prevailing market prices. Typically, ARP’s sales contracts are based on pricing provisions that are tied to a market index, with certain fixed adjustments based on proximity to gathering and transmission lines and the quality of its natural gas. Generally, the market index is fixed 2 business days prior to the commencement of the production month. Revenue and the related accounts receivable are recognized when produced quantities are delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured and the sales price is fixed or determinable. Revenues from the production of natural gas and crude oil and NGLs, in which ARP has an interest with other producers, are recognized on the basis of its percentage ownership of the working interest and/or overriding royalty.

Atlas Pipeline. APL’s revenue primarily consists of the sale of natural gas and NGLs, along with the fees earned from its gathering, processing, treating and transportation operations. Under certain agreements, APL purchases natural gas from producers, moves it into receipt points on its pipeline systems and then sells the natural gas, or produced NGLs, if any, at delivery points on its systems. Under other agreements, APL gathers natural gas across its systems, from receipt to delivery point, without taking title to the natural gas. Revenue associated with the physical sale of natural gas and NGLs is recognized upon physical delivery. In connection with its gathering, processing and transportation operations, APL enters into the following types of contractual relationships with its producers and shippers:

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

ARP and APL accrue unbilled revenue due to timing differences between the delivery of natural gas, NGLs, crude oil and condensate and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from ARP’s and APL’s records and management estimates of the related commodity sales and transportation and compression fees which are, in turn, based upon applicable product prices (see “Use of Estimates” accounting policy for further description). ARP and APL had unbilled revenues at December 31, 2012 and 2011 of $134.2 million and $81.2 million, respectively, which were included in accounts receivable within the Partnership’s consolidated balance sheets.

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

Recently Adopted Accounting Standards

In January 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“Update 2013-01”). Update 2013-1 clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification (“Codification”) or subject to a master netting arrangement or similar agreement. Entities are required to implement the amendments for interim and annual reporting periods beginning after January 1, 2013 and such amendments shall be applied retrospectively for any period presented that begins before the date of initial application. The Partnership adopted the requirements of Update 2013-01 on December 31, 2012, and it did not have a material impact on its financial position, results of operations or related disclosures.

In August 2012, the FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update) (“Update 2012-03”). Update 2012-03 codified amendments and corrections to the ASC for various Securities and Exchange Commission (“SEC”) paragraphs pursuant or related to 1) the issuance of Staff Accounting Bulletin (“SAB”) 114; 2) the SEC’s Final Rule, Technical Amendments to Commission Rules and Forms Related to the FASB’s Accounting Standards Codification, Release No. 3350-9250, 34-65052, and IC-29748 August 8, 2011; 3) ASU 2010-22, Accounting for Various Topics – Technical Corrections to SEC Paragraphs (SEC Update); and 4) other various status sections. The Partnership adopted the requirements of Update 2012-03 on September 30, 2012, and it did not have a material impact on its financial position, results of operations or related disclosures.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“Update 2011-12”). The amendments in this update effectively defer the implementation of the changes made in Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“Update 2011-05”), related to the presentation of reclassification adjustments out of accumulated other comprehensive income. Under Update 2011-05 which was issued by the FASB in June 2011, entities are provided the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Under each methodology, an entity is required to present each component of net income along with a total net income, each component of other comprehensive income and a total amount for comprehensive income. Update 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. As a result of Update 2011-12, entities are required to disclose reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to Update 2011-05. All other requirements in Update 2011-05 are not affected by Update 2011-12. These requirements are effective for interim and annual reporting periods beginning after December 15, 2011. Accordingly, entities are not required to comply with presentation requirements of Update 2011-05 related to the disclosure of reclassifications out of accumulated other comprehensive income. The Partnership included consolidated combined statements of comprehensive income (loss) within its March 31, 2012 Form 10-Q upon the adoption of these ASUs on January 1, 2012. The adoption had no material impact on the Partnership’s financial condition or results of operations.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosure about Offsetting Assets and Liabilities (“Update 2011-11”). The amendments in this update require an entity to disclose both gross and net information about both financial and derivative instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. An entity shall disclose at the end of a reporting period certain quantitative information separately for assets and liabilities that are within the scope of Update 2011-11, as well as provide a description of the rights of setoff associated with an entity’s recognized assets and recognized liabilities subject to an enforceable master netting arrangement or similar agreement. Entities are required to implement the amendments for interim and annual reporting periods beginning after January 1, 2013 and such amendments shall be applied retrospectively for any period presented that begins before the date of initial application. The Partnership has elected to early adopt these requirements and updated its disclosures to meet these requirements effective January 1, 2012 (see Note 11). The adoption had no material impact on the Partnership’s financial position or results of operations.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“Update 2011-08”). The amendments in Update 2011-08 allow an entity to first assess qualitative factors in determining the necessity of performing the two-step quantitative goodwill impairment test. If, after assessing qualitative factors, an entity determines it is not likely that the fair value of a reporting unit is less than its carrying amount, performing the two-step impairment test is unnecessary. Under the amendments in Update 2011-08, an entity has the option to bypass the qualitative assessment and proceed directly to performing the first step of the two-step impairment test. The amendments are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Partnership adopted the amendments of Update 2011-08 upon its effective date of January 1, 2012. The adoption had no material impact on the Partnership’s financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“Update 2011-04”). The amendments in Update 2011-04 revise the wording used to describe many of the requirements for measuring fair value and for disclosing information about fair value measurements in U.S. GAAP. For many of the amendments, the guidance is not necessarily intended to result in a change in the application of the requirements in Topic 820; rather it is intended to clarify the intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. As a result, Update 2011-04 aims to provide common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. These requirements are effective for interim and annual reporting periods beginning after December 15, 2011. The Partnership updated its disclosures to meet these requirements upon the adoption of Update 2011-04 on January 1, 2012 (see Note 12). The adoption had no material impact on the Partnership’s financial position or results of operations.

Recently Issued Accounting Standards

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220) (“Update 2013-02”). Update 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income if the amount reclassified to net income in its entirety is in the same reporting period as incurred. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to reference to other disclosures that provide additional detail about those amounts. Entities are required to implement the amendments prospectively for reporting periods beginning after December 15, 2012, with early adoption being permitted. The Partnership will apply the requirements of Update 2013-02 upon its effective date of January 1, 2013, and it does not anticipate it having a material impact on its financial position, results of operations or related disclosures.

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite – Lived Intangible Assets for Impairment (“Update 2012-02”). The amendments in Update 2012-02 allow an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. The “more likely than not” threshold is defined as having a likelihood of more than 50 percent. If, after assessing qualitative factors, an entity determines it is not likely that the indefinite-lived intangible asset is impaired, then no further action is required. If impairment is deemed more likely than not, the entity is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount of the asset. Additionally, under the amendments in Update 2012-02, an entity has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption being permitted. The Partnership will apply the requirements of Update 2012-02 upon its effective date of January 1, 2013, and it does not anticipate it having a material impact on its financial position, results of operations or related disclosures.

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

For the assets acquired and liabilities assumed, the Partnership issued approximately 23.4 million of its common limited partner units and paid $30.0 million in cash consideration. Based on the Partnership’s February 17, 2011 common unit closing price of $15.92, the common units issued to AEI were valued at approximately $372.2 million. Concurrent with the Partnership’s acquisition of the Transferred Business, AEI was sold to Chevron Corporation (NYSE: CVX) (“Chevron”). In connection with the transaction, the Partnership received $118.7 million with respect to a contractual cash transaction adjustment from AEI related to certain exploration and production liabilities assumed by the Partnership. Including the cash transaction adjustment, the net book value of the Transferred Business was approximately $522.9 million. Certain amounts included within the contractual cash transaction adjustment were subject to a reconciliation period with Chevron following the consummation of the transaction. Liabilities related to the cash transaction adjustment were assumed by ARP on March 5, 2012, as certain amounts included within the contractual cash transaction adjustment remained in dispute between the parties. During the year ended December 31, 2012, ARP recognized a $7.7 million charge on the Partnership’s consolidated combined statement of operations regarding its reconciliation process with Chevron, which was settled in October 2012.

Concurrent with the Partnership’s acquisition of the Transferred Business on February 17, 2011, including assets and liabilities transferred to ARP on March 5, 2012, AEI completed its merger with Chevron, whereby AEI became a wholly owned subsidiary of Chevron. Also concurrent with the Partnership’s acquisition of the Transferred Business and immediately preceding AEI’s merger with Chevron, APL completed its sale to AEI of its 49% non-controlling interest in Laurel Mountain Midstream, LLC (“Laurel Mountain”; see Note 5). APL received $409.5 million in cash, including adjustments based on certain capital contributions APL made to and distributions it received from the Laurel Mountain joint venture after January 1, 2011. APL retained the preferred distribution rights under the limited liability company agreement of the Laurel Mountain joint venture entitling APL to receive all payments made under the note receivable issued to Laurel Mountain by Williams Laurel Mountain, LLC in connection with the formation of the Laurel Mountain joint venture.

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

NOTE 4 – ACQUISITIONS

ARP’s DTE Acquisition

On December 20, 2012, ARP completed the acquisition of DTE Gas Resources, LLC from DTE Energy Company (NYSE: DTE; “DTE”) for $257.4 million, subject to certain post-closing adjustments (the “DTE Acquisition”). In connection with entering into a purchase agreement related to the DTE Acquisition, ARP issued approximately 7.9 million of its common limited partner units through a public offering in November 2012 for $174.5 million, which was used to partially repay amounts outstanding under its revolving credit facility prior to closing (see Note 16). The cash paid at closing was funded through $179.8 million of borrowings under ARP’s revolving credit facility and $77.6 million through borrowings under ARP’s term loan credit facility (see Note 10).

ARP accounted for this transaction under the acquisition method of accounting. Accordingly, ARP evaluated the identifiable assets acquired and liabilities assumed at their respective acquisition date fair values (see Note 12). In conjunction with the issuance of common units associated with the acquisition, ARP recorded $0.2 million of transaction fees which were included within non-controlling interests for the year ended December 31, 2012 on the Partnership’s consolidated balance sheets. All other costs associated with the acquisition of assets were expensed as incurred. Due to the recent date of the acquisition, the accounting for the business combination is based upon preliminary data that remains subject to adjustment and could further change as ARP continues to evaluate the facts and circumstances that existed as of the acquisition date.

The following table presents the preliminary values assigned to the assets acquired and liabilities assumed in the acquisition, based on their estimated fair values at the date of the acquisition (in thousands):

Assets:
Accounts receivable	$10,721
Prepaid expenses and other	2,415

Total current assets	13,136

Property, plant and equipment	261,023
Other assets, net	273

Total assets acquired	$274,432

Liabilities:
Accounts payable	$5,904
Accrued liabilities	2,910

Total current liabilities	8,814

Asset retirement obligation and other	8,169

Total liabilities assumed	16,983

Net assets acquired	$257,449

ARP’s Titan Acquisition

On July 25, 2012, ARP completed the acquisition of Titan Operating, L.L.C. (“Titan”) in exchange for 3.8 million common units and 3.8 million newly-created convertible Class B preferred units (which had an estimated collective value of $193.2 million, based upon the closing price of ARP’s publicly traded units as of the acquisition closing date), as well as $15.4 million in cash for closing adjustments (see Note 16). The cash paid at closing was funded through borrowings under ARP’s credit facility. The common units and preferred units were issued and sold in a private transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) (see Note 16). The Partnership accounted for the issuance of ARP’s common and preferred limited partner units in exchange for the Titan assets acquired as a non-cash item in its consolidated combined statement of cash flows for the year ended December 31, 2012.

ARP accounted for this transaction under the acquisition method of accounting. Accordingly, ARP evaluated the identifiable assets acquired and liabilities assumed at their respective acquisition date fair values (see Note 12). In conjunction with its issuance of common and preferred limited partner units associated with the acquisition, ARP recorded $3.5 million of transaction fees, which were included within non-controlling interests for the year ended December 31, 2012 on the Partnership’s consolidated balance sheets. All other costs associated with the acquisition of assets were expensed as incurred.

The following table presents the values assigned to the assets acquired and liabilities assumed in the acquisition, based on their estimated fair values at the date of the acquisition (in thousands):

Assets:
Cash and cash equivalents	$372
Accounts receivable	5,253
Prepaid expenses and other	131

Total current assets	5,756

Natural gas and oil properties	208,491
Other assets, net	2,344

Total assets acquired	$216,591

Liabilities:
Accounts payable	$676
Revenue distribution payable	3,091
Accrued liabilities	1,816

Total current liabilities	5,583

Asset retirement obligation and other	2,418

Total liabilities assumed	8,001

Net assets acquired	$208,590

ARP’s Carrizo Acquisition

On April 30, 2012, ARP completed the acquisition of certain oil and natural gas assets from Carrizo Oil and Gas, Inc. (NASDAQ: CRZO; “Carrizo”) for approximately $187.0 million in cash. The purchase price was funded through borrowings under ARP’s credit facility and $119.5 million of net proceeds from the sale of 6.0 million of its common units at a negotiated purchase price per unit of $20.00, of which $5.0 million was purchased by certain executives of the Partnership. The common units were issued in a private transaction exempt from registration under Section 4(2) of the Securities Act (see Note 16).

ARP accounted for this transaction under the acquisition method of accounting. Accordingly, ARP evaluated the identifiable assets acquired and liabilities assumed at their respective acquisition date fair values (see Note 12). In conjunction with the issuance of ARP’s common limited partner units associated with the acquisition, ARP recorded $1.2 million of transaction fees which were included within non-controlling interests for the year ended December 31, 2012 on the Partnership’s consolidated balance sheet. All other costs associated with ARP’s acquisition of assets were expensed as incurred.

The following table presents the values assigned to the assets acquired and liabilities assumed in the acquisition, based on their estimated fair values at the date of the acquisition (in thousands):

Assets:
Natural gas and oil properties	$190,946

Liabilities:
Asset retirement obligation	3,903

Net assets acquired	$187,043

Due to the commingled nature of ARP’s acquisitions in the Fort Worth basin, it was impractical to provide separate financial information for each of ARP’s acquisitions subsequent to their respective dates of acquisition included within the Partnership’s consolidated combined statements of operations for the year ended December 31, 2012. Subsequent to their respective dates of acquisition and combined with the effect of ARP’s additional capital expenditures incurred, the DTE, Titan and Carrizo acquisitions had combined revenues of $32.1 million and net loss of $9.4 million for the year ended December 31, 2012.

APL’s Cardinal Acquisition

On December 20, 2012, APL completed the Cardinal Acquisition for $598.5 million in cash, including preliminary purchase price adjustments. The assets of these companies include gas gathering, processing and treating facilities in Arkansas, Louisiana, Oklahoma and Texas. APL funded the purchase price for the Cardinal Acquisition in part from the private placement of $175.0 million of its 6.625% senior unsecured notes due 2020 (“6.625% APL Senior Notes”) at a premium of 3.0%, for net proceeds of $176.5 million (see Note 10); and from the sale of 10,507,033 APL common limited partner units in a public offering at a negotiated purchase price of $31.00 per unit, generating net proceeds of approximately $319.3 million, including the Partnership’s contribution of $6.7 million to maintain its 2.0% general partner interest in APL (see Note 16). APL funded the remaining purchase price from its senior secured revolving credit facility (see Note 10). In connection with the Cardinal Acquisition, APL placed $25.0 million of the purchase price into an escrow account, which was included within prepaid expenses and other with a corresponding amount in accrued liabilities on the Partnership’s consolidated balance sheet at December 31, 2012. The amounts in escrow related to certain closing conditions.

APL accounted for this transaction under the acquisition method of accounting. Accordingly, APL evaluated the identifiable assets acquired and liabilities assumed at their respective acquisition date fair values (see Note 12). In conjunction with the issuance of APL’s common limited partner units associated with the acquisition, APL recorded $12.2 million of transaction fees which were included in the $319.3 million net proceeds recorded to non-controlling interests on the Partnership’s consolidated balance sheet. All other costs associated with the acquisition of assets were expensed as incurred. Due to the recent date of the acquisition, the accounting for the business combination is based upon preliminary data that remains subject to adjustment and could further change as APL continues to evaluate the facts and circumstances that existed as of the acquisition date.

The following table presents the preliminary values assigned to the assets acquired and liabilities assumed in the Cardinal Acquisition, based on their estimated fair values at the date of the acquisition, including the 40% non-controlling interest of Centrahoma held by MarkWest (in thousands):

Assets:
Cash	$3,246
Accounts receivable	19,618
Prepaid expenses and other	1,377

Total current assets	24,241

Property, plant and equipment	295,855
Intangible assets – contracts	107,530
Goodwill	310,904

Total assets acquired	$738,530

Liabilities:
Current portion of long-term debt	341
Accounts payable and accrued liabilities	16,496

Total current liabilities	16,837

Deferred tax liability, net	30,082
Long-term debt, less current portion	604

Total liabilities assumed	47,523

Non-controlling interest	89,310

Net assets acquired	601,697
Less cash received	(3,246)

Net cash paid for acquisition	$598,451

The fair value of MarkWest’s 40% non-controlling interest in Centrahoma was determined based upon the purchase price allocated to the 60% controlling interest APL acquired.

Revenues and net income of $8.5 million and $1.0 million, respectively, have been included in the Partnership’s consolidated combined financial statements related to the Cardinal Acquisition for the year ended December 31, 2012.

The following data presents pro forma revenues, net income (loss) and basic and diluted net income (loss) per unit for the Partnership as if the DTE, Cardinal, Titan and Carrizo acquisitions, including the borrowings under the respective revolving credit facilities, issuances of common and preferred units and net proceeds from APL’s 6.625% Senior Notes, had occurred on January 1, 2011. The Partnership prepared these pro forma unaudited financial results for comparative purposes only; they may not be indicative of the results that would have occurred if the acquisitions had occurred on January 1, 2011 or the results that will be attained in future periods (in thousands, except per unit data; unaudited):

	Years Ended December 31,
	2012	2011
Total revenues and other	$1,842,897	$1,933,768
Income (loss) from continuing operations	(31,865)	76,567
Net loss attributable to common limited partners	(54,938)	(173,575)
Net loss attributable to common limited partners per unit:
Basic	$(1.07)	$(3.60)
Diluted	$(1.07)	$(3.60)

ARP’s Equal Acquisition

In April 2012, ARP acquired a 50% interest in approximately 14,500 net undeveloped acres in the oil and NGL area of the Mississippi Lime play in northwestern Oklahoma for $18.0 million from subsidiaries of Equal Energy, Ltd. (“Equal”) (NYSE: EQU; TSX: EQU). The transaction was funded through borrowings under ARP’s revolving credit facility. Concurrent with the purchase of acreage, ARP and Equal entered into a participation and development agreement for future drilling in the Mississippi Lime play. ARP served as the drilling and completion operator, while Equal undertook production operations, including water disposal. In September 2012, ARP acquired Equal’s remaining 50% interest in the undeveloped acres, as well as approximately 8 MMcfed of net production in the Mississippi Lime region and salt water disposal infrastructure for $41.3 million, including $1.3 million related to certain post-closing adjustments. Both transactions were funded through borrowings under ARP’s revolving credit facility. As a result of ARP’s acquisition of Equal’s remaining interest in the undeveloped acres, the existing joint venture agreement between ARP and Equal in the Mississippi Lime position was terminated and all infrastructure associated with the assets, principally the salt water disposal system, is operated by ARP.

NOTE 5 – APL EQUITY METHOD INVESTMENTS

West Texas LPG Pipeline Limited Partnership

On May 11, 2011, APL acquired a 20% interest in West Texas LPG Pipeline Limited Partnership (“West Texas LPG”) from Buckeye Partners, L.P. (NYSE: BPL) for $85.0 million. West Texas LPG owns a common-carrier pipeline system that transports NGLs from New Mexico and Texas to Mont Belvieu, Texas for fractionation. West Texas LPG is operated by Chevron Pipeline Company, a subsidiary of Chevron, which owns the remaining 80% interest. The Partnership recognizes APL’s 20% interest in West Texas LPG as an investment in joint venture on its consolidated balance sheets. At the acquisition date, the carrying value of the 20% interest in West Texas LPG exceeded APL’s share of the underlying net assets of West Texas LPG by approximately $49.9 million, which related to the fair value of the property, plant and equipment in excess of book value. This excess will be depreciated over approximately 38 years. APL has accounted for its ownership interest in West Texas LPG under the equity method of accounting, with recognition of its ownership interest in the income of West Texas LPG in other, net on the Partnership’s consolidated combined statements of operations. APL incurred costs of $0.6 million during year ended December 31, 2011, related to the acquisition of West Texas LPG, which are reported in general and administrative expenses on the Partnership’s consolidated statements of operations. During the year ended December 31, 2012 and 2011, APL recognized $6.3 million and $4.6 million, respectively, of equity income within other, net on the Partnership’s consolidated combined statements of operations related to APL’s West Texas LPG interest. APL’s equity method investments are subject to impairment evaluation. APL evaluated its investment in West Texas LPG as of December 31, 2012 and determined there was no impairment of the investment.

Laurel Mountain

On February 17, 2011, APL completed the sale of its 49% non-controlling interest in the Laurel Mountain joint venture to AEI (see Note 3). The Laurel Mountain joint venture was formed in May 2009 by APL and subsidiaries of the Williams Companies, Inc. (NYSE: WMB; “Williams”) to own and operate APL’s Appalachian Basin natural gas gathering system. APL used the proceeds from the sale to repay its indebtedness and for general corporate purposes. APL also retained its preferred distribution rights with respect to a remaining $8.5 million note receivable due from Williams, an investment grade rated entity, related to the formation of Laurel Mountain, including interest due on this note. APL accounted for its ownership of Laurel Mountain as an equity investment included within investment in joint venture on the Partnership’s consolidated balance sheet at fair value, based upon the value received for the 51% contributed to the Laurel Mountain joint venture during the year ended December 31, 2009. APL accounted for its ownership interest in the income of Laurel Mountain as other, net on the Partnership’s consolidated combined statements of operations. Since APL accounted for its ownership as an equity investment, it did not reclassify the earnings or the gain on sale related to Laurel Mountain to discontinued operations upon the sale of its ownership interest. The Partnership recognized a gain of $256.3 million and a loss of $2.2 million during the year ended December 31, 2011 and 2010, respectively, which are included in gain (loss) on asset sales and disposal within the Partnership’s consolidated combined statements of operations. The Partnership also reclassified the $8.5 million note receivable previously recorded to investment in joint venture to prepaid expenses and other on the Partnership’s consolidated balance sheets. In December 2011, Williams made a cash payment to APL to settle the remaining $8.5 million balance on the note receivable plus accrued interest of $0.2 million.

The following table summarizes the components of equity income within other, net on the Partnership’s consolidated combined statements of operations (in thousands):

	Years Ended December 31,
	2012	2011	2010
Equity income in Laurel Mountain	$—	$462	$4,920
Equity income in WTLPG	6,323	4,563	—

Equity income in joint ventures	$6,323	$5,025	$4,920

NOTE 6 – DISCONTINUED OPERATIONS

On September 16, 2010, APL completed the sale of its Elk City natural gas gathering systems and the related processing and treating facilities to Enbridge Energy Partners, L.P. (NYSE: EEP) for $682.0 million in cash, excluding any working capital or other adjustments. APL used the net proceeds from the transaction to terminate its term loan and reduce borrowings under its revolving credit facility (see Note 10). The Partnership accounted for the sale of the Elk City system assets as discontinued operations within its consolidated combined financial statements and recorded a gain of $312.1 million, on the sale within gain from sale of discontinued operations on its consolidated combined statement of operations for the year ended December 31, 2010.

The following table summarizes the components included within income (loss) from discontinued operations on the Partnership’s consolidated combined statements of operations (in thousands):

	Years Ended December 31,
	2012	2011	2010
Total revenues	$—	$—	$129,908
Total costs and expenses	—	(81)	(120,855)

Income (loss) from discontinued operations	$—	$(81)	$9,053

Total income (loss) from discontinued operations	$—	$(81)	$9,053

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment at the dates indicated (in thousands):

			Estimated Useful Lives in Years
	December 31,
	2012	2011
Natural gas and oil properties:
Proved properties:
Leasehold interests	$244,476	$61,587
Pre-development costs	1,935	2,540
Wells and related equipment	1,222,475	828,780

Total proved properties	1,468,886	892,907
Unproved properties	292,053	43,253
Support equipment	13,110	9,413

Total natural gas and oil properties	1,774,049	945,573
Pipelines, processing and compression facilities	2,326,186	1,646,320	2 – 40
Rights of way	179,018	161,275	20 – 40
Land, buildings and improvements	25,609	23,416	3 – 40
Other	26,656	22,734	3 – 10

	4,331,518	2,799,318
Less – accumulated depreciation, depletion and amortization	(828,909)	(706,035)

	$3,502,609	$2,093,283

During the year ended December 31, 2012, ARP recognized a $7.0 million loss on asset disposal pertaining to its decision to terminate a farm-out agreement with a third party for well drilling in the South Knox area of the New Albany Shale that was originally entered into in 2010. The farm-out agreement contained certain well drilling targets for ARP to maintain ownership of the South Knox processing plant, which ARP’s management decided in 2012 to not achieve due to the then current natural gas price environment. As a result, ARP forfeited its interest in the processing plant and related properties and recorded a loss related to the net book values of those assets during the year ended December 31, 2012.

During the year ended December 31, 2012, ARP recognized $9.5 million of asset impairment related to its gas and oil properties within property, plant and equipment, net on the Partnership’s consolidated balance sheet for ARP’s shallow natural gas wells in the Antrim and Niobrara Shales. During the year ended December 31, 2011, ARP recognized $7.0 million of asset impairment related to its gas and oil properties within property, plant and equipment, net on the Partnership’s consolidated balance sheet for ARP’s shallow natural gas wells in the Niobrara Shale. During the year ended December 31, 2010, ARP recognized $50.7 million of asset impairment related to gas and oil properties within property, plant and equipment, net on the Partnership’s consolidated balance sheet for its shallow natural gas wells in Chattanooga and Upper Devonian Shales. These impairments related to the carrying amount of gas and oil properties being in excess of ARP’s estimate of their fair value at December 31, 2012, 2011 and 2010. The estimate of fair value of these gas and oil properties was impacted by, among other factors, the deterioration of natural gas prices at the date of measurement.

NOTE 8 – OTHER ASSETS

The following is a summary of other assets at the dates indicated (in thousands):

	December 31,
	2012	2011
Deferred financing costs, net of accumulated amortization of $26,053 and $19,331 at December 31, 2012 and 2011, respectively	$45,629	$23,426
Investment in Lightfoot	19,882	19,514
Security deposits	2,390	4,584
Other	3,101	673

	$71,002	$48,197

Deferred finance costs are recorded at cost and amortized over the term of the respective debt agreements (see Note 10). Amortization expense of deferred finance costs was $6.7 million, $5.1 million and $10.6 million for the years ended December 31, 2012, 2011 and 2010, respectively, which is recorded within interest expense on the Partnership’s consolidated combined statements of operations. In April 2011, APL recognized $5.2 million of accelerated amortization of deferred financing costs associated with the retirement of its 8.125% senior unsecured notes due on December 15, 2015 (“APL 8.125% Senior Notes”) and partial redemption of its 8.75% senior unsecured notes due on June 15, 2018 (“APL 8.75% Senior Notes”), which was recorded within loss on early extinguishment of debt on the Partnership’s consolidated combined statements of operations. In March 2011, the Partnership recognized an additional $4.9 million of accelerated amortization of its deferred financing costs associated with the retirement of its $70.0 million credit facility, which was recorded within interest expense on the Partnership’s consolidated combined statements of operations. In September 2010, APL recorded $4.4 million of accelerated amortization of deferred financing costs associated with the retirement of its term loan with the proceeds from the sale of its Elk City system (see Note 6), which was included within loss on early extinguishment of debt on the Partnership’s consolidated combined statement of operations. There was no accelerated amortization of deferred financing costs during the year ended December 31, 2012.

At December 31, 2012, the Partnership owns an approximate 12% interest in Lightfoot LP and an approximate 16% interest in Lightfoot GP, the general partner of Lightfoot LP, an entity for which Jonathan Cohen, Executive Chairman of the General Partner’s board of directors, is the Chairman of the Board. Lightfoot LP focuses its investments primarily on incubating new master limited partnerships and providing capital to existing MLPs in need of additional equity or structured debt. The Partnership accounts for its investment in Lightfoot under the equity method of accounting. During the years ended December 31, 2012, 2011 and 2010, the Partnership recorded equity income of $1.5 million, $16.6 million, and $2.1 million, respectively, within other, net on the Partnership’s consolidated combined statements of operations. During the year ended December 31, 2011, the Partnership recognized a gain associated with its equity ownership interest in Lightfoot of $15.0 million pertaining to its share of Lightfoot LP’s gain recognized on the sale of International Resource Partners LP (“IRP”), its metallurgical and steam coal business, in March 2011. During the years ended December 31, 2012, 2011 and 2010 the Partnership received net cash distributions of $0.9 million, $16.2 and $0.7, respectively. The net cash distributions received in 2011 included $14.2 million, representing its share of the cash distribution made to investors by Lightfoot LP with proceeds from the IRP sale.

NOTE 9 – ASSET RETIREMENT OBLIGATIONS

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

A reconciliation of ARP’s liability for well plugging and abandonment costs for the periods indicated is as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Asset retirement obligations, beginning of year	$45,779	$42,673	$36,599
Liabilities incurred	16,568	713	472
Liabilities settled	(546)	(209)	(373)
Accretion expense	2,993	2,602	2,205
Revisions	—	—	3,770

Asset retirement obligations, end of year	$64,794	$45,779	$42,673

The above accretion expense was included in depreciation, depletion and amortization in the Partnership’s consolidated combined statements of operations and the asset retirement obligation liabilities were included within asset retirement obligations and other in the Partnership’s consolidated balance sheets. During the year ended December 31, 2012, ARP incurred $15.6 million of future plugging and abandonment costs related to the acquisitions it consummated during the period (see Note 4).

NOTE 10 – DEBT

Total debt consists of the following at the dates indicated (in thousands):

	December 31,
	2012	2011
Revolving credit facility	$9,000	$—
ARP revolving credit facility	276,000	—
ARP term loan	75,425	—
APL revolving credit facility	293,000	142,000
APL 8.75 % Senior Notes – due 2018	370,184	370,983
APL 6.625 % Senior Notes – due 2020	505,231	—
APL capital leases	11,503	11,157

Total debt	1,540,343	524,140
Less current maturities	(10,835)	(2,085)

Total long-term debt	$1,529,508	$522,055

Partnership’s Credit Facility

In May 2012, the Partnership entered into a new credit facility with a syndicate of banks that matures in May 2016. The credit facility has maximum lender commitments of $50.0 million, and up to $5.0 million of the credit facility may be in the form of standby letters of credit. At December 31, 2012, $9.0 million was outstanding under the credit facility. The Partnership’s obligations under the credit facility are secured by substantially all of its assets, including its ownership interests in APL and ARP. Additionally, the Partnership’s obligations under the credit facility may be guaranteed by future subsidiaries. At the Partnership’s election, interest on borrowings under the credit facility is determined by either LIBOR plus an applicable margin of between 3.50% and 4.50% per annum or the base rate plus an applicable margin of between 2.50% and 3.50% per annum. The applicable margin will fluctuate based on the utilization of the facility. The Partnership is required to pay a fee between 0.5% and 0.625% per annum on the unused portion of the borrowing base, which is included within interest expense on the Partnership’s consolidated combined statement of operations. At December 31, 2012, the weighted average interest rate on outstanding credit facility borrowings was 3.7%.

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

The credit agreement also contains covenants that require the Partnership to maintain a ratio of Total Funded Debt (as defined in the credit agreement) to EBITDA (as defined in the credit agreement) not greater than 3.25 to 1.0 as of the last day of any fiscal quarter and a ratio of EBITDA to Consolidated Interest Expense (as defined in the credit agreement) not less than 2.75 to 1.0 as of the last day of any fiscal quarter. Based on the definitions contained in the Partnership’s credit facility, its ratio of Total Funded Debt to EBITDA was 0.0 to 1.0 and its ratio of EBITDA to Consolidated Interest Expense was 208.1 to 1.0 at December 31, 2012.

At December 31, 2012, the Partnership has not guaranteed any of ARP’s or APL’s debt obligations.

ARP’s Credit Facility and Term Loan

At December 31, 2012, ARP had a senior secured revolving credit facility with a syndicate of banks with a borrowing base of $410.0 million with $276.0 million outstanding as well as a term loan credit facility with borrowings of $75.4 million. Up to $20.0 million of the revolving credit facility may be in the form of standby letters of credit, of which $0.6 million was outstanding at December 31, 2012. On December 20, 2012, in connection with the completion of the DTE acquisition, ARP entered into an amendment to its revolving credit facility and a new term loan credit facility. The amendment to ARP’s revolving credit facility:

•	increased the borrowing base from $310.0 million to $410.0 million;

•

stated that borrowings under the revolving credit facility bear interest, at ARP’s election, are at either LIBOR plus an applicable margin between 2.00% and 3.25% per annum or the base rate (which is the higher of the bank’s prime rate, the Federal funds rate plus 0.5% or one-month LIBOR plus 1.00%) plus an applicable margin between 1.00% and 2.25% per annum;

•

revised the maturity date to be the earlier of March 22, 2016 or February 19, 2014 (the date that is 91 days before the May 19, 2014 maturity date of ARP’s term loan credit facility) if any portion of the term loan debt is outstanding on that date; and

•

amended the financial covenants to require that ARP’s ratio of Total Funded Debt (as defined in the credit agreement) to four quarters of EBITDA (as defined in the credit agreement) not be greater than 4.25 to 1.0 as of the last day of fiscal quarters ending on or before June 30, 2013, 4.00 to 1.0 as of September 30, 2013 and December 31, 2013, and 3.75 to 1.0 as of the last day of fiscal quarters ending after that date.

ARP’s $77.6 million term loan facility matures May 19, 2014, and contains terms substantially similar to its revolving credit facility except:

•	ARP’s obligations are secured by second lien mortgages on its oil and gas properties and security interest in substantially all of its assets, and guarantees by substantially all of its subsidiaries;

•	borrowings bear interest, at ARP’s option, at either the prime rate plus 6.5% or LIBOR plus 7.5%;

•	ARP will be required to prepay borrowings with 100% of the net proceeds from any senior notes offering, and 33% of the net proceeds from any equity offering; and

•

requires ARP to maintain a ratio of Total Funded Debt to EBITDA 0.50 higher than that required under its revolving credit facility, a ratio of EBITDA to Consolidated Interest Expense (as defined in the credit agreement) of not less than 2.25 to 1.0 as of the last day of any fiscal quarter, and a minimum asset coverage ratio (as defined in the credit agreement) of at least 1.5 to 1.0.

ARP borrowed $179.8 million under its revolving credit facility and $77.6 million under its term loan facility to partially fund the DTE Acquisition (see Note 4).

The revolving credit agreement contains customary covenants that limit ARP’s ability to incur additional indebtedness, grant liens, make loans or investments, make distributions if a borrowing base deficiency or default exists or would result from the distribution, merger or consolidation with other persons, or engage in certain asset dispositions including a sale of all or substantially all of its assets. ARP was in compliance with these covenants as of December 31, 2012. The credit agreement also requires ARP to maintain a ratio of Total Funded Debt (as defined in the credit agreement) to four quarters (actual or annualized, as applicable) of EBITDA (as defined in the credit agreement) not greater than 4.25 to 1.0 as of the last day of any fiscal quarter, a ratio of current assets (as defined in the credit agreement) to current liabilities (as defined in the credit agreement) of not less than 1.0 to 1.0 as of the last day of any fiscal quarter, and a ratio of four quarters (actual or annualized, as applicable) of EBITDA to Consolidated Interest Expense (as defined in the credit agreement) of not less than 2.5 to 1.0 as of the last day of any fiscal quarter. Based on the definitions contained in ARP’s credit facility, its ratio of current assets to current liabilities was 1.3 to 1.0, its ratio of Total Funded Debt to EBITDA was 2.9 to 1.0 and its ratio of EBITDA to Consolidated Interest Expense was 39.1 to 1.0 at December 31, 2012.

At December 31, 2012, the weighted average interest rate on outstanding credit facility borrowings was 2.8%, and the weighted average interest rate on outstanding term loan borrowings was 7.9%. There were no outstanding borrowings at December 31, 2011.

APL Credit Facility

At December 31, 2012, APL had a $600.0 million senior secured revolving credit facility with a syndicate of banks, which matures in May 2017, of which $293.0 million was outstanding. Borrowings under APL’s credit facility bear interest, at APL’s option, at either (i) the higher of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) three-month LIBOR plus 1.00%, or (ii) the LIBOR rate for the applicable period (each plus the applicable margin). The weighted average interest rate on APL’s outstanding revolving credit facility borrowings at December 31, 2012 was 2.6%. Up to $50.0 million of the credit facility may be utilized for letters of credit, of which $0.1 million was outstanding at December 31, 2012. These outstanding letter of credit amounts were not reflected as borrowings on the Partnership’s consolidated balance sheet at December 31, 2012. At December 31, 2012, APL had $306.9 million of remaining committed capacity under its credit facility, subject to covenant limitations. The Partnership has not guaranteed any of the obligations under APL’s senior secured revolving credit facility.

On May 31, 2012, APL entered into an amendment to its revolving credit facility agreement, which among other changes:

•	increased the revolving credit facility from $450.0 million to $600.0 million;

•	extended the maturity date from December 22, 2015 to May 31, 2017;

•	reduced the applicable margin used to determine interest rates by 0.50%;

•

revised the negative covenants to (i) permit investments in joint ventures equal to the greater of 20.0% of “Consolidated Net Tangible Assets” (as defined in APL’s credit agreement) or $340.0 million, provided APL is in compliance with the financial covenants and has a Minimum Liquidity (as defined in the credit agreement) of at least $50.0 million, and (ii) increased the general investment basket to 5.0% of “Consolidated Net Tangible Assets”;

•

revised the definition of “Consolidated EBITDA” (as defined in APL’s credit agreement), which is used to calculate financial covenant compliance, to permit APL to include estimated projected Consolidated EBITDA for the first 12 months following the commencement of commercial operations of a capital expansion project with a cost in excess of $20.0 million, net of actual Consolidated EBITDA attributable to such capital expansion project, provided, however, that the projected Consolidated EBITDA from any such projects, in the aggregate, may not be included to the extent such amounts exceed 15% of unadjusted Consolidated EBITDA; and

•	provided for the option of additional revolving credit commitments of up to $200.0 million, upon request by APL.

Borrowings under APL’s credit facility are secured by a lien on and security interest in all of APL’s property and that of its subsidiaries, except for the assets owned by the West OK, West TX and Centrahoma joint ventures and their respective subsidiaries; and by the guarantee of each of APL’s consolidated subsidiaries other than the joint venture companies. The revolving credit facility contains customary covenants, including requirements that APL maintain certain financial thresholds and restrictions on its ability to (i) incur additional indebtedness, (ii) make certain acquisitions, loans or investments, (iii) make distribution payments to its unitholders if an event of default exists, or (iv) enter into a merger or sale of assets, including the sale or transfer of interests in its subsidiaries. APL is also unable to borrow under its credit facility to pay distributions of available cash to unitholders because such borrowings would not constitute “working capital borrowings” pursuant to its partnership agreement.

The events which constitute an event of default for the revolving credit facility are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreement, adverse judgments against APL in excess of a specified amount and a change of control of APL’s general partner. APL was in compliance with these covenants as of December 31, 2012.

APL Senior Notes

At December 31, 2012, APL had $370.2 million principal amount outstanding of APL 8.75% Senior Notes and $505.2 million principal outstanding of 6.625% APL senior notes which are unsecured notes due on October 1, 2020 (collectively, the “APL Senior Notes”).

The APL 8.75% Senior Notes were presented combined with a net $4.4 million unamortized premium as of December 31, 2012. Interest on the APL 8.75% Senior Notes is payable semi-annually in arrears on June 15 and December 15. The APL 8.75% Senior Notes are redeemable at any time after June 15, 2013, at certain redemption prices, together with accrued and unpaid interest to the date of redemption.

The APL 6.625% Senior Notes were presented combined with a net $5.2 million unamortized premium as of December 31, 2012. Interest on the APL 6.625% Senior Notes is payable semi-annually in arrears on April 1 and October 1. The APL 6.625% Senior Notes are redeemable at any time after October 1, 2016, at certain redemption prices, together with accrued and unpaid interest to the date of redemption.

In September 2012, APL issued $325.0 million of the APL 6.625% Senior Notes, at par, in a private placement transaction. APL received net proceeds of $318.9 million and utilized the proceeds to reduce the outstanding balance on its revolving credit facility.

In December 2012, APL issued $175.0 million of the APL 6.625% Senior Notes in a private placement transaction. The APL 6.625% Senior Notes were issued at a premium of 103.0% of the principal amount for a yield of 6.0%. APL received net proceeds of $176.5 million and utilized the proceeds to partially finance the Cardinal Acquisition.

In connection with the issuance of the APL 6.625% Senior Notes in September and December 2012, APL entered into registration rights agreements, whereby it agreed to (a) file an exchange offer registration statement with the SEC to exchange the privately issued notes for registered notes, and (b) cause the exchange offer to be consummated by September 23, 2013 in the case of the 6.625% Senior Notes issued in September, or by December 15, 2013, in the case of the 6.625% Senior Notes issued in December. If APL does not meet the aforementioned deadline, the APL 6.625% Senior Notes issued in December 2012 will be subject to additional interest, up to 1% per annum, until such time that APL causes the exchange offer to be consummated.

In April 2011, APL redeemed $7.2 million of the APL 8.75% Senior Notes, which were tendered upon our offer to purchase the APL 8.75% Senior Notes, at par. The sale of APL’s 49% non-controlling interest in Laurel Mountain on February 17, 2011 constituted an “asset sale” pursuant to the terms of the indenture of the APL 8.75% Senior Notes. As a result of the asset sale, APL offered to purchase any and all of the APL 8.75% Senior Notes. Subsequent to the redemption of the APL 8.75% Senior Notes, APL redeemed all of the APL 8.125% Senior Notes. The redemption price was determined in accordance with the indenture for the APL 8.125% Senior Notes, plus accrued and unpaid interest thereon to the redemption date. APL paid $293.7 million to redeem the $275.5 million principal plus $11.2 million premium and $7.0 million accrued interest. In addition, APL recorded $5.2 million related to accelerated amortization of deferred financing costs associated with the retirement of the APL 8.125% Senior Notes and a partial redemption of the APL 8.75% Senior Notes.

The APL Senior Notes are subject to repurchase by APL at a price equal to 101% of their principal amount, plus accrued and unpaid interest, upon a change of control or upon certain asset sales if APL does not reinvest the net proceeds within 360 days. The APL Senior Notes are junior in right of payment to APL’s secured debt, including its obligations under its revolving credit facility.

Indentures governing the APL Senior Notes contain covenants, including limitations of APL’s ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all its assets. APL was in compliance with these covenants as of December 31, 2012.

APL Capital Leases

During the year ended December 31, 2012, APL recorded $2.8 million related to capital lease agreements, including $0.9 million as part of the Cardinal Acquisition (see Note 4), within property, plant and equipment and recorded an offsetting liability within long-term debt on the Partnership’s consolidated balance sheets. This amount was based upon the minimum payments required under the leases and the Partnership’s incremental borrowing rate.

During the year ended December 31, 2011, APL amended an operating lease for eight natural gas compressors to require a mandatory purchase of the equipment at the end of the lease term, thereby converting the agreement to a capital lease upon the effective date of the amendment. As a result, APL recorded an asset of $11.4 million within property, plant and equipment and recorded an offsetting liability within long term debt on the Partnership’s consolidated balance sheets. This amount was based on the minimum payments required under the lease and APL’s incremental borrowing rate.

The following is a summary of the leased property under capital leases, which are included within property, plant and equipment (see Note 7) (in thousands):

	December 31,
	2012	2011
Pipelines, processing and compression facilities	$15,457	$12,507
Less – accumulated depreciation	(1,066)	(199)

	$14,391	$12,308

Depreciation expense for leased properties was $0.7 million, $0.2 million and $0.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. Depreciation expense for leased properties is included within depreciation and amortization expense on the Partnership’s consolidated combined statements of operations.

As of December 31, 2012, future minimum lease payments related to APL’s capital leases are as follows (in thousands):

Capital Lease Minimum Payments
2013	$11,264
2014	435
2015	245
2016	6
2017	—
Thereafter	—

Total minimum lease payments	11,950
Less amounts representing interest	(447)

Present value of minimum lease payments	11,503
Less current portion of capital lease obligations	(10,835)

Long-term capital lease obligations	$668

The aggregate amount of the Partnership’s, ARP’s and APL’s debt maturities is as follows (in thousands):

Years Ended December 31:

2013	$10,835
2014	75,848
2015	240
2016	285,005
2017	293,000
Thereafter	865,822

Total principle maturities	1,530,750
Unamortized premiums	9,593

Total debt	$1,540,343

Cash payments for interest for the Partnership and its subsidiaries were $38.8 million, $33.0 million and $91.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 11 – DERIVATIVE INSTRUMENTS

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

ARP and APL enter into derivative contracts with various financial institutions, utilizing master contracts based upon the standards set by the International Swaps and Derivatives Association, Inc. These contracts allow for rights of offset at the time of settlement of the derivatives. Due to the right of offset, derivatives are recorded on the Partnership’s consolidated balance sheets as assets or liabilities at fair value on the basis of the net exposure to each counterparty. Potential credit risk adjustments are also analyzed based upon the net exposure to each counterparty. Premiums paid for purchased options are recorded on the Partnership’s consolidated balance sheets as the initial value of the options.

ARP and APL enter into commodity future option and collar contracts to achieve more predictable cash flows by hedging its exposure to changes in commodity prices. At any point in time, such contracts may include regulated New York Mercantile Exchange (“NYMEX”) futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the physical delivery of the commodity. Crude oil contracts are based on a West Texas Intermediate (“WTI”) index. Natural gas liquids contracts are based on an OPIS Mt. Belvieu index.

Derivatives are recorded on the Partnership’s consolidated balance sheets as assets or liabilities at fair value. The Partnership reflected net derivative assets on its consolidated balance sheets of $51.3 million and $46.4 million at December 31, 2012 and 2011, respectively. Of the $9.7 million of net gain in accumulated other comprehensive income within partners’ capital on the Partnership’s consolidated balance sheet related to derivatives at December 31, 2012, if the fair values of the instruments remain at current market values, the Partnership will reclassify $5.1 million of gains to gas and oil production revenue on its consolidated combined statement of operations over the next twelve month period as these contracts expire. Aggregate gains of $4.6 million of gas and oil production revenues will be reclassified to the Partnership’s consolidated combined statements of operations in later periods as the remaining contracts expire. Actual amounts that will be reclassified will vary as a result of future price changes.

Atlas Resource Partners

The following table summarizes the gross fair values of ARP’s derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on the Partnership’s consolidated balance sheets for the periods indicated (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount of Assets Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets

As of December 31, 2012
Current portion of derivative assets	$14,248	$(1,974)	$12,274
Long-term portion of derivative assets	14,724	(5,826)	8,898
Long-term portion of derivative liabilities	800	(800)	—

Total derivative assets	$29,772	$(8,600)	$21,172

As of December 31, 2011
Current portion of derivative assets	$14,146	$(345)	$13,801
Long-term portion of derivative assets	21,485	(5,357)	16,128

Total derivative assets	$35,631	$(5,702)	$29,929

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount of Liabilities Presented in the Consolidated Balance Sheets
Offsetting Derivative Liabilities

As of December 31, 2012
Current portion of derivative assets	$(1,974)	$1,974	$—
Long-term portion of derivative assets	(5,826)	5,826	—
Long-term portion of derivative liabilities	(1,688)	800	(888)

Total derivative liabilities	$(9,488)	$8,600	$(888)

As of December 31, 2011
Current portion of derivative liabilities	$(345)	$345	$—
Long-term portion of derivative liabilities	(5,357)	5,357	—

Total derivative liabilities	$(5,702)	$5,702	$—

The following table summarizes ARP’s gain or loss recognized in the Partnership’s consolidated combined statements of operations for effective derivative instruments for the periods indicated (in thousands):

	Years Ended December 31,
	2012	2011	2010
Gain (loss) recognized in accumulated OCI	$10,921	$35,156	$16,542
Gain reclassified from accumulated OCI into income	$(19,281)	$(10,541)	$(27,364)

During 2012, ARP received approximately $4.5 million in net proceeds from the early termination of natural gas and oil derivative positions for production periods from 2015 through 2016. In conjunction with the early termination of these derivatives, ARP entered into new derivative positions at prevailing prices at the time of the transaction. The net proceeds from the early termination of these derivatives were used to reduce indebtedness under ARP’s credit facility (see Note 10). The gain recognized upon the early termination of these derivative positions will continue to be reported in accumulated other comprehensive income and will be reclassified into the Partnership’s consolidated statements of operations in the same periods in which the hedged production revenues would have been recognized in earnings.

In March 2012, ARP entered into contracts which provided the option to enter into swap contracts (“swaptions”) up through May 31, 2012 for production volumes related to wells acquired from Carrizo (see Note 4). In connection with the swaption contracts, ARP paid premiums of $4.6 million, which represented the fair value of contracts on the date of the transaction and was initially recorded as a derivative asset on the Partnership’s consolidated balance sheet and was fully amortized as of June 30, 2012. For the year ended December 31, 2012, ARP recorded $4.6 million of amortization expense in other, net on the Partnership’s consolidated combined statements of operations related to the swaption contracts.

ARP recognized gains of $19.3 million, $10.5 million and $27.4 million for the years ended December 31, 2012, 2011 and 2010, respectively, on settled contracts covering commodity production. These gains were included within gas and oil production revenue in the Partnership’s consolidated combined statements of operations. As the underlying prices and terms in ARP’s derivative contracts were consistent with the indices used to sell its natural gas and oil, there were no gains or losses recognized during the years ended December 31, 2012, 2011 and 2010 for hedge ineffectiveness or as a result of the discontinuance of any cash flow hedges.

At December 31, 2012, ARP had the following commodity derivatives:

Natural Gas Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset/ (Liability)

	(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(2)
2013	22,729,700	$3.841	$6,646
2014	19,233,000	$4.203	3,292
2015	13,434,500	$4.265	442
2016	12,866,300	$4.386	(379)
2017	6,480,000	$4.648	126

			$10,127

Natural Gas Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap	Fair Value Asset/ (Liability)

		(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(2)
2013	Puts purchased	5,520,000	$4.395	$5,334
2013	Calls sold	5,520,000	$5.443	(210)
2014	Puts purchased	3,840,000	$4.221	2,432
2014	Calls sold	3,840,000	$5.120	(813)
2015	Puts purchased	3,480,000	$4.234	2,170
2015	Calls sold	3,480,000	$5.129	(1,187)

				$7,726

Natural Gas Put Options

Production Period Ending December 31,	Option Type	Volumes	Average Fixed Price	Fair Value Asset

		(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(2)
2013	Puts purchased	3,180,000	$3.450	$767
2014	Puts purchased	1,800,000	$3.800	683
2015	Puts purchased	1,440,000	$4.000	676
2016	Puts purchased	1,440,000	$4.150	865

				$2,991

Natural Gas Liquids Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Liability

	(Bbl)(1)	(per Bbl)(1)	(in thousands)(3)
2013	57,000	$90.871	$(134)
2014	21,000	$90.554	(43)

			$(177)

Crude Oil Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Liability
	(Bbl)(1)	(per Bbl)(1)	(in thousands)(3)
2013	242,850	$91.532	(398)
2014	180,000	$91.579	(104)
2015	165,000	$88.436	(251)
2016	39,000	$86.120	(76)
2017	36,000	$84.600	(75)

			$(904)

Crude Oil Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap	Fair Value Asset/ (Liability)

		(Bbl)(1)	(per Bbl)(1)	(in thousands)(3)
2013	Puts purchased	65,000	$90.000	352
2013	Calls sold	65,000	$116.513	(83)
2014	Puts purchased	41,160	$84.169	336
2014	Calls sold	41,160	$113.308	(190)
2015	Puts purchased	29,250	$83.846	299
2015	Calls sold	29,250	$110.654	(193)

				$521

Total ARP net assets				$20,284

(1)	“MMBtu” represents million British Thermal Units; “Bbl” represents barrels.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.
(3)	Fair value based on forward WTI crude oil prices, as applicable.

Prior to its merger with Chevron on February 17, 2011, AEI monetized its derivative instruments, including those related to the future natural gas and oil production of the Transferred Business (see Note 3). AEI also monetized derivative instruments which were specifically related to the future natural gas and oil production of the limited partners of the Drilling Partnerships. At December 31, 2012, remaining hedge monetization cash proceeds of $10.9 million related to the amounts hedged on behalf of the Drilling Partnerships’ limited partners were included within cash and cash equivalents on the Partnership’s consolidated balance sheet, and ARP will allocate the monetization net proceeds to the Drilling Partnerships’ limited partners based on their natural gas and oil production generated over the period of the original derivative contracts. The Partnership reflected the remaining hedge monetization proceeds within current and long-term portion of derivative payable to Drilling Partnerships on its consolidated balance sheets as of December 31, 2012 and 2011.

In June 2012, ARP entered into natural gas put option contracts which related to future natural gas production of the Drilling Partnerships. Therefore, a portion of any unrealized derivative gain or loss is allocable to the limited partners of the Drilling Partnerships based on their share of estimated gas production related to the derivatives not yet settled. At December 31, 2012, net unrealized derivative assets of $2.8 million were payable to the limited partners in the Drilling Partnerships related to these natural gas put option contracts.

The derivatives payable to the Drilling Partnerships related to both the hedge monetization proceeds and future natural gas production of the Drilling Partnerships at December 31, 2012 and 2011 were included in the Partnership’s consolidated balance sheets as follows (in thousands):

	December 31,
	2012	2011
Current portion of derivative payable to Drilling Partnerships:
Hedge monetization proceeds	$(10,748)	$(20,900)
Hedge contracts covering future natural gas production	(545)	—

Long-term portion of derivative payable to Drilling Partnerships:
Hedge monetization proceeds	(205)	(15,272)
Hedge contracts covering future natural gas production	(2,224)	—

	$(13,722)	$(36,172)

At December 31, 2012, ARP had a secured hedge facility agreement with a syndicate of banks under which certain Drilling Partnerships will have the ability to enter into derivative contracts to manage their exposure to commodity price movements. Under its revolving credit facility (see Note 10), ARP is required to utilize this secured hedge facility for future commodity risk management activity for its equity production volumes within the participating Drilling Partnerships. Each participating Drilling Partnership’s obligations under the facility are secured by mortgages on its oil and gas properties and first priority security interests in substantially all of its assets and by a guarantee of the general partner of the Drilling Partnerships. ARP, as general partner of the Drilling Partnerships, administers the commodity price risk management activity for the Drilling Partnerships under the secured hedge facility. The secured hedge facility agreement contains covenants that limit each of the participating Drilling Partnerships’ ability to incur indebtedness, grant liens, make loans or investments, make distributions if a default under the secured hedge facility agreement exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions including a sale of all or substantially all of its assets.

Atlas Pipeline Partners

For the years ended December 31, 2012, 2011 and 2010, APL did not apply hedge accounting for derivatives. Changes in fair value of derivatives are recognized immediately within gain (loss) on mark-to-market derivatives on the Partnership’s consolidated combined statements of operations. The change in fair value of commodity-based derivative instruments entered into prior to the discontinuation of hedge accounting was reclassified from within accumulated other comprehensive income on the Partnership’s consolidated balance sheets to gathering and processing revenue on the Partnership’s consolidated combined statements of operations at the time the originally hedged physical transactions affected earnings.

The following table summarizes APL’s gross fair values of its derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on the Partnership’s consolidated balance sheets for the periods indicated (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets
Offsetting of Derivative Assets

As of December 31, 2012
Current portion of derivative assets	$23,534	$(457)	$23,077
Long-term portion of derivative assets	9,637	(1,695)	7,942

Total derivative assets	$33,171	$(2,152)	$31,019

As of December 31, 2011
Current portion of derivative assets	$11,603	$(9,958)	$1,645
Long-term portion of derivative assets	17,011	(2,197)	14,814

Total derivative assets	$28,614	$(12,155)	$16,459

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets
Offsetting of Derivative Liabilities

As of December 31, 2012
Current portion of derivative liabilities	$(457)	$457	$—
Long-term portion of derivative liabilities	(1,695)	1,695	—

Total derivative liabilities	$(2,152)	$2,152	$—

As of December 31, 2011
Current portion of derivative liabilities	$(9,958)	$9,958	$—
Long-term portion of derivative liabilities	(2,197)	2,197	—

Total derivative liabilities	$(12,155)	$12,155	$—

As of December 31, 2012, APL had the following commodity derivatives:

Fixed Price Swaps

Production Period	Purchased/ Sold	Commodity	Volumes(2)	Average Fixed Price	Fair Value(1) Asset/ (Liability) (in thousands)

Natural Gas
2013	Sold	Natural Gas	1,200,000	$3.476	$(51)
2014	Sold	Natural Gas	5,400,000	$3.903	(689)

Natural Gas Liquids
2013	Sold	Natural Gas Liquids	54,936,000	$1.257	14,961
2014	Sold	Natural Gas Liquids	29,610,000	$1.313	1,286
2015	Sold	Natural Gas Liquids	2,520,000	$1.965	567

Crude Oil
2013	Sold	Crude Oil	345,000	$97.170	1,381
2014	Sold	Crude Oil	210,000	$92.076	(27)

Total Fixed Price Swaps					$17,428

Options

Production Period	Purchased/ Sold	Type	Commodity	Volumes(2)	Average Strike Price	Fair Value(1) Asset (in thousands)

Natural Gas Liquids
2013	Purchased	Put	Natural Gas Liquids	38,556,000	$1.943	6,269

Crude Oil
2013	Purchased	Put	Crude Oil	282,000	$100.100	3,035
2014	Purchased	Put	Crude Oil	331,500	$95.741	4,287

Total Options						$13,591

Total APL net asset						$31,019

(1)	See Note 12 for discussion on fair value methodology.
(2)	Volumes for natural gas are stated in MMBtu’s. Volumes for NGLs are stated in gallons. Volumes for crude oil are stated in barrels.

The following tables summarize the gross effect of APL’s derivative instruments on the Partnership’s consolidated combined statement of operations for the periods indicated (in thousands):

		Years Ended December 31,
		2012	2011	2010
Loss Reclassified from Accumulated Other Comprehensive Loss into Income

Contract Type	Location
Interest rate contracts(1)	Interest expense	$—	$—	$(2,242)
Commodity contracts(1)	Gathering and processing revenue	(4,390)	(6,835)	(15,570)
Commodity contracts(1)	Discontinued Operations	—	—	(20,154)

		$(4,390)	$(6,835)	$(37,966)

Derivatives not designated as hedges
Gain (loss) recognized in gain (loss) on mark-to-market derivatives:
Interest rate contract – realized(1)(2)	$—	$—	$(604)

Interest rate contract – unrealized(1)(3)	—	—	598
Commodity contract – realized(2)	10,993	(13,124)	(5,890)
Commodity contract – unrealized(3)	20,947	(7,329)	(49)

Gain (loss) on mark-to-market derivatives	31,940	(20,453)	(5,945)

Gain (loss) recognized in discontinued operations:
Commodity contract – realized(2)	—	—	(101)
Commodity contract – unrealized(3)	—	—	766

Discontinued operations	—	—	665

	$31,940	$(20,453)	$(5,280)

(1)	Hedges previously designated as cash flow hedges.
(2)	Realized gain (loss) represents the gain (loss) incurred when the derivative contract expires and/or is cash settled.
(3)	Unrealized gain (loss) represents the mark-to-market gain (loss) recognized on open derivative contracts, which have not yet been settled.

The fair value of the derivatives included in the Partnership’s consolidated balance sheets was as follows (in thousands):

	December 31,
	2012	2011
Current portion of derivative asset	$35,351	$15,447
Long-term derivative asset	16,840	30,941
Current portion of derivative liability	—	—
Long-term derivative liability	(888)	—

Total Partnership net asset	$51,303	$46,388

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

ARP and APL use a market approach fair value methodology to value the assets and liabilities for their outstanding derivative contracts (see Note 11). ARP and APL manage and report derivative assets and liabilities on the basis of their exposure to market risks and credit risks by counterparty. ARP’s and APL’s commodity derivative contracts, with the exception of APL’s NGL fixed price swaps and NGL options, are valued based on observable market data related to the change in price of the underlying commodity and are therefore defined as Level 2 assets and liabilities within the same class of nature and risk. These derivative instruments are calculated by utilizing commodity indices quoted prices for futures and options contracts traded on open markets that coincide with the underlying commodity, expiration period, strike price (if applicable) and pricing formula utilized in the derivative instrument.

Valuations for APL’s NGL fixed price swaps are based on forward price curves provided by a third party, which is considered to be Level 3 inputs. The prices for propane, isobutene, normal butane and natural gasoline are adjusted based upon the relationship between the prices for the product/locations quoted by the third party and the underlying product/locations utilized for the swap contracts, as determined by a regression model of the historical settlement prices for the different product/locations. The regression model is recalculated on a quarterly basis. This adjustment is an unobservable Level 3 input. The NGL fixed price swaps are over the counter instruments which are not actively traded in an open market. However, the prices for the underlying products and locations do have a direct correlation to the prices for the products and locations provided by the third party, which are based upon trading activity for the products and locations quoted. A change in the relationship between these prices would have a direct impact upon the unobservable adjustment utilized to calculate the fair value of the NGL fixed price swaps. Valuations for APL’s NGL options are based on forward price curves developed by financial institutions, and therefore are defined as Level 3. The NGL options are over the counter instruments that are not actively traded in an open market, thus APL utilizes the valuations provided by the financial institutions that provide the NGL options for trade. These valuations are tested for reasonableness through the use of an internal valuation model.

Information for ARP’s and APL’s assets and liabilities measured at fair value at December 31, 2012 and 2011 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2012
Derivative assets, gross
ARP Commodity swaps	$—	$15,859	$—	$15,859
ARP Commodity puts	—	2,991	—	2,991
ARP Commodity options	—	10,923	—	10,923
APL Commodity swaps	—	2,007	17,573	19,580
APL Commodity options	—	7,322	6,269	13,591

Total derivative assets, gross	—	39,102	23,842	62,944

Derivative liabilities, gross
ARP Commodity swaps	—	(6,813)	—	(6,813)
ARP Commodity puts	—	—	—	—
ARP Commodity options	—	(2,676)	—	(2,676)
APL Commodity swaps	—	(1,393)	(759)	(2,152)

Total derivative liabilities, gross	—	(10,882)	(759)	(11,641)

Total derivatives, fair value, net	$—	$28,220	$23,083	$51,303

As of December 31, 2011
Derivative assets, gross
ARP Commodity swaps	$—	$20,908	$—	$20,908
ARP Commodity puts	—	—	—	—
ARP Commodity options	—	14,723	—	14,723
APL Commodity swaps	—	1,270	1,836	3,106
APL Commodity options	—	7,229	18,279	25,508

Total derivative assets, gross	—	44,130	20,115	64,245

Derivative liabilities, gross
ARP Commodity swaps	—	—	—	—
ARP Commodity puts	—	—	—	—
ARP Commodity options	—	(5,702)	—	(5,702)
APL Commodity swaps	—	(2,766)	(3,569)	(6,335)
APL Commodity options	—	(5,820)	—	(5,820)

Total derivative liabilities, gross	—	(14,288)	(3,569)	(17,857)

Total derivatives, fair value, net	$—	$29,842	$16,546	$46,388

APL’s Level 3 fair value amounts relates to its derivative contracts on NGL fixed price swaps and NGL options. The following table provides a summary of changes in fair value of APL’s Level 3 derivative instruments for the periods indicated (in thousands):

	NGL Fixed Price Swaps		NGL Put Options		Total
	Volume(1)	Amount	Volume(1)	Amount	Amount
Balance – January 1, 2011	32,760	(1,790)	—	—	(1,790)
New contracts(2)	58,002	—	110,796	28,187	28,187
Cash settlements from unrealized gain (loss)(3)(4)	(41,118)	10,826	(18,186)	2,398	13,224
Net change in unrealized loss(3)	—	(10,769)	—	(9,875)	(20,644)
Option premium recognition(4)	—	—	—	(2,431)	(2,431)

Balance – December 31, 2011	49,644	$(1,733)	92,610	$18,279	$16,546

New contracts(2)	84,294	—	—	—	—
Cash settlements from unrealized gain (loss)(3)(4)	(46,872)	(7,863)	(54,054)	(142)	(8,005)
Net change in unrealized gain (loss)(3)	—	26,410	—	923	27,333
Option premium recognition(4)	—	—	—	(12,791)	(12,791)

Balance – December 31, 2012	87,066	$16,814	38,556	$6,269	$23,083

(1)	Volumes are stated in thousand gallons.
(2)	Swaps are entered into with no value on the date of trade. Options include premiums paid, which are included in the value of the derivatives on the date of trade.
(3)	Included within gain (loss) on mark-to-market derivatives on the Partnership’s consolidated combined statements of operations.
(4)	Includes option premium cost reclassified from unrealized gain (loss) to realized gain (loss) at time of option expiration.

The following table provides a summary of the unobservable inputs used in the fair value measurement of APL’s NGL fixed price swaps at December 31, 2012 and 2011 (in thousands):

	Gallons	Third Party Quotes(1)	Adjustments(2)	Total Amount

As of December31, 2012
Propane swaps	69,678	$16,302	$(552)	$15,750
Isobutane swaps	1,134	(219)	187	(32)
Normal butane swaps	6,174	(909)	242	(667)
Natural gasoline swaps	10,080	3,247	(1,484)	1,763

Total NGL swaps – December 31, 2012	87,066	$18,421	$(1,607)	$16,814

As of December 31, 2011
Ethane swaps	6,678	$31	$—	$31
Propane swaps	29,358	(1,322)	—	(1,322)
Isobutane swaps	2,646	(1,590)	570	(1,020)
Normal butane swaps	6,804	(1,074)	343	(731)
Natural gasoline swaps	4,158	1,824	(515)	1,309

Total NGL swaps – December 31, 2011	49,644	$(2,131)	$398	$(1,733)

(1)	Based upon the difference between the quoted market price provided by the third party and the fixed price of the swap.
(2)	Based upon the price adjustment to the price provided by the third party to adjust for product and location differentials. The adjustment is calculated through a regression model comparing settlement prices of the different products and locations over a three year historical period.

The following table provides a summary of the regression coefficient utilized in the calculation of the unobservable inputs for the Level 3 fair value measurements for APL’s NGL swaps for the periods indicated (in thousands):

		Adjustment based upon Regression Coefficient
	Level 3 Fair Value Adjustments	Lower 95%	Upper 95%	Average Coefficient

As of December 31, 2012
Propane swaps	$(552)	1.1285	1.1376	1.1331
Isobutane swaps	187	1.1285	1.1376	1.1331

Normal butane swaps	242	1.0370	1.0416	1.0393
Natural gasoline swaps	(1,484)	0.9019	0.9169	0.9078

Total NGL swaps – December 31, 2012	$(1,607)

As of December 31, 2011
Isobutane swaps	$570	1.1239	1.1333	1.1286
Normal butane swaps	343	1.0311	1.0355	1.0333
Natural gasoline swaps	(515)	0.9351	0.9426	0.9389

Total NGL swaps – December 31, 2011	$398

APL had $7.8 million and $11.5 million of NGL linefill at December 31, 2012 and 2011, respectively, which was included within prepaid expenses and other on the Partnership’s consolidated balance sheets. The NGL linefill represents amounts receivable for NGLs delivered to counterparties for which the counterparty will pay at a designated later period at a price determined by the then market price. APL’s NGL linefill is defined as a Level 3 asset and is valued using the same forward price curve utilized to value APL’s NGL fixed price swaps. The product/location adjustment based upon the multiple regression analysis, which was included in the value of the linefill, was a reduction of $0.4 million and $0.8 million as of December 31, 2012 and 2011, respectively.

The following table provides a summary of changes in fair value of APL’s NGL linefill for the years ended December 31, 2012 and 2011 (in thousands):

	NGL Linefill
	Gallons	Amount
Balance – January 1, 2011	10,408	$10,622
Net change in NGL linefill valuation(1)	—	907

Balance – December 31, 2011	10,408	$11,529

Cash settlements(1)	(2,520)	(2,698)
Net change in NGL linefill valuation(1)	—	(2,111)
Acquired NGL linefill(2)	1,260	1,063

Balance – December 31, 2012	9,148	$7,783

(1)	Included within gathering and processing revenues on the Partnership’s consolidated combined statements of operations.
(2)	NGL linefill acquired as part of the Cardinal Acquisition (see Note 4).

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

The Partnership and its subsidiaries’ other current assets and liabilities on its consolidated balance sheets are considered to be financial instruments. The estimated fair values of these instruments approximate their carrying amounts due to their short-term nature and thus are categorized as Level 1. The estimated fair values of the Partnership and its subsidiaries’ debt at December 31, 2012 and 2011, which consist principally of APL’s Senior Notes and borrowings under ARP’s and APL’s revolving and term loan credit facilities, were $1,576.9 million and $537.3 million, respectively, compared with the carrying amounts of $1,540.3 million and $524.1 million, respectively. The carrying values of outstanding borrowings under the respective revolving and term loan credit facilities, which bear interest at variable interest rates, approximate their estimated fair value. The estimated fair value of the APL Senior Notes is based upon the market approach and calculated using the yield of the APL Senior Notes as provided by financial institutions and thus is categorized as a Level 3 value.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

ARP estimates the fair value of its asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors at the date of establishment of an asset retirement obligation such as: amounts and timing of settlements, the credit-adjusted risk-free rate of ARP and estimated inflation rates (see Note 9). Information for assets and liabilities that were measured at fair value on a nonrecurring basis for the years ended December 31, 2012 and 2011 was as follows (in thousands):

	Years Ended December 31,
	2012		2011
	Level 3	Total	Level 3	Total
Asset retirement obligations	$16,568	$16,568	$713	$713

Total	$16,568	$16,568	$713	$713

ARP and APL estimate the fair value of their long-lived assets in connection with reviewing these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, using estimates, assumptions and judgments regarding such events or circumstances. For the years ended December 31, 2012, 2011 and 2010, ARP recognized $9.5 million, $7.0 million and $50.7 million impairments of long-lived assets, which were defined as Level 3 fair value measurements (see Note 2 – Impairment of Long-Lived Assets).

During the year ended December 31, 2012, ARP completed the acquisitions of certain oil and gas assets from Carrizo and reserves and associated assets from Titan and DTE, and APL completed the Cardinal acquisition. The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair values of natural gas and oil properties were measured using a discounted cash flow model, which considered the estimated remaining lives of the wells based on reserve estimates, future operating and development costs of the assets, as well as the respective natural gas, oil and natural gas liquids forward price curves. The fair values of the asset retirement obligations were measured under ARP’s existing methodology for recognizing an estimated liability for the plugging and abandonment of its gas and oil wells (see Note 9). These inputs require significant judgments and estimates by ARP’s and APL’s management at the time of the valuation and are subject to change.

In February 2012, APL acquired a gas gathering system and related assets for an initial net purchase price of $19.0 million. APL agreed to pay up to an additional $12.0 million, payable in two equal amounts, if certain volumes are achieved on the acquired gathering system within a specified time period (“Trigger Payments”). The fair value of the Trigger Payments recognized upon acquisition resulted in a $6.0 million current liability, which was recorded within accrued liabilities on the Partnership’s consolidated balance sheets and a $6.0 million long-term liability, which was recorded within asset retirement obligations and other on the Partnership’s consolidated balance sheets. Sufficient volumes were achieved in December 2012 and APL paid the first Trigger Payment of $6.0 million in January 2013. The initial recording of the transaction was based upon preliminary valuation assessments and is subject to change. The range of the undiscounted amounts APL could pay related to the Trigger Payments is between $6.0 million and $12.0 million.

NOTE 13 – INCOME TAXES

As part of the Cardinal Acquisition (see Note 4), APL acquired a taxable subsidiary. The components of the federal and state income tax expense of APL’s taxable subsidiary are summarized as follows:

Year Ended December 31, 2012
Deferred expense:
Federal	$158
State	18

Total income tax expense	$176

As of December 31, 2012, APL had non-current net deferred income tax liabilities of $30.3 million. The components of net deferred tax liabilities for the year ended December 31, 2012 consist of the following:

December 31, 2012
Deferred tax assets:
Net operating loss tax carryforwards and alternative	$10,277

minimum tax credits
Deferred tax liabilities:
Excess of asset carrying value over tax basis	(40,535)

Net deferred tax liabilities	$(30,258)

APL had net operating loss carry forwards for federal income tax purposes of approximately $26.3 million, which expire at various dates from 2029 and 2032. APL believes it more likely than not that the deferred tax asset will be fully utilized.

APL estimates approximately $290.6 million of goodwill recorded as a result of the Cardinal Acquisition to be deductible for tax purposes.

NOTE 14 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Relationship with Drilling Partnerships. ARP conducts certain activities through, and a portion of its revenues are attributable to, the Drilling Partnerships. ARP serves as general partner and operator of the Drilling Partnerships and assumes customary rights and obligations for the Drilling Partnerships. As the general partner, ARP is liable for the Drilling Partnerships’ liabilities and can be liable to limited partners if it breaches its responsibilities with respect to the operations of the Drilling Partnerships. ARP is entitled to receive management fees, reimbursement for administrative costs incurred, and to share in the Drilling Partnership’s revenue and costs and expenses according to the respective partnership agreements.

Relationship between ARP and APL. In the Chattanooga Shale, a portion of the natural gas produced by ARP is gathered and processed by APL. For the years ended December 31, 2012, 2011 and 2010, $0.4 million, $0.3 million and $0.6 million of gathering fees paid by ARP to APL were eliminated in consolidation.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

General Commitments

The Partnership leases office space and equipment under leases with varying expiration dates. Rental expense was $9.6 million, $7.3 million and $7.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. Future minimum rental commitments for the next five years are as follows (in thousands):

Years Ended December 31,
2013	$6,144
2014	5,535
2015	5,326
2016	3,962
2017	2,074
Thereafter	5,256

$28,297

ARP is the managing general partner of the Drilling Partnerships, and has agreed to indemnify each investor partner from any liability that exceeds such partner’s share of Drilling Partnership assets. Subject to certain conditions, investor partners in certain Drilling Partnerships have the right to present their interests for purchase by ARP, as managing general partner. ARP is not obligated to purchase more than 5% to 10% of the units in any calendar year. Based on its historical experience, the management of ARP believes that any liability incurred would not be material. Also, ARP has agreed to subordinate a portion of its share of net partnership revenues from the Drilling Partnerships to the benefit of the investor partners until they have received specified returns, typically 10% per year determined on a cumulative basis, over a specific period, typically the first five to seven years, in accordance with the terms of the partnership agreements. For the years ended December 31, 2012, 2011 and 2010, $6.3 million, $4.0 million and $10.9 million, respectively, of ARP’s revenues, net of corresponding production costs, were subordinated, which reduced its cash distributions received from the Drilling Partnerships.

The Partnership and its subsidiaries are party to employment agreements with certain executives that provide compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

APL has certain long-term unconditional purchase obligations and commitments, primarily throughput contracts. These agreements provide for transportation services to be used in the ordinary course of APL’s operations. Transportation fees paid related to these contracts were $10.5 million, $10.3 million and $9.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. The future fixed and determinable portion of APL’s obligations as of December 31, 2012 was as follows: 2013 – $9.1 million; 2014 – $9.5 million; and 2015-2017 – $3.5 million per year.

As of December 31, 2012, ARP and APL are committed to expend approximately $135.1 million on drilling and completion expenditures, pipeline extensions, compressor station upgrades and processing facility upgrades.

Legal Proceedings

A subsidiary of the Partnership entered into two agreements with the EPA, effective on September 25, 2012, to settle alleged violations in connection with a fire that occurred at a natural gas well and associated well pad site in Washington County, Pennsylvania in 2010. The EPA alleged non-compliance with the Clean Air Act, including with respect to the storage and handling of the natural gas condensate, as well as non-compliance with the Emergency Planning and Community Right-to-Know Act of 1986. The subsidiary agreed to a civil penalty of $84,506 under a consent agreement and agreed to upgrade its facility pursuant to an administrative settlement agreement.

On August 3, 2011, CNX Gas Company LLC filed a lawsuit in the United States District Court for the Eastern District of Tennessee at Knoxville styled CNX Gas Company LLC vs. Miller Energy Resources, Inc., Chevron Appalachia, LLC as successor in interest to Atlas America, LLC, Cresta Capital Strategies, LLC, and Scott Boruff, No. 3:11-cv-00362. On April 16, 2012, Atlas Energy Tennessee, LLC, a subsidiary of the Partnership, was brought in to the lawsuit by way of Amended Complaint. On April 23, 2012, the Court dismissed Chevron Appalachia, LLC as a party on the grounds of lack of subject matter jurisdiction over that entity.

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

NOTE 16 – ISSUANCES OF UNITS

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

Atlas Resource Partners

Equity Offerings

In November and December 2012, in connection with entering into a purchase agreement to acquire certain producing wells and net acreage from DTE, ARP sold an aggregate of 7,898,210 of its common limited partner units in a public offering at a price of $23.01 per unit, yielding net proceeds of approximately $174.5 million. ARP utilized the net proceeds from the sale to repay a portion of the outstanding balance under its revolving credit facility and $2.2 million under its term loan credit facility. In connection with the issuance of ARP’s common units, we recorded an $18.2 million gain within partner’s capital and a corresponding decrease in non-controlling interests on our consolidated balance sheet at December 31, 2012.

In July 2012, ARP completed the acquisition of certain proved reserves and associated assets in the Barnett Shale from

Titan in exchange for 3.8 million ARP common units and 3.8 million newly-created convertible ARP Class B preferred units (which have an estimated collective value of $193.2 million, based upon the closing price of ARP’s publicly traded common units as of the acquisition closing date), as well as $15.4 million in cash for closing adjustments (see Note 4). The preferred units are voluntarily convertible to common units on a one-for-one basis within three years of the acquisition closing date at a strike price of $26.03 plus all unpaid preferred distributions per unit, and will be mandatorily converted to common units on the third anniversary of the issuance. While outstanding, the preferred units will receive regular quarterly cash distributions equal to the greater of (i) $0.40 and (ii) the quarterly common unit distribution.

ARP entered into a registration rights agreement pursuant to which it agreed to file a registration statement with the SEC by January 25, 2013 to register the resale of the ARP common units issued on the acquisition closing date and those issuable upon conversion of the preferred units. ARP agreed to use its commercially reasonable efforts to have the registration statement declared effective by March 31, 2013, and to cause the registration statement to be continuously effective until the earlier of (i) the date as of which all such common units registered thereunder are sold by the holders and (ii) one year after the date of effectiveness. On September 19, 2012, ARP filed a registration statement with the SEC in satisfaction of the registration requirements of the registration rights agreement, and the registration statement was declared effective by the SEC on October 2, 2012. In connection with the issuance of ARP’s common and preferred units, the Partnership recorded a $37.8 million gain within partner’s capital and a corresponding decrease in non-controlling interests on its consolidated balance sheet at December 31, 2012.

In April 2012, ARP completed the acquisition of certain oil and gas assets from Carrizo (see Note 4). To partially fund the acquisition, ARP sold 6.0 million of its common units in a private placement at a negotiated purchase price per unit of $20.00, for net proceeds of $119.5 million, of which $5.0 million was purchased by certain executives of the Partnership. The common units issued by ARP are subject to a registration rights agreement entered into in connection with the transaction. The registration rights agreement stipulated that ARP would (a) file a registration statement with the SEC by October 30, 2012 and (b) cause the registration statement to be declared effective by the SEC by December 31, 2012. On July 11, 2012, ARP filed a registration statement with the SEC for the common units subject to the registration rights agreement in satisfaction of one of the requirements of the registration rights agreement noted previously. On August 28, 2012, the registration statement was declared effective by the SEC. In connection with the private placement of ARP’s common units, the Partnership recorded a $10.6 million gain within partners’ capital and a corresponding decrease in non-controlling interests on its consolidated balance sheet at December 31, 2012.

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

Atlas Pipeline Partners

In December 2012, APL completed the sale of 10,507,033 APL common units in a public offering at an offering price of $31.00 per unit and received net proceeds of $319.3 million, including $6.7 million contributed by the Partnership to maintain its 2.0% general partner interest in APL. APL used the net proceeds from this offering to fund a portion of the Cardinal Acquisition. In connection with the issuance of APL common units, the Partnership recorded a $7.9 million gain within partners’ capital and a corresponding decrease in non-controlling interests on its consolidated balance sheet at December 31, 2012. In November 2012, APL entered into an agreement to issue $200.0 million of newly created Class D convertible preferred units in a private placement in order to finance a portion of the Cardinal Acquisition. Under the terms of the agreement, the private placement of the Class D convertible preferred units was nullified upon APL’s issuance of common units in excess of $150.0 million prior to the closing date of the Cardinal Acquisition. As a result of APL’s December 2012 issuance of $319.3 million common units, the private placement agreement terminated without the issuance of the Class D preferred units, and APL paid a commitment fee equal to 2.0%, or $4.0 million (see Note 4).

In November 2012, APL entered into an equity distribution program with Citigroup. Pursuant to this program, APL is authorized to, at its discretion, issue common units to investors through Citigroup at prevailing market prices, up to an aggregate value of $150.0 million. Citigroup is not required to sell any specific number or dollar amount of the common units, but will use its reasonable efforts, consistent with its normal trading and sales practices, to sell such units. APL intends to use the net proceeds from any such offering for general partnership purposes. During the year ended December 31, 2012, the Partnership issued 275,429 common units under the equity distribution program for net proceeds of $8.7 million, including $0.2 million in commission paid to Citigroup. APL also received a capital contribution from the Partnership of $0.2 million for it to maintain its 2.0% general partner interest in APL. The net proceeds from APL’s common unit offering were utilized for general partnership purposes.

In November 2010, APL redeemed 15,000 units of Class B Preferred Units for cash at the liquidation value of $1,000 per unit, or $15.0 million, plus $0.2 million accrued dividends, representing the quarterly dividend on the 15,000 Class B Preferred Units prior to its redemption. Subsequent to the redemption, APL had no Class B Preferred Units outstanding.

In June 2010, APL sold 8,000 newly-created 12% Cumulative Class C Limited Partner Preferred Units (the “APL Class C Preferred Units”) to AEI for cash consideration of $1,000 per APL Class C Preferred Unit (the “Face Value”), for total proceeds of $8.0 million. The APL Class C Preferred Units received distributions of 12% per annum, paid quarterly on the same date as the distribution payment date for APL’s common units. The record date for the determination of holders entitled to receive distributions was the same as the record date for determination of common unit holders entitled to receive quarterly distributions. APL had the right to redeem some or all of the APL Class C Preferred Units for an amount equal to the face value of the APL Class C Preferred Units being redeemed plus all accrued but unpaid dividends. On May 27, 2011, APL redeemed the 8,000 APL Class C Preferred units for cash, at the liquidation value of $1,000 per unit, or $8.0 million, plus $0.2 million, representing the accrued dividends on the 8,000 APL Class C Preferred Units prior to APL’s redemption. Subsequent to the redemption, APL had no APL Class C Preferred Units outstanding.

In January 2010, APL executed amendments to warrants to purchase 2,689,765 of its common units. The warrants were originally issued along with its common units in connection with a private placement to institutional investors that closed in August 2009. The amendments to the warrants lowered the warrant exercise price to $6.00 from $6.35 per unit. In connection with the amendments, the holders of the warrants exercised all of the warrants for cash, which resulted in net cash proceeds of approximately $15.3 million. In November 2010, APL received a capital contribution from the Partnership as General Partner of $0.3 million for the Partnership to maintain its 2.0% general partner interest in APL. APL utilized the net proceeds from the common unit offering to repay a portion of its indebtedness under its senior secured term loan and credit facility and to fund the early termination of certain derivative agreements.

NOTE 17 – CASH DISTRIBUTIONS

The Partnership has a cash distribution policy under which it distributes, within 50 days after the end of each quarter, all of its available cash (as defined in the partnership agreement) for that quarter to its common unitholders. Distributions declared by the Partnership for the period from January 1, 2010 through December 31, 2012 were as follows (in thousands, except per unit amounts):

Date Cash Distribution Paid	For Quarter Ended	Cash Distribution per Common Limited Partner Unit	Total Cash Distributions Paid to Common Limited Partners

November 16, 2010	September 30, 2010	$0.05	$1,385
February 18, 2011	December 31, 2010	$0.07	$1,948

May 20, 2011	March 31, 2011	$0.11	$5,635
August 19, 2011	June 30, 2011	$0.22	$11,276
November 18, 2011	September 30, 2011	$0.24	$12,303
February 17, 2012	December 31, 2011	$0.24	$12,307

May 18, 2012	March 31, 2012	$0.25	$12,830
August 17, 2012	June 30, 2012	$0.25	$12,831
November 19, 2012	September 30, 2012	$0.27	$13,866

On January 24, 2013, the Partnership declared a cash distribution of $0.30 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended December 31, 2012. The $15.4 million distribution will be paid on February 19, 2013 to unitholders of record at the close of business on February 6, 2013.

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

Distributions declared by ARP from its formation through December 31, 2012 were as follows (in thousands, except per unit amounts):

Date Cash Distribution Paid	For Quarter Ended	Cash Distribution per Common Limited Partner Unit		Total Cash Distribution to Common Limited Partners	Total Cash Distribution To Preferred Limited Partners	Total Cash Distribution to the General Partner
				(in thousands)	(in thousands)	(in thousands)
May 15, 2012	March 31, 2012	$0.12	(1)	$3,144	$—	$64
August 14, 2012	June 30, 2012	$0.40		$12,891	$—	$263
November 14, 2012	September 30, 2012	$0.43		$15,510	$1,652	$350

(1)	Represents a pro-rated cash distribution of $0.40 per common limited partner unit for the period from March 5, 2012, the date the Partnership’s exploration and production assets were transferred to ARP, to March 31, 2012.

On January 24, 2013, ARP declared a cash distribution of $0.48 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended December 31, 2012. The $23.6 million distribution, including $0.6 million to the Partnership, as general partner, and $1.8 million to its preferred limited partners, will be paid on February 14, 2013 to unitholders of record at the close of business on February 6, 2013.

APL Cash Distributions. APL is required to distribute, within 45 days after the end of each quarter, all of its available cash (as defined in its partnership agreement) for that quarter to its common unitholders and the Partnership, as general partner. If APL’s common unit distributions in any quarter exceed specified target levels, the Partnership will receive between 13% and 48% of such distributions in excess of the specified target levels. Common unit and general partner distributions declared by APL for the period from January 1, 2010 through December 31, 2012 were as follows (in thousands, except per unit amounts):

Date Cash Distribution Paid	For Quarter Ended	APL Cash Distribution per Common Limited Partner Unit	Total APL Cash Distribution to Common Limited Partners	Total APL Cash Distribution to the General Partner

November 14, 2010	September 30, 2010	$0.35	$18,660	$363
February 14, 2011	December 31, 2010	$0.37	$19,735	$398

May 13, 2011	March 31, 2011	$0.40	$21,400	$439
August 12, 2011	June 30, 2011	$0.47	$25,184	$967
November 14, 2011	September 30, 2011	$0.54	$28,953	$1,844
February 14, 2012	December 31, 2011	$0.55	$29,489	$2,031

May 15, 2012	March 31, 2012	$0.56	$30,030	$2,217
August 14, 2012	June 30, 2012	$0.56	$30,085	$2,221
November 14, 2012	September 30, 2012	$0.57	$30,641	$2,409

On January 23, 2013, APL declared a cash distribution of $0.58 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended December 31, 2012. The $40.6 million distribution, including $3.1 million to the Partnership, as general partner, will be paid on February 14, 2013 to unitholders of record at the close of business on February 7, 2013.

NOTE 18 – BENEFIT PLANS

2010 Long-Term Incentive Plan

The Board of Directors of the General Partner approved and adopted the Partnership’s 2010 Long-Term Incentive Plan (“2010 LTIP”) effective February 2011. The 2010 LTIP provides equity incentive awards to officers, employees and board members and employees of its affiliates, consultants and joint-venture partners (collectively, the “Participants”) who perform services for the Partnership. The 2010 LTIP is administered by a committee consisting of the Board or committee of the Board or board of an affiliate appointed by the Board (the “LTIP Committee”), which is the Compensation Committee of the

General Partner’s board of directors. Under the 2010 LTIP, the LTIP Committee may grant awards of phantom units, restricted units or unit options for an aggregate of 5,763,781 common limited partner units. At December 31 2012, the Partnership had 4,548,930 phantom units and unit options outstanding under the 2010 LTIP, with 1,189,736 phantom units and unit options available for grant.

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

2010 Phantom Units. A phantom unit entitles a Participant to receive a Partnership common unit upon vesting of the phantom unit. In tandem with phantom unit grants, the LTIP Committee may grant Participant Distribution Equivalent Rights (“DERs”), which are the right to receive cash per phantom unit in an amount equal to, and at the same time as, the cash distributions the Partnership makes on a common unit during the period such phantom unit is outstanding. Through December 31, 2012, phantom units granted under the 2010 LTIP generally will vest 25% on the third anniversary of the date of grant and the remaining 75% on the fourth anniversary of the date of grant. Of the phantom units outstanding under the 2010 LTIP at December 31, 2012, there are 14,048 units that will vest within the following twelve months. All phantom units outstanding under the 2010 LTIP at December 31, 2012 include DERs. During the years ended December 31, 2012 and 2011, the Partnership paid $2.0 million and $1.0 million, respectively, with respect to the 2010 LTIP DERs. There were no amounts paid with respect to the 2010 LTIP DERs for the year ended December 31, 2010.

The following table sets forth the 2010 LTIP phantom unit activity for the periods indicated:

	Years Ended December 31,
	2012		2011		2010
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	1,838,164	$22.11	—	$—	—	$—
Granted	133,080	29.95	1,891,539	22.11	—	—
Vested(1)	(19,677)	20.11	—	—	—	—
Forfeited	(72,808)	20.65	(53,375)	21.21	—	—
ARP anti-dilution adjustment(2)	165,468	—	—	—	—	—

Outstanding, end of year(3)	2,044,227	$20.90	1,838,164	$22.11	—	$—

Non-cash compensation expense recognized (in thousands)	$11,612	$8,060	$—

(1)	The aggregate intrinsic values of phantom unit awards vested during the year ended December 31, 2012 was $0.7 million. No phantom unit awards vested during the years ended December 31, 2011 and 2010.
(2)	The number of 2010 phantom units was adjusted concurrently with the distribution of ARP common units.
(3)	The aggregate intrinsic value of phantom unit awards outstanding at December 31, 2012 was $71.0 million.

At December 31, 2012, the Partnership had approximately $24.0 million of unrecognized compensation expense related to unvested phantom units outstanding under the 2010 LTIP based upon the fair value of the awards.

2010 Unit Options. A unit option entitles a Participant to receive a common unit of the Partnership upon payment of the exercise price for the option after completion of vesting of the unit option. The exercise price of the unit option is equal to the fair market value of the Partnership’s common unit on the date of grant of the option. The LTIP Committee also shall determine how the exercise price may be paid by the Participant. The LTIP Committee will determine the vesting and exercise period for unit options. Unit option awards expire 10 years from the date of grant. Through December 31, 2012, unit options granted under the 2010 LTIP generally will vest 25% of the original granted amount three years from the date of grant and the remaining 75% of the original granted amount four years from the date of grant. There are 10,196 unit options outstanding under the 2010 LTIP at December 31, 2012 that will vest within the following twelve months. For the year ended December 31, 2012, the Partnership received cash of $0.1 million from the exercise of options. No cash was received from the exercise of options for the years ended December 31, 2011 and 2010.

The following table sets forth the 2010 LTIP unit option activity for the periods indicated:

	Years Ended December 31,
	2012		2011		2010
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of year	2,304,300	$22.12	—	$—	—	$—
Granted	77,167	27.55	2,384,300	22.12	—	—
Exercised(1)	(5,438)	18.44	—	—	—	—
Forfeited	(79,119)	20.33	(80,000)	22.23	—	—
ARP anti-dilution adjustment(2)	207,793	—	—	—	—	—

Outstanding, end of year(3)(4)	2,504,703	$20.51	2,304,300	$22.12	—	$—

Options exercisable, end of year(5)	3,398	$20.85	—	$—	—	$—

Non-cash compensation expense recognized (in thousands)		$5,966		$4,591		$—

(1)	The intrinsic value of options exercised during the year ended December 31, 2012 was $0.1 million. No options were exercised during the years ended December 31, 2011 and 2010.
(2)	The number of 2010 unit options and exercise price was adjusted concurrently with the distribution of ARP common units.
(3)	The weighted average remaining contractual life for outstanding options at December 31, 2012 was 8.3 years.
(4)	The options outstanding at December 31, 2012 had an aggregate intrinsic value of $35.6 million.
(5)	The weighted average remaining contractual life for exercisable options at December 31, 2012 was 8.6 years. No options were exercisable at December 31, 2011 and 2010.

At December 31, 2012, the Partnership had approximately $11.9 million in unrecognized compensation expense related to unvested unit options outstanding under the 2010 LTIP based upon the fair value of the awards. The Partnership used the Black-Scholes option pricing model to estimate the weighted average fair value of options granted. The following weighted average assumptions were used for the periods indicated:

	Years Ended December 31,
	2012	2011	2010
Expected dividend yield	3.7%	1.6%	—
Expected unit price volatility	45.0%	48.0%	—

Risk-free interest rate	1.4%	2.7%	—
Expected term (in years)	6.84	6.87	—
Fair value of unit options granted	$8.08	$9.79	—

2006 Long-Term Incentive Plan

The Board of Directors approved and adopted the Partnership’s 2006 Long-Term Incentive Plan (“2006 LTIP”), which provides equity incentive awards to Participants who perform services for the Partnership. The 2006 LTIP is administered by the LTIP Committee. The LTIP Committee may grant such awards of either phantom units or unit options for an aggregate of 2,261,516 common limited partner units. At December 31, 2012, the Partnership had 980,698 phantom units and unit options outstanding under the 2006 LTIP, with 977,839 phantom units and unit options available for grant. Share based payments to non-employees, which have a cash settlement option, are recognized within liabilities in the financial statements based upon their current fair market value.

2006 Phantom Units. Through December 31, 2012, phantom units granted to employees under the 2006 LTIP generally will vest 25% of the original granted amount three years from the date of grant and the remaining 75% of the original granted amount four years from the date of grant, and phantom units granted to non-employee directors will vest 25% per year from the date of grant. Awards will automatically vest upon a change of control of the Partnership, as defined in the 2006 LTIP. Of the phantom units outstanding under the 2006 LTIP at December 31, 2012, 15,111 units will vest within the following twelve months. All phantom units outstanding under the 2006 LTIP at December 31, 2012 include DERs. During the years ended December 31, 2012, 2011 and 2010, respectively, the Partnership paid $42,000, $20,000 and $7,000 with respect to 2006 LTIP’s DERs. These amounts were recorded as reductions of partners’ capital on the Partnership’s consolidated balance sheet.

The following table sets forth the 2006 LTIP phantom unit activity for the periods indicated:

	Years Ended December 31,
	2012		2011		2010
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	32,641	$15.99	27,294	$13.81	138,875	$23.72
Granted	25,248	29.70	17,685	17.71	20,594	10.68
Vested (1)	(10,107)	20.26	(12,338)	13.65	(131,675)	23.70
Forfeited	—	—	—	—	(500)	32.28
ARP anti-dilution adjustment(2)	2,977	—	—	—	—	—

Outstanding, end of year(3)(4)	50,759	$21.02	32,641	$15.99	27,294	$13.81

Non-cash compensation expense recognized (in thousands)		$660		$422		$726

(1)	The intrinsic value for phantom unit awards vested during the years ended December 31, 2012, 2011 and 2010 was $0.3 million, $0.2 million, and $1.8 million, respectively.
(2)	The number of 2006 phantom units was adjusted concurrently with the distribution of ARP common units.
(3)	The aggregate intrinsic value for phantom unit awards outstanding at December 31, 2012 was $1.8 million.
(4)	There were 44,234 units at December 31, 2012 classified under liabilities on the Partnership’s consolidated balance sheets of $0.7 million due to the option of the participants to settle in cash instead of units. No units were classified under accrued liabilities at December 31, 2011. The respective weighted average grant date fair value for these units is $23.25 as of December 31, 2012.

At December 31, 2012, the Partnership had approximately $0.9 million of unrecognized compensation expense related to unvested phantom units outstanding under the 2006 LTIP based upon the fair value of the awards.

2006 Unit Options. The exercise price of the unit option may be equal to or more than the fair market value of the Partnership’s common unit on the date of grant of the option. Unit option awards expire 10 years from the date of grant. Through December 31, 2012, unit options granted under the 2006 LTIP generally will vest 25% on the third anniversary of the date of grant and the remaining 75% on the fourth anniversary of the date of grant. Awards will automatically vest upon a change of control of the Partnership, as defined in the 2006 LTIP. There are no unit options outstanding under the 2006 LTIP at December 31, 2012 that will vest within the following twelve months. For the years ended December 31, 2012 and

2011, the Partnership received cash of $0.2 million and $0.2 million, respectively, from the exercise of options. No options were exercised for the year ended December 31, 2010.

The following table sets forth the 2006 LTIP unit option activity for the periods indicated:

	Years Ended December 31,
	2012		2011		2010
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of year	903,614	$21.52	955,000	$20.54	955,000	$20.54
Granted	—	—	—	—	—	—
Exercised(1)	(51,998)	3.03	(51,386)	3.24	—	—
Forfeited	—	—	—	—	—	—
ARP anti-dilution adjustment(2)	78,323	—	—	—	—	—

Outstanding, end of year(3)(4)	929,939	$20.75	903,614	$21.52	955,000	$20.54

Options exercisable, end of year(4)(5)	929,939	$20.75	903,614	$21.52	855,000	$22.56

Non-cash compensation expense recognized (in thousands)		$—		$28		$519

(1)

The intrinsic values of options exercised during the years ended December 31, 2012 and 2011 were $1.5 million and $1.0 million, respectively. No options were exercised during the year ended December 31, 2010.

(2)	The number of 2006 unit options and exercise price was adjusted concurrently with the distribution of ARP common units.
(3)	The weighted average remaining contractual life for outstanding options at December 31, 2012 was 3.9 years.
(4)	The aggregate intrinsic value of options outstanding and exercisable at December 31, 2012 was approximately $13.0 million.
(5)	The weighted average remaining contractual life for exercisable options at December 31, 2012 was 3.9 years.

At December 31, 2012, the Partnership had no unrecognized compensation expense related to unvested unit options outstanding under the 2006 LTIP based upon the fair value of the awards. The Partnership uses the Black-Scholes option pricing model to estimate the weighted average fair value of options granted. No options were granted during the years ended December 31, 2012, 2011 and 2010 under the 2006 Plan.

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

ARP Long-Term Incentive Plan

ARP has a 2012 Long-Term Incentive Plan effective March 2012 (the “ARP LTIP”). Awards of options to purchase units, restricted units and phantom units may be granted to officers, employees and directors of ARP GP (collectively, the “Participants”) under the ARP LTIP, and such awards may be subject to vesting terms and conditions in the discretion of the administrator of the ARP LTIP. Up to 2,900,000 common units of ARP, subject to adjustment as provided for under the ARP LTIP, may be issued pursuant to awards granted under the ARP LTIP. The ARP LTIP is administered by the Compensation Committee of the board (the “ARP LTIP Committee”). At December 31, 2012, ARP had 2,463,976 phantom units, restricted units and unit options outstanding under the ARP LTIP, with 436,024 phantom units, restricted units and unit options available for grant.

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

ARP Phantom Units. Through December 31, 2012, phantom units granted under the ARP LTIP generally will vest 25% of the original granted amount on each of the next four anniversaries of the date of grant. Of the phantom units outstanding under the ARP LTIP at December 31, 2012, 213,368 units will vest within the following twelve months. All phantom units outstanding under the ARP LTIP at December 31, 2012 include DERs. During the year ended December 31 2012, ARP paid $0.7 million with respect to ARP LTIP’s DERs. No amounts were paid during the years ended December 31, 2011 and 2010, respectively, with respect to DERs. These amounts were recorded as reductions of partners’ capital on the Partnership’s consolidated balance sheet.

The following table sets forth the ARP LTIP phantom unit activity for the periods indicated:

	Years Ended December 31,
	2012		2011		2010
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	—	$—	—	$—	—	$—
Granted	949,476	24.76	—	—	—	—
Vested (1)	—	—	—	—	—	—
Forfeited	(1,000)	24.67	—	—	—	—

Outstanding, end of year(2)(3)	948,476	$24.76	—	$—	—	$—

Non-cash compensation expense recognized (in thousands)		$7,630		$—		$—

(1)	No phantom unit awards vested during the years ended December 31, 2012, 2011 and 2010.
(2)	The aggregate intrinsic value for phantom unit awards outstanding at December 31, 2012 was $21.3 million.
(3)	There was $31,000 classified within liabilities on the Partnership’s consolidated balance sheets at December 31, 2012, representing 3,476 units, due to the option of the participants to settle in cash instead of units. No amounts were classified within liabilities on the Partnership’s consolidated balance sheet at December 31, 2011. The respective weighted average grant date fair value for these units was $28.75 at December 31, 2012.

At December 31, 2012, ARP had approximately $5.9 million in unrecognized compensation expense related to unvested phantom units outstanding under the ARP LTIP based upon the fair value of the awards.

ARP Unit Options. The exercise price of the unit option may be equal to or more than the fair market value of ARP’s common unit on the date of grant of the option. Unit option awards expire 10 years from the date of grant. Through December 31, 2012, unit options granted under the ARP LTIP generally will vest 25% on each of the next four anniversaries of the date of grant. There were 378,875 unit options outstanding under the ARP LTIP at December 31, 2012 that will vest within the following twelve months. No cash was received from the exercise of options for the years ended December 31, 2012, 2011 and 2010.

The following table sets forth the ARP LTIP unit option activity for the periods indicated:

	Years Ended December 31,
	2012		2011		2010
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of Unit	Exercise	of Unit	Exercise	of Unit	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of year	—	$—	—	$—	—	$—
Granted	1,517,500	24.68	—	—	—	—
Exercised(1)	—	—	—	—	—	—
Forfeited	(2,000)	24.67	—	—	—	—

Outstanding, end of year(2)(3)	1,515,500	$24.68	—	$—	—	$—

Options exercisable, end of year(4)	—	$—	—	$—	—	$—

Non-cash compensation expense recognized (in thousands)		$3,198		$—		$—

(1)	No options were exercised during the years ended December 31, 2012, 2011 and 2010.
(2)	The weighted average remaining contractual life for outstanding options at December 31, 2012 was 9.4 years.
(3)	There was no aggregate intrinsic value of options outstanding at December 31, 2012.
(4)	No options were exercisable at December 31, 2012.

At December 31 2012, ARP had approximately $6.0 million in unrecognized compensation expense related to unvested unit options outstanding under the ARP LTIP based upon the fair value of the awards. ARP used the Black-Scholes option pricing model to estimate the weighted average fair value of options granted. The following weighted average assumptions were used for the periods indicated:

Year Ended December 31, 2012
Expected dividend yield	5.9%
Expected unit price volatility	47.0%
Risk-free interest rate	1.0%
Expected term (in years)	6.25
Fair value of unit options granted	$6.10

APL Long-Term Incentive Plans

APL has a 2004 Long-Term Incentive Plan (“APL 2004 LTIP”), and a 2010 Long-Term Incentive Plan, which was modified on April 26, 2011 (“APL 2010 LTIP” and collectively with the APL 2004 LTIP, the “APL LTIPs”), in which officers, employees and non-employee managing board members of APL’s general partner and employees of APL’s general partner’s affiliates and consultants are eligible to participate. The APL LTIPs are administered by APL’s compensation committee (the “APL LTIP Committee”). Under the 2010 APL LTIP, the APL LTIP Committee may make awards of either phantom units or unit options for an aggregate of 3,000,000 common units, in addition to the 435,000 common units authorized in previous plans. At December 31, 2012, APL had 1,053,242 phantom units outstanding under the APL LTIPs, with 1,524,317 phantom units and unit options available for grant. APL generally issues new common units for phantom units and unit options, which have vested and have been exercised. Share based payments to non-employees, which have a cash settlement option, are recognized within liabilities in the consolidated combined financial statements based upon their current fair market value.

APL Phantom Units. Through December 31, 2012, phantom units granted under the APL LTIPs generally had vesting periods of four years. In conjunction with the approval of the APL 2010 LTIP, the holders of 300,000 of the 375,000 equity indexed bonus units (“APL Bonus Units”) under APL’s subsidiary’s plan discussed below agreed to exchange their APL Bonus Units for an equivalent number of phantom units, effective as of June 1, 2010. These phantom units will vest over a two year period. Phantom units awarded to non-employee managing board members will vest over a four year period. Awards to non-employee members of APL’s board automatically vest upon a change of control, as defined in the APL LTIPs. Of the units outstanding under the APL LTIPs at December 31, 2012, 291,359 units will vest within the following twelve months. On February 17, 2011, the employment agreement with APL’s Chief Executive Officer (“CEO”) was terminated in connection with AEI’s merger with Chevron and 75,250 outstanding phantom units, which represents all outstanding phantom units held by APL’s CEO, automatically vested and were issued.

All phantom units outstanding under the APL LTIPs at December 31, 2012 include DERs. The amounts paid with respect to APL LTIP DERs were $2.0 million, $0.8 million and $0.2 million, respectively, for the years ended December 31, 2012, 2011 and 2010. These amounts were recorded as reductions of non-controlling interest on the Partnership’s consolidated balance sheet.

The following table sets forth the APL LTIP phantom unit activity for the periods indicated:

	Years Ended December 31,
	2012		2011		2010
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	394,489	$21.63	490,886	$11.75	52,233	$39.72
Granted	907,637	34.94	178,318	33.47	575,112	10.49
Vested and issued(1)(2)	(181,209)	17.88	(233,465)	11.34	(126,584)	17.11
Forfeited	(67,675)	29.83	(41,250)	13.49	(9,875)	17.39

Outstanding, end of year(3)(4)	1,053,242	$33.21	394,489	$21.63	490,886	$11.75

Non-cash compensation expense recognized (in thousands)(5)		$11,635		$3,271		$3,480

(1)	The intrinsic values for phantom unit awards vested and issued during the years ended December 31, 2012, 2011 and 2010 were $5.5 million, $7.4 million and $1.5 million, respectively.
(2)	There were 792 and 414 matured phantom units, which were settled for $26,000 and $14,000 cash during the years ended December 31, 2012 and 2011, respectively. No phantom units were cash settled during the year ended December 31, 2010.
(3)	There were 17,926 and 14,675 outstanding phantom unit awards at December 31, 2012 and 2011, respectively, which were classified as liabilities due to a cash option available on the related phantom unit awards.
(4)	The aggregate intrinsic values for phantom unit awards outstanding at December 31, 2012 and 2011 were $33.3 million and $14.7 million, respectively.
(5)	Non-cash compensation expense for the year ended December 31, 2011 includes incremental compensation expense of $0.5 million, related to the accelerated vesting of phantom units held by APL’s CEO. Non-cash compensation expense for the year ended December 31, 2010 includes $2.2 million related to Bonus Units converted to phantom units.

At December 31, 2012, APL had approximately $23.2 million of unrecognized compensation expense related to unvested phantom units outstanding under the APL LTIPs based upon the fair value of the awards, which is expected to be recognized over a weighted average period of 2.2 years.

APL Unit Options. At December 31, 2012, there were no unit options outstanding. On February 17, 2011, the employment agreement with the CEO of APL’s General Partner was terminated in connection with the Chevron Merger (see Note 3) and 50,000 outstanding unit options held by the CEO automatically vested. As of December 31, 2012, all unit options had been exercised.

The following table sets forth the APL LTIPs’ unit option activity for the periods indicated:

	Years Ended December 31,
	2012		2011		2010
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of year	—	$—	75,000	$6.24	100,000	$6.24
Exercised(1)	—	—	(75,000)	6.24	(25,000)	6.24

Outstanding, end of year(2)	—	$—	—	$—	75,000	$6.24

Non-cash compensation expense recognized (in thousands)(3)		$—		$3		$4

(1)	The intrinsic values for the options exercised during the year ended December 31, 2011 and 2010, were $1.7 million and $0.5 million, respectively. Approximately $0.5 million and $0.2 million were received from the exercise of unit option awards during the year ended December 31, 2011 and 2010, respectively.
(2)	No options are outstanding or exercisable at December 31, 2012.
(3)	Incremental expense of $2,000, related to the accelerated vesting of options held by APL’s CEO, was recognized during the year ended December 31, 2011.

At December 31, 2012, APL had no unrecognized compensation expense related to unvested unit options outstanding under APL’s LTIPs based upon the fair value of the awards.

APL uses the Black-Scholes option pricing model to estimate the weighted average fair value of options granted. No options were granted during the years ended December 31, 2012, 2011 and 2010 under the APL LTIPs.

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

At December 31, 2012, APL had no outstanding APL Bonus Units under the Cash Plan and does not anticipate any further grants under the Cash Plan. APL recognized compensation expense related to these awards based upon the fair value, which is re-measured each reporting period based upon the current fair value of the underlying common units. During the years ended December 31, 2012 and 2011, 25,500 APL Bonus Units and 24,750 APL Bonus Units, respectively, vested and cash payments were made for $0.7 million and $0.9 million, respectively. APL recognized income of $0.1 million and $0.2 million during the years ended December 31, 2012 and 2010, respectively, and expense of $0.9 million during the year ended December 31, 2011, which was recorded within general and administrative expense on the Partnership’s consolidated combined statements of operations. APL had $0.8 million at December 31, 2011, included within accrued liabilities on the Partnership’s consolidated balance sheet with regard to these awards, which represented their fair value as of that date.

NOTE 19 — OPERATING SEGMENT INFORMATION

The Partnership’s operations include three reportable operating segments (see Note 2). These operating segments reflect the way the Partnership manages its operations and makes business decisions. Operating segment data for the periods indicated were as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Atlas Resource:
Revenues	$267,629	$247,522	$344,678
Operating costs and expenses	(245,832)	(189,511)	(228,994)
Depreciation, depletion and amortization expense	(52,582)	(31,938)	(40,758)
Asset impairment	(9,507)	(6,995)	(50,669)
Gain (loss) on asset sales and disposal	(6,980)	87	(2,947)

Interest expense	(4,195)	—	—

Segment income (loss)	$(51,467)	$19,165	$21,310

Atlas Pipeline:
Revenues	$1,236,819	$1,306,450	$939,889
Operating costs and expenses	(1,037,406)	(1,138,898)	(803,967)
Depreciation, depletion and amortization expense	(90,029)	(77,435)	(74,897)
Gain (loss) on asset sales and disposal	—	256,202	(10,729)
Interest expense	(41,760)	(31,603)	(87,273)
Loss on extinguishment of debt	—	(19,574)	(4,359)

Segment income (loss)	$67,624	$295,142	$(41,336)

Corporate and other:
Revenues	$1,575	$16,602	$2,097
Operating costs and expenses	(34,048)	(16,694)	(3,540)
Depreciation, depletion and amortization expense	—	—	—
Gain (loss) on asset sales and disposal	—	3	—
Interest expense	(565)	(6,791)	(3,175)

Segment loss	$(33,038)	$(6,880)	$(4,618)

Reconciliation of segment income (loss) to net income (loss) from continuing operations:
Segment income (loss):
Atlas Resource	$(51,467)	$19,165	$21,310
Atlas Pipeline	67,624	295,142	(41,336)
Corporate and other	(33,038)	(6,880)	(4,618)

Net income (loss) from continuing operations	(16,881)	307,427	(24,644)

Capital expenditures:
Atlas Resource	$127,226	$47,324	$93,608
Atlas Pipeline	373,533	245,426	45,752
Corporate and other	—	—	—

Total capital expenditures	$500,759	$292,750	$139,360

	December 31,	December 31,
	2012	2011
Balance sheet:
Goodwill:
Atlas Resource	$31,784	$31,784
Atlas Pipeline	319,285	—
Corporate and other	—	—

	$351,069	$31,784

Total assets:
Atlas Resource	$1,498,952	$702,366
Atlas Pipeline	3,065,638	1,930,812
Corporate and other	32,604	51,593

	$4,597,194	$2,684,771

NOTE 20 – SUBSEQUENT EVENTS

Cash Distribution. On January 24, 2013, the Partnership declared a cash distribution of $0.30 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended December 31, 2012. The $15.4 million distribution was paid on February 19, 2013 to unitholders of record at the close of business on February 6, 2013.

Atlas Pipeline

Senior Notes. On February 11, 2013, APL issued $650.0 million of 5.875% unsecured Senior Notes due 2023 (“5.875% APL Senior Notes”) in a private placement transaction. The 5.875% APL Senior Notes were issued at par. APL received net proceeds of $637.8 million and plans to utilize the proceeds to redeem any or all of its outstanding 8.75% APL Senior Notes and repay a portion of its outstanding indebtedness under its revolving credit facility. APL has agreed to file a registration statement with respect to the 5.875% Senior Notes. On January 28, 2013, APL commenced a cash tender offer for any and all of its outstanding $365.8 million 8.75% APL Senior Notes, excluding unamortized premium, and a solicitation of consents to eliminate most of the restrictive covenants and certain of the events of default contained in the indenture governing the 8.75% APL Senior Notes. Approximately $268.4 million aggregate principal amount of the 8.75% Senior Notes (representing approximately 73.4% of the outstanding 8.75% APL Senior Notes) were validly tendered as of the expiration date of the consent solicitation. APL estimates $5.4 million of accelerated amortization of deferred financing costs associated with the retirement of debt to be recorded in 2013, related to the retirement of the 8.75% APL Senior Notes. On February 11, 2013, APL accepted for purchase all 8.75% Senior Notes validly tendered as of the expiration of the consent solicitation and entered into a supplemental indenture amending and supplementing the 8.75% Senior Note Indenture. APL also issued a notice to redeem all the 8.75% APL Senior Notes not purchased in connection with the tender offer. APL plans to fund the redemption with a portion of the net proceeds from the issuance of the 5.875% APL Senior Notes.

Cash Distribution. On January 23, 2013, APL declared a cash distribution of $0.58 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended December 31, 2012. The $40.6 million distribution, including $3.1 million to the Partnership, as general partner, was paid on February 14, 2013 to unitholders of record at the close of business on February 7, 2013.

Acquisition of Gas Gathering Systems and Related Assets. On January 7, 2013, APL paid $6.0 million for the first of two Trigger Payments related to the acquisition of a gas gathering system and related assets in February 2012. APL agreed to pay up to an additional $12.0 million, payable in two equal amounts subject to delivery of certain minimum volumes of natural gas from a specified area within certain specified time periods. Sufficient volumes were achieved in December 2012 to meet the required minimum volumes for the first Trigger Payment.

Atlas Resource

Cash Distribution. On January 24, 2013, ARP declared a cash distribution of $0.48 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended December 31, 2012. The $23.6 million distribution, including $0.6 million to the Partnership, as general partner, and $1.8 million to its preferred limited partners, was paid on February 14, 2013 to unitholders of record at the close of business on February 6, 2013.

Senior Notes. On January 23, 2013, ARP issued $275.0 million of 7.75% senior unsecured notes due on January 15, 2021 (“7.75% ARP Senior Notes”). ARP used the net proceeds of approximately $268.3 million, net of underwriting fees and other offering costs of $6.7 million, to repay all of the indebtedness and accrued interest outstanding under its term loan credit facility and a portion of that outstanding under its revolving credit facility (see Note 10). Under the terms of ARP’s revolving credit facility, the borrowing base was reduced by 15% of the 7.75% ARP Senior Notes to $368.8 million. In connection with the retirement of ARP’s term loan credit facility and the reduction in its revolving credit facility borrowing base, ARP accelerated $2.2 million of amortization expense related to deferred financing costs in January 2013. Interest on the 7.75% ARP Senior Notes is payable semi-annually on January 15 and July 15. At any time prior to January 15, 2016, the 7.75% ARP Senior Notes are redeemable up to 35% of the outstanding principal amount with the net cash proceeds of equity offerings at the redemption price of 107.75%. The 7.75% ARP Senior Notes are also subject to repurchase at a price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a change of control or upon certain asset sales if ARP does not reinvest the net proceeds within 18 months. At any time prior to January 15, 2017, the 7.75% ARP Senior Notes are redeemable, in whole or in part, at a “make whole” redemption price as defined in the indenture, plus accrued and unpaid interest and additional interest, if any. On and after January 15, 2017, the 7.75% ARP Senior Notes are redeemable, in whole or in part, at a redemption price of 103.875%, decreasing to 101.938% on January 15, 2018 and 100% on January 15, 2019. The indenture governing the 7.75% ARP Senior Notes contains covenants, including limitations of ARP’s ability to incur certain liens, incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase, or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of ARP’s assets.

NOTE 21 – SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

Oil and Gas Reserve Information. The preparation of ARP’s natural gas and oil reserve estimates was completed in accordance with its prescribed internal control procedures by its reserve engineers. The accompanying reserve information included below was derived from the reserve reports prepared for ARP’s annual report on Form 10-K for the year ended

December 31, 2012. For the periods presented, Wright and Company, Inc., an independent third-party reserve engineer, was retained to prepare a report of proved reserves. The reserve information includes natural gas and oil reserves which are all located throughout the United States, primarily in Ohio, Oklahoma, Pennsylvania and Texas. The independent reserves engineer’s evaluation was based on more than 36 years of experience in the estimation of and evaluation of petroleum reserves, specified economic parameters, operating conditions, and government regulations. The Partnership’s and ARP’s internal control procedures include verification of input data delivered to its third-party reserve specialist, as well as a multi-functional management review. The preparation of reserve estimates was overseen by ARP’s Senior Reserve Engineer, who is a member of the Society of Petroleum Engineers and has more than 14 years of natural gas and oil industry experience. The reserve estimates were reviewed and approved by ARP’s senior engineering staff and management, with final approval by ARP’s Senior Vice President.

The reserve disclosures that follow reflect ARP’s estimates of proved reserves, proved developed reserves and proved undeveloped reserves, net of royalty interests, of natural gas, crude oil and NGLs owned at year end and changes in proved reserves during the last three years. Proved oil and gas reserves are those quantities of oil and gas, that by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations – prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. Proved developed reserves are those reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well. Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time. Estimates for undeveloped reserves cannot be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty. The proved reserves quantities and future net cash flows as of December 31, 2012, 2011 and 2010 were estimated using an unweighted 12-month average pricing based on the prices on the first day of each month during the years ended December 31, 2012, 2011 and 2010, including adjustments related to regional price differentials and energy content.

There are numerous uncertainties inherent in estimating quantities of proven reserves and in projecting future net revenues and the timing of development expenditures. The reserve data presented represents estimates only and should not be construed as being exact. In addition, the standardized measures of discounted future net cash flows may not represent the fair market value of oil and gas reserves included within ARP or the present value of future cash flows of equivalent reserves, due to anticipated future changes in oil and gas prices and in production and development costs and other factors, for their effects have not been proved.

Reserve quantity information and a reconciliation of changes in proved reserve quantities included within ARP are as follows (unaudited):

	Gas (Mcf)	Oil (Bbls)(1)	NGLs (Bbls)(1)
Balance, January 1, 2010	183,654,964	1,822,722	—
Extensions, discoveries and other additions(2)	64,776,600	—	—
Sales of reserves in-place	(9,241,358)	—	—
Purchase of reserves in-place	366,276	1,203	—
Transfers to limited partnerships	(8,824,000)	—	—
Revisions(3)	(41,580,400)	326,913	—
Production	(13,087,079)	(318,303)	—

Balance, December 31, 2010	176,065,003	1,832,535	—
Extensions, discoveries and other additions(2)	9,966,952	8,217	—
Sales of reserves in-place	(990)	—	—
Purchase of reserves in-place	586,662	2,216	—

	Gas (Mcf)	Oil (Bbls)(1)	NGLs (Bbls)(1)
Transfers to limited partnerships	(6,042,432)	—	—
Revisions(4)	(11,436,615)	77,661	—
Production	(11,462,149)	(274,330)	—

Balance, December 31, 2011	157,676,431	1,646,299	—
Extensions, discoveries and other additions(2)	6,756,817	10,688	—
Sales of reserves in-place	—	—	—
Purchase of reserves in-place	462,504,519	7,485,998	16,212,356
Transfers to limited partnerships	—	—	—
Revisions(5)	(27,760,192)	(153,413)	206,091
Production	(25,403,318)	(120,736)	(356,550)

Balance, December 31, 2012	573,774,257	8,868,836	16,061,897

Proved developed reserves at:
January 1, 2010	140,392,057	1,785,712	—
December 31, 2010	137,393,017	1,832,535	—
December 31, 2011	138,403,225	1,638,083	—
December 31, 2012	338,655,324	3,400,447	7,884,778

Proved undeveloped reserves at:
January 1, 2010	43,262,907	37,010	—
December 31, 2010	38,671,986	—	—
December 31, 2011	19,273,206	8,216	—
December 31, 2012	235,118,932	5,468,389	8,177,120

(1)	Oil includes NGL information for the years ended December 31, 2011 and 2010, which was less than 500 MBbls.
(2)	Principally includes increases of proved reserves due to the addition of Marcellus wells.
(3)	Represents a downward revision, and related impairment charge, related to ARP’s shallow natural gas wells in Pennsylvania and Ohio, principally due to the reduction of drilling plans in the Clinton/Medina and Upper Devonian formations over the next five years.
(4)	Represents a downward revision of proved undeveloped reserves in the New Albany Shale due to the reduction of certain drilling plans related to ARP’s shallow natural gas wells, as well as a downward revision and related impairment charge related to ARP’s shallow natural gas wells in Colorado.
(5)

Represents a downward revision and related impairment charge related to ARP’s shallow natural gas wells in Michigan and Colorado due to declines in the average 1st day of the month price for the year ended December 31, 2012 as compared with the year ended December 31, 2011.

Capitalized Costs Related to Oil and Gas Producing Activities. The components of capitalized costs related to oil and gas producing activities of ARP during the periods indicated were as follows (in thousands):

	Years Ended December 31,
	2012	2011
Natural gas and oil properties:
Proved properties	$1,468,886	$892,907
Unproved properties	292,053	43,253
Support equipment	13,110	9,413

	1,774,049	945,573
Accumulated depreciation, depletion and amortization	(504,625)	(451,924)

Net capitalized costs	$1,269,424	$493,649

Results of Operations from Oil and Gas Producing Activities. The results of operations related to ARP’s oil and gas producing activities during the periods indicated were as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Revenues	$92,901	$66,979	$93,050
Production costs	(26,624)	(17,100)	(23,323)
Depreciation, depletion and amortization	(47,000)	(27,430)	(36,668)
Asset impairment(1)	(9,507)	(6,995)	(50,669)

Years Ended December 31,
2012	2011	2010
$9,770	$15,454	$(17,610)

(1)	During the year ended December 31, 2012, ARP recognized $9.5 million of impairment related to its shallow natural gas wells in the Antrim and Niobrara Shales. During the year ended December 31, 2011, ARP recognized $7.0 million of impairment related to its shallow natural gas wells in the Niobrara Shale. During the year ended December 31, 2010, ARP recognized $50.7 million of impairment related to its shallow natural gas wells in the Chattanooga and Upper Devonian shales.

Costs Incurred in Oil and Gas Producing Activities. The costs incurred by ARP in its oil and gas activities during the periods indicated are as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Property acquisition costs:
Proved properties	$528,684	$9,199	$3,007
Unproved properties	213,638	323	2,259
Exploration costs(1)	1,026	1,156	—
Development costs	83,538	29,809	74,821

Total costs incurred in oil & gas producing activities	$826,886	$40,487	$80,087

(1)	There were no exploratory wells drilled during the years ended December 31, 2012, 2011 and 2010.

The following schedule presents the standardized measure of estimated discounted future net cash flows relating to ARP’s proved oil and gas reserves. The estimated future production was priced at a twelve-month average for the years ended December 31, 2012, 2011 and 2010, adjusted only for regional price differentials and energy content. The resulting estimated future cash inflows were reduced by estimated future costs to develop and produce the proved reserves based on year-end cost levels and includes the effect on cash flows of settlement of asset retirement obligations on gas and oil properties. The future net cash flows were reduced to present value amounts by applying a 10% discount factor. The standardized measure of future cash flows was prepared using the prevailing economic conditions existing at the dates presented and such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of recoverable reserves or in estimating future results of operations (in thousands):

	Years Ended December 31,
	2012	2011	2010
Future cash inflows	$2,930,514	$949,286	$1,045,725
Future production costs	(1,185,084)	(425,493)	(464,392)
Future development costs	(441,423)	(27,266)	(35,357)

Future net cash flows	1,304,007	496,527	545,976
Less 10% annual discount for estimated timing of cash flows	(680,331)	(276,668)	(309,346)

Standardized measure of discounted future net cash flows	$623,676	$219,859	$236,630

The following table summarizes the changes in the standardized measure of discounted future net cash flows from estimated production of proved oil and gas reserves (in thousands), including amounts related to asset retirement obligations. Since ARP allocates taxable income to its owner, no recognition has been given to income taxes:

	Years Ended December 31,
	2012	2011	2010
Balance, beginning of year	$219,859	$236,630	$178,818
Increase (decrease) in discounted future net cash flows:
Sales and transfers of oil and gas, net of related costs	(54,969)	(46,304)	(51,522)
Net changes in prices and production costs	(87)	(34)	41,978
Revisions of previous quantity estimates	(6,378)	757	21,598
Development costs incurred	575	1,842	7,565
Changes in future development costs	—	(3,591)	(803)
Transfers to limited partnerships	—	(8,022)	(4,148)
Extensions, discoveries, and improved recovery less related costs	64	14,923	54,887
Purchases of reserves in-place	510,467	736	492
Sales of reserves in-place	—	(1)	(12,254)
Accretion of discount	21,986	23,663	17,882

	Years Ended December 31,
	2012	2011	2010
Estimated settlement of asset retirement obligations	(2,823)	(3,105)	(6,074)
Estimated proceeds on disposals of well equipment	3,806	3,363	2,227
Changes in production rates (timing) and other	(68,824)	(998)	(14,016)

Outstanding, end of year	$623,676	$219,859	$236,630

NOTE 22 – QUARTERLY RESULTS (Unaudited)

	Fourth Quarter(1)	Third Quarter(1)	Second Quarter(1)	First Quarter(1)
	(in thousands, except unit data)
Year ended December 31, 2012:
Revenues	$439,004	$354,773	$363,039	$364,627
Income (loss) from continuing operations	$(31,917)	$(21,392)	$51,570	$(15,142)
Income (loss) from discontinued operations	—	—	—	—

Net income (loss)	(31,917)	(21,392)	51,570	(15,142)
(Income) loss attributable to non-controlling interests	17,042	9,982	(59,191)	(3,365)
(Income) loss not attributable to common limited partners (results of operations of the Transferred Business as of and prior to February 17, 2011, the date of acquisition (see Note 2)	—	—	—	—

Net loss attributable to common limited partners	$(14,875)	$(11,410)	$(7,621)	$(18,507)

Net income (loss) attributable to common limited partners per unit – basic:
Loss from continuing operations attributable to common limited partners	$(0.29)	$(0.22)	$(0.15)	$(0.36)
Income from discontinued operations attributable to common limited partners	—	—	—	—

Net loss attributable to common limited partners	$(0.29)	$(0.22)	$(0.15)	$(0.36)

(1)

For the first, second, third and fourth quarters of the year ended December 31, 2012, approximately 2,260,000, 3,084,000, 3,011,000 and 3,111,000 units, respectively, were excluded from the computation of diluted net income (loss) per common unit because the inclusion of such units would have been anti-dilutive.

	Fourth Quarter(1)	Third Quarter	Second Quarter	First Quarter
	(in thousands, except unit data)
Year ended December 31, 2011:
Revenues	$415,535	$441,400	$408,837	$304,802
Income (loss) from continuing operations	$(9,628)	$50,907	$24,438	$241,710
Income (loss) from discontinued operations	—	—	—	(81)

Net income (loss)	(9,628)	50,907	24,438	241,629
(Income) loss attributable to non-controlling interests	5,454	(43,794)	(7,925)	(211,378)
(Income) loss not attributable to common limited partners (results of operations of the Transferred Business as of and prior to February 17, 2011, the date of acquisition (see Note 2)	—	—	—	(4,711)

Net income (loss) attributable to common limited partners	$(4,174)	$7,113	$16,513	$25,540

Net income (loss) attributable to common limited partners per unit – basic:
Income (loss) from continuing operations attributable to common limited partners	$(0.08)	$0.13	$0.31	$0.65
Income from discontinued operations attributable to common limited partners	—	—	—	—

Net income (loss) attributable to common limited partners	$(0.08)	$0.13	$0.31	$0.65

(1)

For the fourth quarter of the year ended December 31, 2011, approximately 1,933,000 units, respectively, were excluded from the computation of diluted net income (loss) per common unit because the inclusion of such units would have been anti-dilutive.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:	CONTROLS AND PROCEDURES

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

Under the supervision of our general partner’s Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, excluding assets acquired from Titan, DTE and Cardinal. Based upon that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In conducting management’s evaluation of the effectiveness of its internal control over financial reporting, management has excluded, due to the timing, size, and complexity, the operations of ARP’s newly acquired assets from Titan and DTE, which were acquired in July 2012 and December 2012, respectively, and APL’s newly acquired assets from Cardinal from its December 31, 2012 Sarbanes-Oxley 404 review (see “Item 8. Financial Statements and Supplemental Data – Note 4”). In connection with these acquisitions, ARP and APL have entered into transition services agreements with the previous owners. As a result, ARP did not begin to perform substantially all accounting control functions related to its Titan acquisition until January 1, 2013 and ARP and APL will not begin to perform accounting control functions related to the DTE and Cardinal acquisitions until March 1, 2013 and March 20, 2013, respectively. Titan, DTE and Cardinal constituted 5%, 6% and 16%, respectively, of our total assets and less than 1%, respectively, of our total revenues for the year ended December 31, 2012. We are continuing to integrate these systems’ historical internal controls over financial reporting with our existing internal controls over financial reporting. This integration may lead to changes in our or the acquired systems’ historical internal controls over financial reporting in future fiscal reporting periods. In April 2012, ARP acquired certain assets from Carrizo, which have been fully integrated into our existing internal control environment. Other than the previously mentioned items, there have been no changes in our internal control over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2012. Grant Thornton LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2012, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Unitholders

Atlas Energy, L.P.

We have audited the internal control over financial reporting of Atlas Energy, L.P. (a Delaware limited partnership) and subsidiaries (collectively the “Partnership”) as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Partnership’s internal control over financial reporting does not include the internal control over financial reporting of Titan, DTE and Cardinal, which are wholly-owned subsidiaries, whose financial statements reflect aggregate total assets and revenues constituting 27% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012. As indicated in Management’s Report, Titan, DTE and Cardinal were acquired during 2012, and therefore, management’s assertion on the effectiveness of the Partnership’s internal control over financial reporting excluded internal control over financial reporting of Titan, DTE and Cardinal.

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

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated combined financial statements of the Partnership as of and for the year ended December 31, 2012, and our report dated February 28, 2013, expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Cleveland, Ohio

February 28, 2013

ITEM 9B:	OTHER INFORMATION

None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our general partner manages our activities. Unitholders do not directly or indirectly participate in our management or operation or have actual or apparent authority to enter into contracts on our behalf or to otherwise bind us. Our general partner will be liable, as general partner, for all of our debts to the extent not paid, except to the extent that indebtedness or other obligations incurred by us are specifically with recourse only to our assets. Whenever possible, our general partner intends to limit recourse on our indebtedness or other obligations only to our assets.

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

Until the consummation of the merger with Chevron Corporation, a Delaware corporation (“Chevron”), in which Atlas Energy Inc. (“AEI”) became a wholly-owned subsidiary of Chevron on February 17, 2011 (the “Chevron Merger”), we did not directly employ any of the persons responsible for our management or operation. Rather, AEI personnel managed and operated our business. With the completion of the Chevron Merger, we are no longer affiliated with AEI. We employ certain former AEI employees, including the members of our senior management. In addition, as a result of the sale of assets from AEI to us on February 17, 2011 (the “AHD Transactions”), we own our general partner, and our unitholders elect our general partner’s board of directors rather than AEI.

Board of Directors and Executive Officers of Our General Partner

The following table sets forth information with respect to the executive officers and directors of our general partner:

Name	Age	Position with the general partner	Year in which service began	Term expires

Edward E. Cohen	74	Chief Executive Officer, President and Director	2006	2014
Sean P. McGrath	41	Chief Financial Officer	2011	—
Jonathan Z. Cohen	42	Executive Chairman of the Board	2006	2013
Matthew A. Jones	51	Senior Vice President and President and Chief Operating Officer of E&P Division	2011	—
Eugene N. Dubay	64	Senior Vice President of Midstream	2011	—
Freddie M. Kotek	57	Senior Vice President of Investment Partnership Division	2011
Lisa Washington	45	Vice President, Chief Legal Officer and Secretary	2011	—
Jeffrey M. Slotterback	30	Chief Accounting Officer	2011	—
Carlton M. Arrendell	51	Director	2011	2013
Mark C. Biderman	67	Director	2011	2013
Dennis A. Holtz	72	Director	2011	2015
William G. Karis	64	Director	2006	2015
Harvey G. Magarick	73	Director	2006	2015
Ellen F. Warren	56	Director	2011	2014

Edward E. Cohen has served as our Chief Executive Officer and President since February 2011. Mr. Cohen was the Chair of the Board of our general partner from its formation in January 2006 until February 2011. Mr. Cohen served as the Chief Executive Officer of our general partner from its formation in January 2006 until February 2009. Mr. Cohen has served on the executive committee of our general partner since 2006. Mr. Cohen also was the Chair of the Board and Chief Executive Officer of Atlas Energy, Inc. (formerly known as Atlas America, Inc.) from its organization in 2000 until the consummation of the Chevron Merger in February 2011 (the “Chevron Merger”) and also served as its President from September 2000 to October 2009. Mr. Cohen has been the Executive Chair of the managing board of Atlas Pipeline Partners GP, LLC (“Atlas Pipeline GP”), since its formation in 1999. Mr. Cohen was the Chief Executive Officer of Atlas Pipeline GP from 1999 to January 2009. Mr. Cohen has served as Chair of the board and Chief Executive Officer of Atlas Resource Partners GP, LLC (“Atlas Resource GP”) since February 2012. Mr. Cohen was the Chair of the Board and Chief Executive Officer of Atlas Energy Resources, LLC and its manager, Atlas Energy Management, Inc. from their formation in June 2006 until the consummation of the Chevron Merger in February 2011. In addition, Mr. Cohen has been Chair of the board of directors of Resource America, Inc. (a publicly-traded specialized asset management company) since 1990 and was its Chief Executive Officer from 1988 until 2004, and President from 2000 until 2003; Chair of the board of Resource Capital Corp. (a publicly-traded real estate investment trust) since its formation in September 2005 until November 2009 and currently serves on its board; and chair of the Board of Brandywine Construction & Management, Inc. (a property management company) since 1994. Mr. Cohen is the father of Jonathan Z. Cohen. Mr. Cohen has been active in the energy business for over 30 years. Mr. Cohen’s strong financial and energy industry experience, along with his deep knowledge of the company resulting from his long tenure with the company and its predecessors, enables Mr. Cohen to provide valuable perspectives on many issues facing the company. Mr. Cohen’s service on the Board of our general partner creates an important link between management and the Board and provides the company with decisive and effective leadership. Mr. Cohen’s extensive experience in founding, operating and managing public and private companies of varying size and complexity enables him to provide valuable expertise to the company. Additionally, among the reasons for his appointment as a director, Mr. Cohen brings to the Board the vast experience that he has accumulated through his activities as a financier, investor and operator in various parts of the country. These diverse experiences have enabled Mr. Cohen to bring unique perspectives to the Board, particularly with respect to business management, financial markets and financing transactions and corporate governance issues.

Sean P. McGrath has been our Chief Financial Officer since February 2011. Before that he was the Chief Accounting Officer of AEI and the Chief Accounting Officer of Atlas Energy Resources, LLC from December 2008 until February 2011. Mr. McGrath has served as the Chief Financial Officer of Atlas Resource GP since February 2012, and served as the Chief Accounting Officer of our general partner from January 2006 until November 2009 and as the Chief Accounting Officer of Atlas Pipeline GP from May 2005 until November 2009. Mr. McGrath was the Controller of Sunoco Logistics Partners L.P., a publicly-traded partnership that transports, terminals and stores refined products and crude oil, from 2002 to 2005. Mr. McGrath is a Certified Public Accountant.

Jonathan Z. Cohen has served as the Executive Chair of the Board of our general partner since January 2012. Before that, he served as Chair of the Board of our general partner from February 2011 until January 2012 and as Vice Chair of the Board of our general partner from its formation in January 2006 until February 2011. Mr. Cohen has served as chair of the executive committee of our general partner since 2006. Mr. Cohen was the Vice Chair of the Board of Atlas Energy, Inc. from its incorporation in September 2000 until the consummation of the Chevron Merger in February 2011. Mr. Cohen has been the Executive Vice Chair of the managing board of Atlas Pipeline GP since its formation in 1999 and Vice Chair of the board of Atlas Resource GP since February 2012. Mr. Cohen was the Vice Chair of the board of Atlas Energy Resources, LLC and its manager, Atlas Energy Management, Inc. from their formation in June 2006 until the consummation of the Chevron Merger in February 2011. Mr. Cohen has been a senior officer of Resource America, Inc. (a publicly-traded specialized asset management company) since 1998, serving as the Chief Executive Officer since 2004, President since 2003 and a director since 2002. Mr. Cohen has been Chief Executive Officer, President and a director of Resource Capital Corp. since its formation in 2005. Mr. Cohen is a son of Edward E. Cohen. Mr. Cohen’s extensive knowledge of the company resulting from his long length of service with the company and its predecessors, as well as his strong financial and industry experience, allow him to contribute valuable perspectives on many issues facing the company. Mr. Cohen’s service on the Board of our general partner creates an important link between management and the Board and provides the company with decisive and effective leadership. Mr. Cohen’s involvement with public and private entities of varying size, complexity and focus and raising debt and equity for such entities provides him with extensive experience and contacts that are valuable to the company. Additionally, among the reasons for his appointment as a director, Mr. Cohen’s financial, business, operational and energy experience as well as the experience that he has accumulated through his activities as a financier and investor, add strategic vision to our general partner’s Board to assist with our growth, operations and development. Mr. Cohen is able to draw upon these diverse experiences to provide guidance and leadership with respect to exploration and production operations, capital markets and corporate finance transactions and corporate governance issues.

Matthew A. Jones has been Senior Vice President of our general partner and President and Chief Operating Officer of our exploration and production division since February 2011. Before that, he was the Chief Financial Officer of AEI from March 2005 and an Executive Vice President from October 2009 until February 2011. Mr. Jones has been the President and

Chief Operating Officer and a director of Atlas Resource Partners GP since March 2012, and was the Chief Financial Officer of Atlas Energy Resources, LLC and Atlas Energy Management, Inc. from their formation in June 2006 until the consummation of the Chevron Merger in February 2011. Mr. Jones served as the Chief Financial Officer of our general partner from January 2006 until September 2009 and as a member of the Board from February 2006 until February 2011. Mr. Jones was the Chief Financial Officer of Atlas Pipeline GP from March 2005 to September 2009. From 1996 to 2005, Mr. Jones worked in the Investment Banking Group at Friedman Billings Ramsey, concluding as Managing Director. Mr. Jones worked in Friedman Billings Ramsey’s Energy Investment Banking Group from 1999 to 2005. Mr. Jones served as a director of our general partner from February 2006 to February 2011. Mr. Jones is a Chartered Financial Analyst.

Eugene N. Dubay has been our Senior Vice President of Midstream since February 2011. Before that, he was the Chief Executive Officer and President and a director of our general partner from February 2009 until February 2011. Mr. Dubay has been President and Chief Executive Officer of Atlas Pipeline GP since January 2009. Mr. Dubay has served as a member of the managing board of Atlas Pipeline GP since October 2008, where he served as an independent member until his appointment as President and Chief Executive Officer. Mr. Dubay has been the President of Atlas Pipeline Mid-Continent, LLC since January 2009. Mr. Dubay was the Chief Operating Officer of Continental Energy Systems LLC, the parent of SEMCO Energy, from 2002 to January 2009. Mr. Dubay has also held positions with ONEOK, Inc. and Southern Union Company and has over 20 years’ experience in midstream assets and utilities operations, strategic acquisitions, regulatory affairs and finance.

Freddie M. Kotek has been our Senior Vice President of the Investment Partnership Division of our general partner since February 2011. Before that, he was the Executive Vice President of AEI from February 2004 until February 2011 and served as a director from September 2001 until February 2004. Mr. Kotek has been Senior Vice President of Atlas Resource GP since March 2012, and Chairman of Atlas Resources, LLC since September 2001. He has also served as Chief Executive Officer and President of Atlas Resources since January 2002. Mr. Kotek served as AEI’s Chief Financial Officer from February 2004 until March 2005. Mr. Kotek was a Senior Vice President of Resource America from 1995 until May 2004 and President of Resource Leasing, Inc. (a wholly-owned subsidiary of Resource America) from 1995 until May 2004.

Lisa Washington has been our Vice President, Chief Legal Officer and Secretary of our general partner since February 2011. Ms. Washington has been the Chief Legal Officer and Secretary of Atlas Resource GP since February 2012. Ms. Washington served as Chief Legal Officer and Secretary of our general partner from January 2006 to October 2009 and as a Senior Vice President of our general partner from October 2008 to October 2009. Ms. Washington served as Chief Legal Officer and Secretary of Atlas Pipeline GP from November 2005 to October 2009, a Senior Vice President from October 2008 to October 2009 and a Vice President from November 2005 until October 2008. Ms. Washington served as Chief Legal Officer and Secretary of AEI, from November 2005 until February 2011, a Senior Vice President from October 2008 until February 2011 and. a Vice President from November 2005 until October 2008. Ms. Washington served as Chief Legal Officer and Secretary of Atlas Energy Resources, LLC from 2006 until February 2011, a Senior Vice President from July 2008 until February 2011 and a Vice President from 2006 until July 2008. From 1999 to 2005, Ms. Washington was an attorney in the business department of the law firm of Blank Rome LLP.

Jeffrey M. Slotterback has been our Chief Accounting Officer since March 2011. Mr. Slotterback has also been the Chief Accounting Officer of Atlas Resource GP since March 2012. Mr. Slotterback served as the Manager of Financial Reporting for AEI from July 2009 until February 2011 and then served as the Manager of Financial Reporting for our general partner from February 2011 until March 2011. Mr. Slotterback served as Manager of Financial Reporting for both our general partner and Atlas Pipeline GP from May 2007 until July 2009. Mr. Slotterback was a Senior Auditor at Deloitte and Touche, LLP from 2004 until 2007, where he focused on energy and health care clients. Mr. Slotterback is a Certified Public Accountant.

Carlton M. Arrendell has served as a director since February 2011. Mr. Arrendell has been the Chief Investment Officer and a Vice President of Full Spectrum of NY LLC since May 2007. Prior to joining Full Spectrum, Mr. Arrendell served as a special consultant to the AFL-CIO Investment Trust Corporation following six years of service as Investment Trust Corporation’s Chief Investment Officer. Mr. Arrendell is a seasoned energy company director having previously served as a director of Atlas Energy, Inc. from February 2004 until February 2011 as well as the chair of its audit committee from 2004 to 2009. He is also an attorney admitted to practice law in Maryland and the District of Columbia. As a member of the National Association of Corporate Directors and a result of his legal background, Mr. Arrendell offers expertise in corporate governance matters. Mr. Arrendell brings over 25 years of business experience to the Board and his investment expertise is valuable to our company and our subsidiaries in evaluating acquisitions being pursued. In addition, the Board benefits from his strong background in finance.

Mark C. Biderman has served as a director since February 2011. Before that, he was a director of Atlas Energy, Inc. from July 2009 until February 2011. Mr. Biderman was Vice Chair of National Financial Partners Corp. (a publicly-traded financial services company) from September 2008 to December 2008. Before that, from November 1999 to September 2008, he was National Financial’s Executive Vice President and Chief Financial Officer. From May 1987 to October 1999, he served as Managing Director and Head of the Financial Institutions Group at CIBC World Markets Group (an investment banking firm) and its predecessor, Oppenheimer & Co., Inc. Mr. Biderman serves as a director and chair of the audit committee of Full Circle Capital Corporation (a publicly-traded investment company), as well as a member of its corporate governance and nominating committee, since August 2010. Mr. Biderman serves as a director, and chair of the compensation committee of Apollo Commercial Real Estate Finance, Inc. (a publicly-traded commercial real estate finance company) as well as a member of its audit committee, since November 2010. He also serves as a director and chair of the audit committee and as a member of the nominating and corporate governance committee of Apollo Residential Mortgage, Inc. (a publicly-traded residential real estate finance company) since July 2011. Mr. Biderman is a Chartered Financial Analyst. Mr. Biderman brings extensive financial expertise to the board as well as to the audit committee. Mr. Biderman brings over 40 years of business and financial experience to the Board, including his service as a chief financial officer for over eight years. Mr. Biderman also brings more than seven years of collective service on various boards of directors as well as his service on the audit committees of three other companies. In addition, the Board benefits from his business acumen and valuable financial experience.

Dennis A. Holtz has served as a director since February 2011. Before that, he was a director of Atlas Energy, Inc. from February 2004 to February 2011. Mr. Holtz maintained a corporate and real estate law practice in Philadelphia and New Jersey from 1988 until his retirement in January 2008. During that period, Mr. Holtz was counsel for or corporate secretary of numerous private and public business entities and this extensive experience with corporate governance issues was the reason he was chosen as chair of the nominating and governance committee. Mr. Holtz offers a unique and invaluable perspective into corporate governance matters, as a licensed attorney with 47 years of business experience. Additionally, Mr. Holtz has extensive knowledge of the energy industry having served as a director of former affiliated companies for nine years.

William G. Karis has served as a director since January 2006. Mr. Karis has been the principal of Karis and Associates, LLC (a consulting company that provides financial and consulting services to the coal industry) since 1997. Prior to that, Mr. Karis served in various positions at CONSOL Inc. (now CONSOL Energy Company) from 1976 to 1997, culminating in his service as President and CEO from January 1995 to September 1997. Mr. Karis is a member of the boards of directors and is chair of the audit and finance committees of Blue Danube Inc. and Greenbrier Minerals, LLC. Mr. Karis has more than 40 years of experience in the energy industry and has acquired a wealth of knowledge regarding the natural resources industry and the challenges and risks it faces. Mr. Karis has extensive knowledge of the company resulting from his seven years of service as a director. Mr. Karis serves as the chair of our general partner’s investment committee. Mr. Karis also brings valuable management insight in various areas based on his experience as a chief executive officer. In addition, the Board benefits from his investing and transaction experience as well his energy industry insight and experience.

Harvey G. Magarick has served as a director since January 2006. Mr. Magarick has maintained his own consulting practice since June 2004. From 1997 to 2004, Mr. Magarick was a partner at BDO Seidman (a national accounting firm). Mr. Magarick is a member of the board of trustees of the HC Capital Trust (an investment fund) and has been the chair of its audit committee since 2004. Mr. Magarick brings a strong accounting background to our general partner’s board and, as a “financial expert”, serves as the chair of our audit committee. Mr. Magarick has extensive knowledge of our company resulting from his seven years of service as a director. Having served as a partner at BDO Seidman and due to his experience as chair of an investment fund’s audit committee for the past eight years, Mr. Magarick has developed a wealth of financial knowledge with respect to the oversight of (i) the preparation of consolidated financial statements, (ii) internal audit functions and (iii) public accountants, skills which are critical to our company and particularly our audit committee. Mr. Magarick’s accounting experience is critical to understanding the varied issues that face us. In addition, Mr. Magarick’s wealth of finance and accounting experience enable him to provide guidance with respect to accounting matters and financing transactions.

Ellen F. Warren has served as a director since February 2011. Before that, she was a director of Atlas Energy, Inc. from September 2009 until February 2011. She is founder and President of OutSource Communications, a marketing communications firm that services corporate and nonprofit clients. Prior to founding OutSource Communications in August 2005, she was President of Levy Warren Marketing Media, a public relations and marketing firm she co-founded in March 1998. She was previously Vice President of Marketing/Communications for Jefferson Bank (a Philadelphia-based financial institution) from September 1992 to February 1998 and President of Diversified Advertising, Inc. (an advertising and marketing firm) from December 1984 to September 1992, where she provided marketing services to various industries, including the energy industry. Ms. Warren is a seasoned energy company director having served as an independent member of the board of Atlas Energy Resources, LLC from December 2006 until September 2009, where she chaired a special committee, and later on the board of Atlas Energy, Inc. Ms. Warren serves as chair of the general partner’s compensation committee. As a member of the National Association of Corporate Directors, Ms. Warren offers expertise in corporate governance matters. Ms. Warren has extensive public relations, corporate communications and marketing experience, having founded and led various marketing communications firms and is uniquely positioned to provide leadership to the Board in public relations and communications matters. Ms. Warren brings valuable management, communication, community involvement and leadership skills to our general partner’s board.

We have assembled a board of directors of our general partner comprised of individuals who bring diverse but complementary skills and experience to oversee our business. Our directors collectively have a strong background in energy, finance, law, marketing, accounting and management. Based upon the experience and attributes of the directors discussed herein, our board of our general partner determined that each of the directors should, as of the date hereof, serve on the board of our general partner.

Jonathan Z. Cohen serves as the executive chairman of the board of directors of our general partner and Edward E. Cohen serves as the chief executive officer and president of our general partner. The board of directors of our general partner believes that the most effective leadership structure at the present time is for separation of the executive chairman of the board of directors from the chief executive officer position. The chief executive officer and the executive chairman are in constant contact and serve together as the executive committee of the Company.

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

Based solely upon our review of reports received by us, or representations from certain reporting persons that no filings were required for those persons, we believe that during fiscal year 2012 our executive officers, directors of our general partner and persons who beneficially owned more than 10% of our common units complied with all applicable filing requirements.

Nominations to Our General Partner’s Board of Directors

Pursuant to our limited partnership agreement, our unitholders may nominate candidates for election to our general partner’s board by providing timely prior notice to our general partner as follows:

•

The notice must be delivered to our general partner not earlier than the close of business on the 120th day nor later than the close of business on the 90th day prior to the first anniversary of the preceding year’s annual meeting; provided, however, that in the event that the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, a limited partner’s notice to be timely must be so delivered not earlier than the close of business on the 120th day prior to the date of such annual meeting and not later than the close of business on the later of the 90th day prior to the date of such annual meeting or, if the first public announcement of the date of such annual meeting is less than 100 days prior to the date of such annual meeting, the 10th day following the day on which public announcement of the date of the annual meeting is first made. In no event shall an adjournment or postponement of an annual meeting, or the public announcement thereof, commence a new time period for the giving of a limited partner’s notice as described above.

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

•

If the notice relates to any business other than a nomination of a director that the unitholder proposes to bring before the meeting, the notice must, in addition to the matters set forth in paragraph above, also set forth: (A) a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest of the unitholder and beneficial owner, if any, in such business, (B) the text of the proposal or business (including the text of any resolutions proposed for consideration), and (C) a description of all agreements, arrangements and understandings between the unitholder and beneficial owner, if any, and any other person or persons (including their names) in connection with the proposal of such business by the unitholder.

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

Role in Risk Oversight

General

The Board’s role in risk oversight recognizes the multifaceted nature of risk management. The Board has empowered several Board committees with aspects of risk oversight. We administer our risk oversight function through our audit committee and Atlas Resource Partners and Atlas Pipeline Partners’ environmental, health and safety committees. The audit committee monitors material enterprise risks and, in order to assist in its oversight function, it oversaw the creation of the enterprise risk management committee consisting of senior officers from our various divisions that are responsible for day-to-day risk oversight. It meets with the members of the enterprise risk management committee as needed to discuss our risk management framework and related areas. The audit committee also reviews any major transactions or decisions affecting our risk profile or exposure, and reviews with counsel legal compliance and legal matters that could have a significant impact on our financial statements. Our audit committee also oversees our internal audit function, and is responsible for monitoring the integrity and ensuring the transparency of our financial reporting processes and systems of internal controls regarding finance, accounting and regulatory compliance. Our audit committee incorporates its risk oversight function into its regular reports to the Board. The environmental, health and safety committees of Atlas Resource Partners and Atlas Pipeline Partners assist in determining whether appropriate policies and management systems are in place with respect to environment, health and safety and related matters and monitor and review compliance with applicable environmental, health and safety laws, rules and regulations. Our subsidiaries’ environmental, health and safety committees review actions taken by management with respect to deficiencies identified or improvements recommended.

In addition to our audit committee and subsidiaries’ environmental, health and safety committees’ role in overseeing risk management, our full Board regularly engages in discussions of the most significant risks that we face and how these risks are being managed. Our general partner’s senior executives provide the Board and its committees with regular updates about our strategies and objectives and the risks inherent within them at board and committee meetings and in regular reports. Board and committee meetings also provide a venue for directors to discuss issues of concern with management. The Board and committees call special meetings when necessary to address specific issues or matters that should be addressed before the next regularly scheduled meeting. In addition, our directors have access to our management at all levels to discuss any matters of interest, including those related to risk. Those members of management most knowledgeable of the issues attend Board meetings to provide additional insight into items being discussed, including risk exposures.

Compensation Programs

Our compensation policies and programs are intended to encourage our employees to remain focused on both our short-term and long-term goals. For example, our equity awards often vest 25% on the third anniversary and 75% on the fourth anniversary of the date of grant. We believe this practice encourages our employees to focus on sustained unit price appreciation, thus limiting the potential of our executives to engage in excessive risk-taking. Annual incentives are intended to tie a significant portion of each of the named executive officer’s compensation to our annual performance and/or that of the subsidiaries or divisions for which the officer is responsible. We believe that our focus on revenue growth and distributable cash flow in making incentive bonus awards and unit price performance in granting equity awards provides a check on excessive risk taking. Our Code of Business Conduct and Ethics, which applies to all officers and directors, further seeks to mitigate the potential for inappropriate risk taking. We also prohibit hedging transactions involving our units so our officers and directors cannot insulate themselves from the effects of our unit price performance.

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

ITEM 11:	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

In February 2011, following the consummation of the Chevron Merger, we formed our compensation committee, which is responsible for assisting our board of directors in carrying out its responsibilities with respect to compensation policies and decisions. The compensation committee is responsible for designing our compensation objectives and methodology, and evaluating the compensation to be paid to our general partner’s CEO, CFO and the three other most highly-compensated executive officers, whom we refer to as our “Named Executive Officers” or “NEOs.” The compensation committee is also responsible for administering our employee benefit plans, including incentive plans. The compensation committee is comprised solely of independent directors, consisting of Ms. Warren and Messrs. Arrendell and Holtz, with Ms. Warren acting as the chair. Until April 2012, when APL’s managing board formed its own compensation committee, our compensation committee was also responsible for evaluating the compensation to be paid to the NEOs of APL as well as for administering APL’s incentive plans. Since APL does not directly compensate its NEOs, our compensation committee acts in coordination with the APL compensation committee with respect to our NEOs who serve both companies and with respect to APL’s NEOs.

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

Compensation Methodology

Our compensation committee makes its determination on compensation amounts shortly after the close of our fiscal year. In the case of base salaries, the committee recommends the amounts to be paid for the new fiscal year. In the case of annual bonus and long-term incentive compensation, the committee determines the amount of awards based on the most recently concluded fiscal year. We typically pay cash awards and issue equity awards in February of each year, although our compensation committee has the discretion to recommend salary adjustments and the issuance of equity awards at other times during the fiscal year. In addition, our NEOs and other employees who perform services for ARP may receive equity awards from ARP which has delegated compensation decisions to our compensation committee since it does not have its own compensation committee. Our NEOs and other employees who perform services for APL may receive annual bonus and long-term incentive compensation awarded by APL’s compensation committee.

Our Chief Executive Officer provides the compensation committee with key elements of our company’s and the NEOs’ performance during the year. Our CEO makes recommendations to the compensation committee regarding the salary, bonus, and incentive compensation component of each NEO’s total compensation. Our CEO, at the compensation committee’s request, may attend committee meetings solely to provide insight into our company’s and our NEOs’ performance (other than his performance), as well as the performance of other comparable companies in the same industry.

Role of Compensation Consultant

In 2011, following the Chevron Merger, the compensation committee had engaged Mercer (US) Inc., an independent compensation consulting firm, to provide market data for equity awards to be made to our NEOs. As our company was essentially reconstituted as a result of the acquisition of AEI’s partnership management business and certain E&P assets, the compensation committee intended the awards to represent multi-year long-term incentive grants competitive with the 75th percentile of the market. In order to assist the committee in assessing the competitiveness of proposed awards, Mercer provided 75th percentile market data for long-term incentive grants from its 2010 oil and gas survey of data from 111 organizations. In addition, Mercer advises the compensation committee with respect to current employment agreement practices generally.

The compensation committee retained Mercer again in 2012 to evaluate (i) bonuses made with respect to, and long-term incentive awards of our equity made in, 2011, (ii) base salaries for 2012 and (iii) long-term incentive awards of ARP equity made in May 2012 against a peer group and Mercer’s 2011/2012 broad-based oil and gas industry survey. Mercer worked with our senior management to develop a peer group that reflected as close as possible, our business mix, structure and size. The peer group is comprised of 15 oil and gas companies with revenues of such size that our company was near the median. The members of the peer group were:

Targa Resources Corp.

Southwestern Energy Company

Pioneer Natural Resources Company

Whiting Petroleum Corporation

Magellan Midstream Partners LP

EQT Corp.

Linn Energy LLC

Markwest Energy Partners LP

Sandridge Energy Inc.

Range Resources Corporation

Copano Energy LLC

Eagle Rock Energy Partners LP

Cabot Oil & Gas Corporation

EV Energy Partners LP

Carrizo Oil & Gas Inc.

Following the establishment of the peer group, Mercer then performed the following analyses:

•

A market competitive assessment against the peer group and survey data evaluating base salaries, total cash compensation, and total direct compensation (representing the annualized long-term incentive award value plus total cash compensation), as well as pay mix. Mercer found that:

•

base salary for Mr. E. Cohen was competitive with the 90th percentile of the peer group and the 75th percentile for the survey; for Mr. J. Cohen, competitive with the 90th percentile of the peer group (no analysis was done against the survey); for Mr. Jones, between the median and the 75th percentile of the peer group and at the 75th percentile of the survey; for Mr. Dubay, above the 90th percentile of the peer group and competitive with the 25th percentile of the survey; and for Mr. McGrath, below the 25th percentile of the peer group and survey;

•

total cash compensation for Messrs. E. Cohen, J. Cohen and Jones was above the 90th percentile of the peer group and, for Mr. E. Cohen, the survey; for Mr. Dubay, above the 90th percentile of the peer group and between the median and the 75th percentile of the survey; and for Mr. McGrath, between the 25th percentile and the median of the peer group and survey;

•

total direct compensation for Messrs. E. Cohen and J. Cohen was above the 90th percentile of the peer group and, for Mr. E. Cohen, the survey; for Mr. Jones, for Mr. Jones, above the 90th percentile of the peer group and above the 75th percentile of the survey; for Mr. Dubay, between the median and the 75th percentile of the peer group and below the 25th percentile of the survey; and for Mr. McGrath, below the 25th percentile of the peer group and survey; and

•	in the aggregate, we place more emphasis on variable pay than the peer group or the survey.

•

A pay for performance assessment evaluating the alignment between our compensation levels and total shareholder return for the 1-year and 3-year periods ending December 2011 against the peer group. Mercer found that:

•	Our average 1-year total cash compensation was aligned with total shareholder return which was at the 89th percentile of the peer group; and

•	Our average 3-year total direct compensation was aligned with total shareholder return which was at the 95th percentile of the peer group.

•

A run rate and dilution assessment which reviewed potential dilution, share-based run rate and economic run rate against the peer group. Mercer found that, largely as a result of the multi-year long-term incentive grants our equity, our 2011 total dilution level exceeded the 90th percentile of the peer group and our 3-year average share-based run rate and our 3-year average economic run rate were the highest relative to the peer group.

The compensation committee and management plan to continue to monitor the peer group to ensure that it remains aligned with our size and business mix.

In addition to providing compensation consulting services to the compensation committee, our nominating and governance committee, which is chaired by Mr. Holtz and includes Mr. Arrendell and Ms. Warren, engaged Mercer to conduct a review of the annual compensation paid to our directors. In June 2012, following its review of Mercer’s recommendations on director compensation, the board of our general partner approved the annual director compensation comprised of cash and equity. See “Directors Compensation.”

A critical criterion in our compensation committee’s selection of Mercer to provide executive and director compensation consulting services was the fact that Mercer does not provide any other services to us or our affiliated companies. In addition to reaffirming this on an annual basis, we also conduct a search of our accounts payable system to confirm that no Mercer affiliates are providing services outside of the compensation consulting services. As discussed in “Item 10: Directors, Executive Officers and Corporate Governance – Code of Business Conduct and Ethics, Partnership Governance Guidelines and Audit Committee Charter” and “Item 13: Certain Relationships and Related Transactions, and Director Independence” we have a code of business conduct and ethics as well as a related party transaction policy which governs potential conflicts of interest. Our directors and officers are also required to complete questionnaires on a regular basis which allows us to review whether there are any potential conflicts as a result of personal or business relationships. There are no business or personal relationships between the consultants from Mercer who work with us and our directors and executive officers other than the compensation consulting described herein.

Elements of our Compensation Program

Our executive officer compensation package generally includes a combination of annual cash and long-term incentive compensation. Annual cash compensation is comprised of base salary plus cash bonus. Long-term incentives consist of a variety of equity awards. Both the annual cash incentives and long-term incentives are performance-based.

Base Salary

Base salary is intended to provide fixed compensation to the NEOs for their performance of core duties that contributed to our success. Base salaries are not intended to compensate individuals for their extraordinary performance or for above average company performance.

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

Performance-Based Bonuses – In April 2011, the compensation committee adopted an Annual Incentive Plan for Senior Executives, which we refer to as the Senior Executive Plan, to award bonuses for achievement of predetermined performance objectives during a 12-month performance period, generally our fiscal year. Awards under the Senior Executive Plan may be paid in cash or in a combination of cash and equity. Under the Senior Executive Plan, the maximum award payable to an individual is $15,000,000.

During 2012, the compensation committee approved 2012 target bonus awards to be paid from a bonus pool. The bonus pool is equal to 18.3% of our distributable cash flow. Goals are set early in the year for NEOs on the basis of distributable cash flow but actually determined by the committee’s ultimate year-end evaluation that necessarily looks at other factors. In the event that the distributable cash flow included any capital transaction gains in excess of $50 million, then only 10% of that excess would be included in the bonus pool. If the distributable cash flow did not equal at least 80% of the average distributable cash flow for the past three years, no bonuses would be paid in the absence of special circumstances. Distributable cash flow means the sum of (i) cash available for distribution by us, including our ownership interest in the distributable cash flow of any of our subsidiaries (regardless of whether such cash is actually distributed), plus (ii) to the extent not otherwise included in distributable cash flow, any realized gain on the sale of securities, including securities of a subsidiary, less (iii) to the extent not otherwise included in distributable cash flow, any loss on the sale of securities, including securities of a subsidiary. A return of our capital investment in a subsidiary was not intended to be included and, accordingly, if distributable cash flow included proceeds from the sale of all or substantially all of the assets of a subsidiary, the amount of such proceeds to be included in distributable cash flow would be reduced by our basis in the subsidiary.

The maximum award targeted, expressed as a percentage of our estimated 2012 distributable cash flow, for each participant was as follows: Mr. E. Cohen, 6.5%; Mr. J. Cohen, 6.2%; Mr. Jones, 4.0%; and Mr. McGrath, 1.5%. Mr. Dubay did not participate in our Senior Executive Plan but only in the APL incentive program. Pursuant to the terms of the Senior Executive Plan, the compensation committee had the discretion to recommend reductions, but not increases, in maximum awards under the Senior Executive Plan. In making its decisions, the compensation committee considered factors including, but not limited to, growth of reserves, changes in production, processing and intake of natural gas, market return to unitholders, and health and safety performance. As set forth below, the compensation committee awarded each of the NEOs the maximum amount of the target bonus, of which no more than 63% of the target amount was paid in cash and the remainder was paid in phantom units of ATLS which vest in thirds on an annual basis.

Discretionary Bonuses – In exceptional circumstances, discretionary bonuses may be awarded to recognize individual and group performance without regard to limitations otherwise in effect.

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

Our NEOs are eligible to receive awards under the Atlas Resource Partners’ 2012 Long-Term Incentive Plan, which we refer to as the ARP Plan. Our NEOs are also eligible to receive awards under the Atlas Pipeline Partners’ 2004 Long-Term Incentive Plan and its 2010 Long-Term Incentive Plan, which we refer to as the APL Plans; however, awards under the APL Plans are determined by the APL compensation committee in coordination with our compensation committee.

Deferred Compensation

All of our employees may participate in our 401(k) plan, which is a qualified defined contribution plan designed to help participating employees accumulate funds for retirement. In July 2011, we established the Atlas Energy Executive Excess 401(k) Plan (the “Excess 401(k) Plan”), a non-qualified deferred compensation plan that is designed to permit individuals who exceed certain income thresholds and who may be subject to compensation and/or contribution limitations under our 401(k) plan to defer an additional portion of their compensation. The purpose of the Excess 401(k) Plan is to provide participants with an incentive for a long-term career with us by providing them with an appropriate level of replacement income upon retirement. Under the Excess 401(k) Plan, a participant may contribute to an account an amount up to 10% of annual cash compensation (which means a participant’s salary and non-performance-based bonus) and up to 100% of all performance-based bonuses. We are obligated to make matching contributions on a dollar-for-dollar basis of the amount deferred by the participant subject to a maximum matching contribution equal to 50% of the participant’s base salary for any calendar year. The investment options under the Excess 401(k) Plan are substantially the same as the investment options under our 401(k) plan; we do not pay above-market or preferential earnings on deferred compensation. Participation in the Excess 401(k) Plan is available pursuant to the terms of an individual’s employment agreement or at the designation of the compensation committee. Currently, Messrs. E. Cohen and J. Cohen are the only participants in the Excess 401(k) Plan. For further details, please see the 2012 Non-Qualified Deferred Compensation table.

Post-Termination Compensation

Our NEOs received substantial cash amounts from Chevron in connection with the Chevron Merger, both as a result of the termination payments due under their employment agreements with AEI and their equity holdings in AEI. The compensation committee believed that the amounts thus realized left our NEOs without adequate financial incentives to continue employment with us, which the committee did not believe was in our interest as we moved forward with significant new operations. In order to encourage these executives to remain with us on a long-term basis, we entered into employment agreements with Messrs. E. Cohen, J. Cohen, Jones and Dubay that, among other things, provide compensation upon termination of their employment by reason of death or disability, by us without cause or by each of them for good reason. See “ – Employment Agreements and Potential Payments Upon Termination or Change of Control.”

The compensation committee’s rationale behind the design of the provisions of these agreements for termination by the executive for good cause are as follows:

•

Determination of Triggering Events – The compensation committee elected not to include a change of control of us as a good reason triggering event and instead limited the triggering events to those (including after a change of control of us) where his position with us changes substantially and is essentially an involuntary termination.

•

Benefit Multiple – The compensation committee determined the benefit multiple, that is, the cash severance amount based on each executive’s salary and bonus, after consideration of comparable market practices provided to the committee by Mercer.

Consulting Agreement with Mr. J. Cohen

In connection with the formation of the Lightfoot entities in 2007, AEI entered into an agreement with Mr. J. Cohen to provide compensation to him in recognition of his role in negotiating and structuring its investment and his continued service as chairman of Lightfoot GP. We acquired AEI’s direct and indirect ownership interests in the Lightfoot entities as part of the assets and liabilities we acquired from AEI in February 2011. Under the agreement, we pay Mr. J. Cohen an amount equal to 10% of the distributions we receive from the Lightfoot entities, excluding amounts that constitute a return of our capital.

Perquisites

At the discretion of the compensation committee, we provide perquisites to our NEOs. In 2012, these benefits were limited to providing automobile allowances or automobile related expenses to Messrs. E. Cohen and Jones.

Determination of 2012 Compensation Amounts

Following its review of Mercer’s analyses, in Fall 2012, the compensation committee began to prepare for the executive compensation process by discussing the schedule for upcoming meetings and reviewing a proposed calendar. The compensation committee held meetings in November and December to review and discuss the compensation philosophy. In January 2013, the compensation committee met with Mercer, with our CEO in attendance, to evaluate our company’s performance and to approve annual payouts to NEOs as well as long-term incentive grants to senior employees.

Say on Pay

In April 2012, we held our Annual Meeting where our unitholders were asked to vote on a non-binding resolution approving the compensation of our NEOs as disclosed in the proxy statement. Our unitholders overwhelmingly approved compensation of our NEOs with approximately 96% of the votes cast in favor of our “say on pay” proposal. Additionally, consistent with the recommendation of the unitholders, the Board of Directors of our general partner has determined that we will conduct an advisory vote on the compensation of our NEOs every year until the next required vote on the frequency of the unitholder vote on executive compensation. While these unitholder votes are advisory and non-binding, the compensation committee has interpreted the results as strongly supportive of the compensation paid to our NEOs and therefore has decided to maintain similar compensation practices for 2012. Since the unitholders also approved an annual vote on executive compensation, the annual review by the unitholders will provide the committee with a current perspective on the compensation awarded to the NEOs.

Base Salary

In April 2012, our compensation committee approved increases in the base salaries of Messrs. Cohen and Mr. Jones as follows, reflecting the increased responsibility following the creation of ARP and the related transfer to ARP of substantially all of our natural gas and oil development and production assets and the partnership management business: Mr. E. Cohen – $1,000,000, Mr. J. Cohen – $700,000, Mr. Jones – $400,000. As described above, Mercer’s market competitive assessment found that that base salaries of these NEOs were competitive with the 90th percentile of the peer group and the 75th percentile of the survey. Taking that analysis into consideration, our compensation committee determined that the current base salaries for Messrs. E. Cohen, J. Cohen and Jones were appropriate for 2013. The compensation committee likewise determined that Mr. Dubay’s base salary was appropriate for 2013. Our compensation committee increased Mr. McGrath’s 2013 base salary to $350,000 in order to bring it closer to the median of the peer group and survey data.

Annual Incentives

After the end of our 2012 fiscal year, our compensation committee considered incentive awards pursuant to the Senior Executive Plan based on the prior year’s performance. In determining the actual amounts to be paid to the NEOs, the compensation committee considered both individual and company performance. Our CEO made recommendations of incentive award amounts based upon our performance as well as the performance of our subsidiaries; however, the compensation committee had the discretion to approve, reject, or modify the recommendations. The compensation committee noted that our total unitholder return, including cash distributions, was 61% during 2012 (the median of our peer group was 3%) – the highest of the companies listed in our peer group – and notable particularly in light of the relatively poor performance of energy stocks during 2012. Our reserve levels of hydrocarbons approximately quintupled during 2012 from 167 Bcfe to 911 Bcfe and 136,300 acres of energy rights were added; our natural gas production grew significantly from 35 mmcfed to 130 mmcf/ed; and in both the pipeline and E&P operations, safety incidents were at low levels. Further, APL increased both its gathered and processed volumes by approximately 40%.

In addition, the compensation committee reviewed the calculations of our distributable cash flow and determined that 2012 distributable cash flow was $75,246,000, which was 300% of the pre-determined minimum threshold of distributable cash flow of $24,772,000. The compensation committee determined, based upon this strong performance, to grant awards under the Senior Executive Plan at the maximum level. However, the committee determined to grant the awards partially in the form of equity awards, such that the cash component of the bonuses awarded to the NEOs did not exceed 63%. Because the committee deemed these equity awards to be annual incentive awards made in lieu of cash, they are not subject to the cliff-vesting schedule of the multi-year incentive awards made after the Chevron merger. Instead, these grants were subject to a vesting schedule where the phantom units vest ratably over the next three years. Because the equity awards were made in 2013, they do not appear in the Summary Compensation table or the Grants of Plan-Based Awards table that follow, but will be reflected in those tables next year. The following table shows the maximum amounts that could be awarded under the Senior Executive Plan and the breakdown of the awards granted:

Named Executive Officer	Maximum Percentage of Bonus Pool (18.3%)	Maximum Potential Awards	Cash Amount Awarded	Number of ATLS Phantom Units Awarded	Total Compensation Value
Edward E. Cohen	6.5%	$4,550,000	$2,750,000	47,281	$4,550,000
Jonathan Z. Cohen	6.2%	$4,300,000	$2,700,000	42,027	$4,300,000
Matthew A. Jones	4.0%	$2,750,000	$1,650,000	28,894	$2,750,000
Sean P. McGrath	1.5%	$1,050,000	$550,000	13,133	$1,050,000

APL also awarded Messrs. Cohen and Mr. Dubay each a cash bonus of $1 million and awarded Mr. McGrath a cash bonus of $100,000 in recognition of the strategic direction and insight they have provided with respect to APL’s financing activities and growth opportunities.

Long-Term Incentives

In March 2012, at the time of our successful spin-off of the E&P assets to ARP, the compensation committee granted ARP equity awards to our NEOs and to other individuals who had been instrumental in effectuating this new structure. The committee granted ARP equity to the NEOs as follows: Mr. E. Cohen – 150,000 phantom units and 350,000 options; Mr. J. Cohen – 150,000 phantom units and 350,000 options; Mr. Jones – 100,000 phantom units and 225,000 options; and Mr. McGrath – 50,000 phantom units and 50,000 options. The compensation committee consulted with Mercer in evaluating the grant amounts, which vest 25% annually. Mercer included these grants in its analysis of our 2012 awards discussed above. These grants relate solely to the percentage of ARP’s market value that is not owned by us.

In April 2012, the APL compensation committee (consisting solely of APL independent directors unaffiliated with us) determined to make the following awards of phantom units to our NEOs involved in managing APL’s business: Mr. E. Cohen – 100,000; Mr. J. Cohen – 100,000; and Mr. Dubay – 100,000. The APL grants will vest 25% per year. In making these grants, the APL compensation committee recognized that our NEOs who perform services for APL had no outstanding unvested equity awards to encourage them to remain and/or remain engaged in growing the pipeline subsidiary.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Unit awards ($)(1)	Option awards ($)(2)	Non-equity incentive plan compensation ($)	All other compensation ($)		Total ($)
Edward E. Cohen, Chief Executive Officer and President	2012	896,154	—	7,198,500	2,135,000	2,750,000	2,066,013	(3)	15,045,667
	2011	746,154	—	6,669,000	6,951,000	3,500,000	3,066,906		20,933,060
	2010	1,000,000	—	2,500,014	3,170,200	5,000,000	3,375		11,673,589

Sean P. McGrath, Chief Financial Officer	2012	250,000	—	1,233,500	305,000	550,000	173,962	(4)	2,512,462
	2011	250,000	1,275,000	666,900	347,550	—	17,638)		2,557,088

Jonathan Z. Cohen, Executive Chairman of the Board	2012	630,769	—	7,198,500	2,135,000	2,700,000	1,981,760	(5)	14,646,029
	2011	530,769	—	5,557,500	4,965,000	3,000,000	2,892,500		16,945,769
	2010	700,000	—	2,000,005	3,170,000	4,000,000	1,688		9,871,693

Eugene N. Dubay, Senior Vice President of Midstream	2012	500,000	1,500,000	3,498,000	—	—	440,683	(6)	5,938,683
	2011	500,000	—	1,778,400	993,000	1,000,000	5,136,128		9,407,528
	2010	500,000	1,000,000	1,334,009	1,008,700	—	26,484		3,869,193

Matthew A. Jones, Senior Vice President and President and Chief Operating Officer of E&P Division	2012 2011	358,462 298,024	— —	2,467,000 3,334,500	1,372,500 1,986,000	1,650,000 1,250,000	254,033 1,344,910	(7)	6,101,995 8,213,434

(1)	The amounts reflect the grant date fair value of the phantom units under the ARP Plan and the APL Plans. The grant date fair value was determined in accordance with FASB ASC Topic 718, and is based on the market value on the grant date of ARP units and APL units. See Item 8: Financial Statements and Supplementary Data – Note 18 for further discussion regarding assumptions made in fair value valuation.
(2)	The amounts in this column reflect the grant date fair value of options awarded under the ARP Plan and the APL Plans calculated in accordance with FASB ASC Topic 718. See Item 8: Financial Statements and Supplementary Data – Note 18 for further discussion regarding assumptions made in fair value valuation.
(3)	Comprised of (i) payments on DERs of $323,247 with respect to the phantom units awarded under our Plans, (ii) payments on DERs of $124,500 with respect to the phantom units awarded under the ARP Plan, (iii) payments on DERs of $169,000 with respect to the phantom units awarded under the APL Plans, (iv) a matching contribution of $448,077 under the Excess 401(k) Plan, (v) a cash bonus of $1 million from APL; and (vi) tax, title and insurance premiums for Mr. E. Cohen’s automobile.
(4)	Comprised of (i) payments on DERs of $32,324 with respect to the phantom units awarded under our Plans, (ii) payments on DERs of $41,500 with respect to the phantom units awarded under the ARP Plan,(iii) payments on DERs of $138 with respect to the phantom units awarded under the APL Plans; and (iv) a cash bonus of $100,000 from APL.
(5)	Comprised of (i) payments on DERs of $269,372 with respect to the phantom units awarded under our Plans, (ii) payments on DERs of $124,500 with respect to the phantom units awarded under the ARP Plan, (iii) payments on DERs of $169,000 with respect to the phantom units awarded under the APL Plans, (iv) a matching contribution of $315,385 under the Excess 401(k) Plan, (v) a cash bonus of $1 million from APL; and (vi) $103,502 paid under the agreement relating to Lightfoot.
(6)	Comprised of (i) payments on DERs of $86,200 with respect to the phantom units awarded under our Plans, (ii) payments on DERs of $169,000 with respect to the phantom units awarded under the APL Plans; and (iii) $185,484 paid by Chevron in connection with the 2011 termination of Mr. Dubay’s prior employment agreement as a result of the Chevron Merger.
(7)	Comprised of (i) payments on DERs of $161,623 with respect to the phantom units awarded under our Plans, (ii) payments on DERs of $83,000 with respect to the phantom units awarded under the ARP Plan; and (iii) an automobile allowance.

2012 Grants of Plan-Based Awards

Name	Estimated Possible Payments Under Non-Equity Incentive Plan Awards(1)			Grant Date	All Other Stock Awards: Number of Units		All Other Option Awards: Number of Securities Underlying Options(4)	Exercise of Base Price of Option Awards ($/Unit) (5)	Grant Date Fair Value of Unit and Option Awards ($)(6)
	Threshold ($)	Target ($)	Maximum ($)

Edward E. Cohen	N/A	N/A	4,550,000	5/15/12	150,000	(2)	350,000	24.67	5,835,500
				4/26/12	100,000	(3)	—	—	3,498,000

Sean P. McGrath	N/A	N/A	1,050,000	5/15/12	50,000	(2)	50,000	24.67	1,538,500

Jonathan Z. Cohen	N/A	N/A	4,300,000	5/15/12	150,000	(2)	350,000	24.67	5,835,500
				4/26/12	100,000	(3)	—	—	3,498,000

Eugene N. Dubay	N/A	N/A	N/A	4/26/12	100,000	(3)	—	—	3,498,000

Matthew A. Jones	N/A	N/A	2,750,000	5/15/12	100,000	(2)	225,000	24.67	3,839,500

(1)	Represents performance-based bonuses under our Senior Executive Plan which may be paid in cash and/or equity. As discussed under “Compensation Discussion and Analysis – Elements of our Compensation Program – Annual Incentives – Performance-Based Bonuses,” the compensation committee set performance goals based on our distributable cash flow and established maximum awards, but not minimum or target amounts, for each eligible NEO. Our Senior Executive Plan sets an individual limit of $15,000,000 per annum regardless of the maximum amounts that might otherwise be payable.
(2)	Represents phantom units granted under the ARP Plan.
(3)	Represents phantom units granted under the APL 2010 Long-Term Incentive Plan.
(4)	Represents options granted under the ARP Plan.
(5)	The exercise price is equal to the closing price of ARP’s common units on the date of grant.
(6)	The grant date fair value was calculated in accordance with FASB ASC Topic 718.

Employment Agreements and Potential Payments Upon Termination or Change of Control

“Good reason” is defined in the following employment agreements as:

•	a material reduction in base salary;

•	a demotion from his position;

•	a material reduction in duties, it being deemed such a material reduction if we cease to be a public company unless we become a subsidiary of a public company and,

•	in the case of Mr. E. Cohen, becomes the chief executive officer of the public parent immediately following the applicable transaction;

•	in the case of Mr. J. Cohen, becomes an executive officer of the public parent with responsibilities substantially equivalent to his previous position immediately following the applicable transaction;

•	in the case of Messrs. Jones and Dubay, the CEO or the Chairman of our general partner’s board is not our CEO or the CEO of the acquiring entity;

•	the executive is required to relocate to a location more than 35 miles from the executive’s previous location;

•	in the case of Mr. E. Cohen and Mr. J. Cohen, ceasing to be elected to our board; or

•	any material breach of the agreement.

“Cause” is defined in Mr. E. Cohen and Mr. J. Cohen’s employment agreements as:

•	the executive is convicted of a felony, or any crime involving fraud or embezzlement;

•

the executive intentionally and continually fails to perform his reasonably assigned duties (other than as a result of disability), which failure is materially and demonstrably detrimental to our company and has continued for 30 days after written notice signed by a majority of the independent directors of our general partner; or

•	executive is determined, through arbitration, to have materially breached the restrictive covenants in the agreement.

“Cause” is defined in Messrs. Jones and Dubay’s employment agreements as:

•	the executive has committed any demonstrable and material fraud;

•	illegal or gross misconduct that is willful and results in damage to our business or reputation;

•	in the case of Mr. Jones, he is convicted of a felony, or any crime involving fraud or embezzlement and in the case of Mr. Dubay, he is charged with a felony;

•	failure to substantially perform his duties (other than as a result of disability) after written demand and a reasonable opportunity to cure; or

•	failure to follow reasonable written instructions which are consistent with his duties.

Edward E. Cohen

On May 13, 2011, we entered into an employment agreement with Mr. Cohen to secure his service as President and Chief Executive Officer. The agreement has an effective date of May 16, 2011 and has a term of three years, which automatically renews daily, unless terminated before the expiration of the term pursuant to the termination provisions of the agreement.

The agreement provides for an initial annual base salary of $700,000, which may be increased at the discretion of the board of directors of our general partner. Mr. Cohen is entitled to participate in any short-term and long-term incentive programs and health and welfare plans and receive perquisites and reimbursement of business expenses, in each case as provided by us for our senior level executives generally. Mr. Cohen participates in the Excess 401(k) Plan, under which he may elect to defer up to 10% of his total annual cash compensation, which we must match on a dollar-for-dollar basis up to 50% of his annual base salary. See “2012 Non-Qualified Deferred Compensation.” During the term of the agreement, we must maintain a term life insurance policy on Mr. Cohen’s life which provides a death benefit of $3 million, which can be assumed by Mr. Cohen upon a termination of employment.

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

•

Upon termination of employment by us without cause or by Mr. Cohen for good reason, Mr. Cohen will be entitled to either (i) if he does not execute and not revoke a release of claims against us, payment of the Accrued Obligations, or (ii), in addition to payment of the Accrued Obligations, if he executes and does not revoke a release of claims against us, (A) a lump-sum cash payment in an amount equal to three years of his average compensation (which is generally defined as the sum of (1) his base salary in effect immediately before the termination of employment plus (2) the average of the cash bonuses earned for the three calendar years preceding the year in which the date of termination of employment occurs, (B) Continued Benefits, (C) the Pro-Rata Bonus, and (D) Acceleration of Equity Vesting.

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

The following table provides an estimate of the value of the benefits to Mr. Cohen if a termination event had occurred as of December 31, 2012:

Reason for Termination	Lump Sum Severance Payment		Benefits(1)	Accelerated vesting of unit awards and option awards(2)

Death	$6,750,000	(3)	$—	$28,750,000
Disability	3,750,000		56,300	28,750,000
Termination by us without cause or by Mr. Cohen for good reason	17,250,000	(4)	56,300	28,750,000

(1)	Dental and medical benefits were calculated using 2012 COBRA rates.
(2)	Represents the value of unexercisable option and unvested unit awards disclosed in the “Outstanding Equity Awards at Fiscal Year-End Table.” The payments relating to option awards are calculated by multiplying the number of accelerated options by the difference between the exercise price and the closing price of the applicable units on December 31, 2012. The payments relating to awards are calculated by multiplying the number of accelerated units by the closing price of the applicable unit on December 31, 2012.
(3)	Includes the $3 million death benefit from the life insurance policy and payment of the 2012 bonus.
(4)	Calculated based on Mr. Cohen’s current base salary plus the applicable bonus.

Jonathan Z. Cohen

On May 13, 2011, we entered into an employment agreement with Mr. Cohen to secure his service as Chairman of the Board. The agreement has an effective date of May 16, 2011 and has a term of three years, which automatically renews daily, unless terminated before the expiration of the term pursuant to the termination provisions of the agreement.

The agreement provides for an initial annual base salary of $500,000, which may be increased at the discretion of the board of directors of our general partner. Mr. Cohen is entitled to participate in any short-term and long-term incentive programs and health and welfare plans of the company and receive perquisites and reimbursement of business expenses, in each case as provided by us for our senior level executives generally. Mr. Cohen participates in the Excess 401(k) Plan, under which he may elect to defer up to 10% of his total annual cash compensation, which we must match on a dollar-for-dollar basis up to 50% of his annual base salary. See “2012 Non-Qualified Deferred Compensation.” During the term of the agreement, we must maintain a term life insurance policy on Mr. Cohen’s life which provides a death benefit of $2 million, which can be assumed by Mr. Cohen upon a termination of employment.

The agreement provides the same benefits in the event of a termination of employment as described above in Mr. E. Cohen’s employment agreement summary.

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

The following table provides an estimate of the value of the benefits to Mr. Cohen if a termination event had occurred as of December 31, 2012:

Reason for Termination	Lump Sum Severance Payment		Benefits(1)	Accelerated vesting of unit awards and option awards(2)

Death	$5,700,000	(3)	$—	$23,750,000
Disability	3,700,000		81,717	23,750,000
Termination by us without cause or by Mr. Cohen for good reason	14,800,000	(4)	81,717	23,750,000

(1)	Dental and medical benefits were calculated using 2012 COBRA rates.
(2)	Represents the value of unexercisable option and unvested unit awards disclosed in the “Outstanding Equity Awards at Fiscal Year-End Table.” The payments relating to option awards are calculated by multiplying the number of accelerated options by the difference between the exercise price and the closing price of the applicable units on December 31, 2012. The payments relating to awards are calculated by multiplying the number of accelerated units by the closing price of the applicable unit on December 31, 2012.
(3)	Includes the $2 million death benefit from the life insurance policy and payment of the 2012 bonus.
(4)	Calculated based on Mr. Cohen’s current base salary plus the applicable bonus.

Matthew A. Jones

In November 2011, we entered into an employment agreement with Matthew A. Jones. Under the agreement, Mr. Jones has the title of Senior Vice President and President and Chief Operating Officer of the Exploration and Production Division of the Company. The agreement has an effective date of November 4, 2011 and has an initial term of two years, which automatically renews daily after the first anniversary of the agreement for one year terms.

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

•

Upon a termination of employment due to death or disability (defined as Mr. Jones being physically or mentally disabled for 180 days in the aggregate or 90 consecutive days during any 365-day period and the determination by our general partner’s board of directors, in good faith based upon medical evidence, that he is unable to perform his duties), all equity awards held by Mr. Jones accelerate and vest in full upon such termination (“Acceleration of Equity Vesting”), and Mr. Jones or his estate is entitled to receive in one cash payment, in addition to payment of all Accrued Obligations and any accrued but unpaid bonus earned for any year before the date of termination, a pro-rata amount in respect of the bonus granted to the executive for the fiscal year in which the termination occurs in an amount equal to the bonus earned by Mr. Jones for the prior fiscal year multiplied by a fraction, the numerator of which is the number of days in the fiscal year in which the termination occurs through the date of termination, and the denominator of which is the total number of days in such fiscal year (the “Pro-Rata Bonus”). In addition, his family is entitled to company-paid health insurance for the one-year period after his death.

•

Upon a termination of employment by us without cause (which, for purposes of the “Acceleration of Equity Vesting” includes a non-renewal of the agreement) or by the executive for good reason, Mr. Jones will be entitled to either:

•	if Mr. Jones does not timely execute (or revokes) a release of claims against us, payment in one cash payment of the Accrued Obligations, any accrued but unpaid bonus and the Pro-Rata Bonus; or

•

in addition to payment in one cash payment of the Accrued Obligations, any accrued but unpaid bonus and the Pro-Rata Bonus, if Mr. Jones timely executes and does not revoke a release of claims against us:

•

a lump-sum cash severance payment in an amount equal to two years of his average compensation (which is the sum of his then-current base salary and the average of the cash bonuses earned for the three calendar years preceding the year in which the termination occurs);

•

healthcare continuation at active employee rates for two years (or, where such coverage would have a negative tax effect to our healthcare plan or Mr. Jones, we may elect to pay Mr. Jones cash in lieu of such coverage at COBRA rates); and

•	Acceleration of Equity Vesting.

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

The following table provides an estimate of the value of the benefits to Mr. Jones if a termination event had occurred as of December 31, 2012:

Reason for Termination	Lump Sum Severance Payment		Benefits(1)	Accelerated vesting of unit awards and option awards(2)

Death	$1,250,000		$17,255	$11,025,000
Disability	1,250,000		—	11,025,000
Termination by us without cause or by Mr. Jones for good reason	4,550,000	(3)	34,510	11,025,000

(1)	Dental and medical benefits were calculated using 2012 active employee rates.
(2)	Represents the value of unexercisable option and unvested unit awards disclosed in the “Outstanding Equity Awards at Fiscal Year-End Table.” The payments relating to option awards are calculated by multiplying the number of accelerated options by the difference between the exercise price and the closing price of the applicable units on December 31, 2012. The payments relating to awards are calculated by multiplying the number of accelerated units by the closing price of the applicable unit on December 31, 2012.
(3)	Calculated based on Mr. Jones’s 2012 base salary and the applicable bonus.

Eugene N. Dubay

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

The following table provides an estimate of the value of the benefits to Mr. Dubay if a termination event had occurred as of December 31, 2012:

Reason for Termination	Lump Sum Severance Payment		Benefits(1)	Accelerated vesting of unit awards and option awards(2)

Death	$1,000,000		$—	$7,735,000
Disability	1,000,000		—	7,735,000
Termination by us without cause or by Mr. Dubay for good reason	2,750,000	(3)	16,822	7,735,000

(1)	Dental and medical benefits were calculated using 2012 active employee rates.
(2)	Represents the value of unexercisable option and unvested unit awards disclosed in the “Outstanding Equity Awards at Fiscal Year-End Table.” The payments relating to option awards are calculated by multiplying the number of accelerated options by the difference between the exercise price and the closing price of the applicable units on December 31, 2012. The payments relating to awards are calculated by multiplying the number of accelerated units by the closing price of the applicable unit on December 31, 2012.
(3)	Calculated based on Mr. Dubay’s 2012 base salary plus applicable bonus. Payment would be made in monthly installments for the remaining term of Mr. Dubay’s employment agreement.

Long-Term Incentive Plans

Our 2006 Plan

Our 2006 Plan provides equity incentive awards to officers, employees and board members and employees of our general partner and its affiliates, consultants and joint-venture partners who perform services for us. Our 2006 Plan is administered by our compensation committee. The committee may grant awards of either phantom units or unit options for an aggregate of 2,100,000 common limited partner units.

Partnership Phantom Units. A phantom unit entitles a participant to receive a common unit upon vesting of the phantom unit. Non-employee directors may receive an annual grant of phantom units having a fair market value of $125,000, which upon vesting entitles the grantee to receive the equivalent number of common units or the cash equivalent to the fair market value of the units. The phantom units vest over four years. In tandem with phantom unit grants, the committee may grant a DER. The committee determines the vesting period for phantom units. Phantom units granted under our Plan generally vest 25% on the third anniversary of the date of grant, with the remaining 75% vesting on the fourth anniversary of the date of grant, except non-employee director grants vest 25% per year.

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

Our 2010 Plan

Our 2010 Plan provides equity incentive awards to officers, employees and board members and employees of our general partner and its affiliates, consultants and joint-venture partners who perform services for us. Our 2010 Plan is administered by our compensation committee which may grant awards of either phantom units, unit options or restricted units for an aggregate of 5,300,000 common limited partner units.

Partnership Phantom Units. A phantom unit entitles a participant to receive a common unit upon vesting of the phantom unit. Non-employee directors may receive an annual grant of phantom units having a market value of $125,000, which, upon vesting, entitle the grantee to receive the equivalent number of common units or the cash equivalent to the fair market value of the units. The phantom units vest over four years. In tandem with phantom unit grants, the committee may grant a DER. The committee determines the vesting period for phantom units.

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

Adjustments to Awards under Our Plans

On March 13, 2012, we distributed approximately 5.24 million ARP common units to our unitholders, which common units represented an approximately 19.6% limited partner interest in ARP (the “Distribution”). Our compensation committee determined that the Distribution qualified as the type of event necessitating an adjustment to the outstanding options and phantom units issued pursuant to our Plans. Accordingly, on March 13, 2012, the exercise price and the number of options outstanding were adjusted in order to maintain the aggregate pre-adjustment difference between the market value of the units subject to the option and the option exercise price. The number of phantom units outstanding was also adjusted to maintain the awards’ pre-adjustment values. All other terms of the awards remained unchanged.

APL Plans

The APL 2004 Long-Term Incentive Plan (the “2004 APL Plan”) and the 2010 Long-Term Incentive Plan, which was modified in April 2011 (the “2010 APL Plan” and collectively with the 2004 APL Plan the “APL Plans”) provide incentive awards to officers, employees and non-employee managers of Atlas Pipeline GP and officers and employees of its affiliates, consultants and joint venture partners who perform services for APL or in furtherance of its business. The APL Plans are administered by APL’s compensation committee (the “APL Committee”). Under the APL Plans, the APL Committee may make awards of either phantom units or options covering an aggregate of 435,000 common units under the 2004 APL Plan and 3,000,000 common units under the 2010 APL Plan.

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

ARP Plan

The ARP 2012 Long-Term Incentive Plan (the “ARP Plan”) provides equity incentive awards to officers, employees and managing board members of Atlas Resource Partners GP and employees of its affiliates, consultants and joint venture partners who perform services for ARP. The ARP Plan is administered by our compensation committee which may grant awards of either phantom units, unit options or restricted units for an aggregate of 2,900,000 common limited partner units.

ARP Phantom Units. A phantom unit entitles a participant to receive a common unit upon vesting of the phantom unit. The phantom units vest over four years. In tandem with phantom unit grants, the committee may grant a DER. The committee determines the vesting period for phantom units.

ARP Unit Options. A unit option entitles a participant to receive a common unit upon payment of the exercise price for the option after completion of vesting of the unit option. The exercise price of the unit option may be equal to or more than the fair market value of a common unit as determined by the committee on the date of grant of the option. The committee determines the vesting and exercise period for unit options.

ARP Restricted Units. A restricted unit is a common unit issued that entitles a participant to receive it upon vesting of the restricted unit. Prior to or upon grant of an award of restricted units, the committee can condition the vesting or transferability of the restricted units upon conditions that it may determine such as the attainment of performance goals.

Upon a change in control, as defined in the ARP Plan, all unvested awards held by directors will immediately vest in full. In the case of awards held by eligible employees, upon the eligible employee’s termination of employment without “cause”, as defined in the ARP Plan, or upon any other type of termination specified in the eligible employee’s applicable award agreement(s), in any case following a change in control, any unvested award will immediately vest in full and, in the case of options, become exercisable for the one-year period following the date of termination of employment, but in any case not later than the end of the original term of the option.

2012 Outstanding Equity Awards at Fiscal Year-End Table

In connection with the distribution as discussed further in “Item 1: Business – General”, our compensation committee determined that the distribution of 19.6% of Atlas Resource Partners, L.P. (“ARP”) to our unitholders qualified under the Plans as the type of event necessitating an adjustment to the outstanding options and phantom units issued pursuant to our Plans. Accordingly, after the distribution of the ARP units, the outstanding options held by our NEOs were adjusted in order to maintain the aggregate pre-adjustment difference between the market value of the units subject to the option and the option exercise price. Outstanding phantom units were adjusted to maintain the award’s pre-adjustment value. All other terms of these awards were unchanged.

	Option Awards						Unit Awards
Name	Exercisable		Unexercisable		Option Exercise price ($)	Option Expiration Date	Number of Units that have not Vested (#)		Market Value of Units that have not Vested ($)

Edward E. Cohen	543,825	(1)	—		20.75	11/10/2016	—		—
	—		761,355	(2)	20.44	3/25/2021	326,295	(3)	11,335,488
	—		350,000	(4)	24.67	5/15/2022	150,000	(5)	3,370,500
	—		—		N/A	N/A	100,000	(6)	3,157,000
Sean P. McGrath	16,314	(1)	—		20.75	11/10/2016	—		—

	Option Awards						Unit Awards
Name	Exercisable		Unexercisable		Option Exercise price ($)	Option Expiration Date	Number of Units that have not Vested (#)		Market Value of Units that have not Vested ($)

	—		38,067	(7)	20.44	3/25/2021	32,629	(8)	1,133,531
	—		50,000	(9)	24.67	5/15/2022	50,000	(10)	1,123,500
Jonathan Z. Cohen	217,530	(1)	—		20.75	11/10/2016	—		—
	—		543,825	(11)	20.44	3/25/2021	271,912	(12)	9,446,223
	—		350,000	(4)	24.67	5/15/2022	150,000	(5)	3,370,500
	—		—		N/A	N/A	100,000	(6)	3,157,000
Eugene N. Dubay	—		108,765	(13)	20.44	3/25/2021	87,012	(14)	3,022,797
	—		—		N/A	N/A	100,000	(6)	3,157,000
Matthew A. Jones	108,765	(1)	—		20.75	11/10/2016	—		—
	—		217,530	(15)	20.44	3/25/2021	163,147	(16)	5,667,727
	—		225,000	(17)	24.67	5/15/2022	100,000	(18)	2,247,000

(1)	Represents options to purchase our units.
(2)	Represents options to purchase our units, which vest as follows: 3/25/2014 – 190,338 and 3/25/2015 – 571,017.
(3)	Represents our phantom units, which vest as follows: 3/25/2014 – 81,573 and 3/25/2015 – 244,722.
(4)	Represents options to purchase ARP’s units, which vest as follows: 5/15/2013 – 87,500, 5/15/2014 – 87,500, 5/15/2015 – 87,500 and 5/15/2016 – 87,500.
(5)	Represents ARP phantom units, which vest as follows: 5/15/2013 – 37,500, 5/15/2014 – 37,500, 5/15/2015 – 37,500 and 5/15/2016 – 37,500.
(6)	Represents APL phantom units, which vest as follows: 4/26/2013 – 25,000, 4/26/2014 – 25,000, and 4/26/2015 – 25,000 and 4/26/2016 – 25,000.
(7)	Represents options to purchase our units, which vest as follows: 3/25/2014 – 9,516 and 3/25/2015 – 28,551.
(8)	Represents our phantom units, which vest as follows: 3/25/2014 – 8,157 and 3/25/2015 – 24,472.
(9)	Represents options to purchase ARP common units, which vest as follows: 5/15/2013 – 12,500, 5/15/2014 – 12,500, 5/15/2015 – 12,500 and 5/15/2016 – 12,500.
(10)	Represents ARP phantom units, which vest as follows: 5/15/2013 – 12,500, 5/15/2014 – 12,500, 5/15/2015 – 12,500 and 5/15/2016 – 12,500.
(11)	Represents options to purchase our units, which vest as follows: 3/25/2014 – 135,956 and 3/25/2015 – 407,869.
(12)	Represents our phantom units, which vest as follows: 3/25/2014 – 67,978 and 3/25/2015 – 203,934.
(13)	Represents options to purchase our units, which vest as follows: 3/25/2014 – 27,191 and 3/25/2015 – 81,574.
(14)	Represents our phantom units, which vests as follows: 3/25/2014 – 21,753 and 3/25/2015 – 65,259.
(15)	Represents options to purchase our units, which vest as follows: 3/25/2014 – 54,382 and 3/25/2015 – 163,148.
(16)	Represents our phantom units, which vest as follows: 3/25/2014 – 40,786 and 3/25/2015 – 122,361.
(17)	Represents options to purchase ARP common units, which vest as follows: 5/15/2013 – 56,250, 5/15/2014 – 56,250, 5/15/2015 – 56,250 and 5/15/2016 – 56,250.
(18)	Represents ARP phantom units, which vest as follows: 5/15/2013 – 25,000, 5/15/2014 – 25,000, 5/15/2015 – 25,000 and 5/15/2016 – 25,000.

2012 Option Exercises and Units Vested Table

	Option Awards		Unit Awards
Name	Number of Units Acquired on Exercise	Value Realized on Exercise ($)	Number of Units Acquired on Vesting	Value Realized on Vesting ($)	Total Value ($)

Edward E. Cohen	—	—	—	—	—
Sean P. McGrath	—	—	250	8,900	8,900
Jonathan Z. Cohen	—	—	—	—	—
Eugene N. Dubay	51,998	1,527,393	—	—	1,527,393
Matthew A. Jones	—	—	—	—	—

2012 Non-Qualified Deferred Compensation

Name	Executive Contributions in the Last FY ($)		Registrant Contributions in the Last FY ($)		Aggregate Earnings in the Last FY ($)	Aggregate Balance at Last FYE ($)

Edward E. Cohen	448,077	(1)	448,077	(3)	12,454	908,608
Jonathan Z. Cohen	315,385	(2)	315,385	(4)	8,867	639,637

(1)	This amount is included within the Summary Compensation Table for 2012 reflecting $89,615 in the salary column, $258,462 in the non-equity incentive compensation column and $100,000 in the all other compensation column.
(2)	This amount is included within the Summary Compensation Table for 2012 reflecting $63,077 in the salary column and $252,308 in the non-equity incentive compensation column.
(3)	This amount is included within the Summary Compensation Table for 2012 reflecting our $448,077 matching contribution in the all other compensation column.
(4)	This amount is included within the Summary Compensation Table for 2012 reflecting our $315,385 matching contribution in the all other compensation column.

Effective July 1, 2011, we established the Excess 401(k) Plan, an unfunded nonqualified deferred compensation plan for certain highly compensated employees. The Excess 401(k) Plan provides Messrs. E. and J. Cohen, the plan’s current participants, with the opportunity to defer, annually, the receipt of a portion of their compensation, and to permit them to designate investment indices for the purpose of crediting earnings and losses on any amounts deferred under the Excess 401(k) Plan. Messrs. E. and J. Cohen may defer up to 10% of their total annual cash compensation (which means base salary and non-performance-based bonus) and up to100% of all performance-based bonuses, and we are obligated to match such deferrals on a dollar-for-dollar basis (i.e., 100% of the deferral) up to a total of 50% of their base salary for any calendar year. The account is invested in a mutual fund and cash balances are invested daily in a money market account. We established a “rabbi” trust to serve as the funding vehicle for the Excess 401(k) Plan and we will, not later than the last day of the first month of each calendar quarter, make contributions to the trust in the amount of the compensation deferred, along with the corresponding match, during the preceding calendar quarter. Notwithstanding the establishment of the rabbi trust, our obligation to pay the amounts due under the Excess 401(k) Plan constitutes a general, unsecured obligation, payable out of our general assets, and Messrs. E. and J. Cohen do not have any rights to any specific asset of the company.

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

2012 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		All Other Compensation ($)(1)	Total ($)

Carlton M. Arrendell	75,000	124,988	(2)	5,634	205,622
Mark C. Biderman	75,000	124,988	(2)	5,634	205,622
Dennis A. Holtz	82,500	124,988	(2)	5,634	213,122
William Karis	82,500	124,995	(3)	5,907	213,402
Harvey Magarick	90,000	124,995	(3)	5,907	220,902
Ellen F. Warren	85,000	124,988	(2)	5,634	215,622

(1)	Represents DERs for phantom units.
(2)	For Messrs. Arrendell, Biderman, Holtz and Ms. Warren, represents 4,589 phantom units granted under our Plans. 2,499 of the phantom units had a grant date fair value of $30.01, and 1,922 of the phantom units had a grant date fair value of $26.01. Concurrent with the distribution of ARP common units upon ARP’s formation, the phantom units, restricted units and options in the our Plans were increased in an amount equivalent to the percentage change in the Partnership’s publicly traded unit price from the closing price on March 13, 2012 to the opening price on March 14, 2012, resulting in an additional 168 phantom unit adjustment. In addition, the strike price of unit option awards was decreased by the same percentage change. The 2,499 phantom units vest 25% on the anniversary of the date of grant as follows: 6/13/13 – 624, 2/17/14 – 624, 2/17/15 – 624 and 2/17/16 – 627. The 1,922 phantom units vest 25% on the anniversary of the date of grant as follows: 2/17/13 – 522, 2/17/14 – 522, 2/17/15 – 522 and 2/17/16 – 524.
(3)	For Messrs. Karis and Magarick, represents 3,782 phantom units granted under our Plans, having a grant date fair value of $33.05. The phantom units vest 25% on the anniversary of the date of grant as follows: 11/10/13 – 945, 11/10/14 – 945, 11/10/15 – 945 and 11/10/16 – 947.

Director Compensation

Our general partner does not pay additional remuneration to officers or employees who also serve as board members. In 2012, the annual retainer for non-employee directors was comprised of $75,000 in cash and an annual grant of phantom units with DERs issued under our Plans having a fair market value of $125,000. Chairs of the nominating and governance committee and the investment committee receive an additional retainer of $7,500, the chair of the compensation committee receives an additional retainer of $10,000 and the chair of the audit committee receives an additional retainer of $15,000.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based upon its review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K for the year ended December 31, 2012.

This report has been provided by the compensation committee of the Board of Directors of Atlas Energy GP, LLC.

Ellen F. Warren, Chair

Carlton M. Arrendell

Dennis A. Holtz

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of common units owned, as of February 25, 2013, by (a) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common units, (b) each of our present directors and nominees, (c) each of our executive officers serving during the 2012 fiscal year, and (d) all of our directors, nominees and executive officers as a group. This information is reported in accordance with the beneficial ownership rules of the Securities and Exchange Commission under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days. Common units issuable pursuant to options or warrants are deemed to be outstanding for purposes of computing the percentage of the person or group holding such options or warrants but are not deemed to be outstanding for purposes of computing the percentage of any other person. Unless otherwise indicated in footnotes to the table, each person listed has sole voting and dispositive power with respect to the securities owned by such person.

	Common unit amount and nature of beneficial ownership		Percent of class
Beneficial owner
Directors(1)
Carlton M. Arrendell	4,267		*
Mark C. Biderman	18,487		*
Edward E. Cohen	2,010,465	(2)(4)	3.87%
Jonathan Z. Cohen	1,557,886	(3)(4)	3.02%
Dennis A. Holtz	11,071		*
William G. Karis	4,439		*
Harvey G. Magarick	4,740		*
Ellen F. Warren	2,688		*

Non-director principal officers(1)
Eugene N. Dubay	11,165	(5)	*
Freddie M. Kotek	84,898	(6)	*
Matthew A. Jones	140,817	(4)	*
Sean P. McGrath	26,793	(4)	*
Jeffrey M. Slotterback	300		*
Lisa Washington	14,147	(4)	*
All executive officers, directors and nominees as a group (15 persons)	2,646,205	(7)	5.06%

Other owners of more than 5% of outstanding common units
Leon G. Cooperman	3,785,713	(8)	7.37%
Credit Suisse AG	2,843,311	(9)	5.54%
ING Groep N.V./ING Capital Markets LLC	2,855,073	(10)	5.56%

*	Less than 1%
(1)	The business address for each director, director nominee and executive officer is Park Place Corporate Center One, 1000 Commerce Drive, 4th Floor, Pittsburgh, PA 15275-1011.
(2)

Includes (i) 26,251 common units held in an individual retirement account of Mr. E. Cohen’s spouse, (ii) 1,178,685 common units held by a charitable foundation of which Mr. E. Cohen, his spouse and their children serve as co-trustees; and (iii) 67,273 common units held in trust for the benefit of Mr. E. Cohen’s spouse and/or children. Mr. E. Cohen disclaims beneficial ownership of the above referenced common units. 1,245,958 of these common units are also included in the common units referred to in footnote 3 below.

(3)

Includes (i) 67,273 common units held in a trust of which Mr. J. Cohen is a co-trustee and co-beneficiary and (ii) 1,178,685 common units held by a charitable foundation of which Mr. J. Cohen, his parents and his sibling serve as co-trustees. These common units are also included in the common units referred to in footnote 2 above. Mr. J. Cohen disclaims beneficial ownership of the above referenced common units.

(4)

Includes common units issuable on exercise of options granted under our Plans in the following amounts: Mr. E. Cohen – 543,825 common units; Mr. J. Cohen – 217,530 common units; Mr. Jones – 108,765 common units; Mr. McGrath – 16,314; and Ms. Washington – 10,876.

(5)	Includes 620 common units held in trust for the benefit of Mr. Dubay’s spouse.
(6)

Includes (i) 2,731 common units held by spouse, (ii) 27,316 common units held by GRAT, (iii) 27,316 common units held by his spouse’s GRAT, (iv) 2,496 common units held by his children’s trust, (v) 1,930 common units held by his children and (vi) 6,458 common units held by his mother-in-law.

(7)

This number has been adjusted to exclude 67,273 common units and 1,178,685 common units which were included in both Mr. E. Cohen’s beneficial ownership amount and Mr. J. Cohen’s beneficial ownership amount.

(8)	This information is based on a Schedule 13G/A filed with the SEC on February 6, 2013. The address for Mr. Cooperman is 2700 No. Military Trail, Suite 230, Boca Raton, FL 33431.
(9)	This information is based on a Schedule 13G/A filed with the SEC on February 14, 2013. The address for Credit Suisse AG is Uetlibergstrasse 231, P.O. Box 900, CH 8070, Zurich, Switzerland.
(10)

This information is based on a Schedule 13G filed with the SEC on January 22, 2013. The address for ING Groep N.V. is Bijlmerplein 888, 1102 MG, Amsterdam-Zuidoost, Postbus 1800, 1000 BV Amsterdam, The Netherlands and the address for ING Capital Markets LLC is 1013 Centre Road, Wilmington, New Castle, DE 19805.

Equity Compensation Plan Information

The following table contains information about our 2006 Plan as of December 31, 2012:

Plan category	Number of securities to be issued upon exercise of equity instruments	Weighted- average exercise price of outstanding equity instruments	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders – phantom units	50,759	n/a
Equity compensation plans approved by security holders – unit options	929,939	$20.75

Equity compensation plans approved by security holders – Total	980,698		977,839

The following table contains information about our 2010 Plan as of December 31, 2012:

Plan category	Number of securities to be issued upon exercise of equity instruments	Weighted- average exercise price of outstanding equity instruments	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders – phantom units	2,044,227	n/a
Equity compensation plans approved by security holders – unit options	2,504,703	$20.51

Equity compensation plans approved by security holders – Total	4,458,930		1,189,736

The following table contains information about ARP’s 2012 Plan as of December 31, 2012:

Plan category	Number of securities to be issued upon exercise of equity instruments	Weighted- average exercise price of outstanding equity instruments	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders – phantom units	948,476	n/a
Equity compensation plans approved by security holders – unit options	1,515,500	$24.68

Equity compensation plans approved by security holders – Total	2,463,976		436,024

The following table contains information about the APL’s 2004 Plan as of December 31, 2012:

Plan category	Number of securities to be issued upon exercise of equity instruments	Weighted- average exercise price of outstanding equity instruments	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders – phantom units	63,725	n/a
Equity compensation plans approved by security holders – unit options	—	n/a

Equity compensation plans approved by security holders – Total	63,725		4,359

The following table contains information about the APL’s 2010 Plan as of December 31, 2012:

Plan category	Number of securities to be issued upon exercise of equity instruments	Weighted- average exercise price of outstanding equity instruments	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders – phantom units	989,517	n/a
Equity compensation plans approved by security holders – unit options	—	n/a

Equity compensation plans approved by security holders – Total	989,517		1,519,958

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Relationship with Resource America. Edward E. Cohen, our general partner’s Chief Executive Officer and President, serves as Chairman of Resource America, Inc., the former parent of AEI (“Resource America”) and is a greater than 10% shareholder, and Jonathan Z. Cohen, our Executive Chairman, serves as Chief Executive Officer and President of Resource America and is a greater than 10% shareholder. We sublease office space from Resource America and reimburse it for certain shared services. During fiscal 2012, we paid Resource America $0.5 million. In addition, Resource America subleases office space from us on a month to month basis and paid us $0.1 million for the fiscal year ended December 31, 2012.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the years ended December 31, 2012 and 2011, the accounting fees and services (in thousands) charged by Grant Thornton, LLP, our independent auditors, were as follows:

	Years Ended December 31,
	2012	2011
Audit fees(1)	$2,822	$2,286
Audit-related fees(2)	174	373

Tax fees(3)	183	156
All other fees	—	—

Total accounting fees and services	$3,179	$2,815

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

(2)

Represents the aggregate fees recognized during the year ended December 31, 2012 for professional services rendered by Grant Thornton LLP substantially related to the historical audit of recently acquired DTE as well as certain necessary audit related services in connection with the registration and/or private placement of ARP’s investment drilling partnerships. During the year ended December 31, 2011, the professional services substantially related to the carve out audits of the historical financial statements of our Production and Partnership Management operating units in connection with its spin-off.

(3)	The fees for tax services rendered related to tax compliance.

Audit Committee Pre-Approval Policies and Procedures

The audit committee of our general partner, on at least an annual basis, reviews audit and non-audit services performed by Grant Thornton LLP as well as the fees charged by Grant Thornton LLP for such services. Our policy is that all audit and non-audit services must be pre-approved by the audit committee. All of such services and fees were pre-approved during 2012 and 2011.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

The financial statements required by this Item 15(a)(1) are set forth in Item 8: Financial Statements and Supplementary Data.

(2)	Financial Statement Schedules

None

(3)	Exhibits:

Exhibit No.	Description

2.1	Transaction Agreement, by and among Atlas Energy, Inc., Atlas Energy Resources, LLC, Atlas Pipeline Holdings, L.P. and Atlas Pipeline Holdings GP, LLC, dated November 8, 2010. (11)

2.2	Purchase and Sale Agreement, by and among Atlas Pipeline Partners, L.P., APL Laurel Mountain, LLC, Atlas Energy, Inc., and Atlas Energy Resources, LLC, dated November 8, 2010. (11)

2.3	Employee Matters Agreement, by and among Atlas Energy, Inc., Atlas Pipeline Holdings, L.P. and Atlas Pipeline Holdings GP, LLC, dated November 8, 2010. (11)

2.4	Separation and Distribution Agreement, dated February 23, 2012, by and among Atlas Energy, L.P., Atlas Energy GP, LLC, Atlas Resource Partners, L.P. and Atlas Resource Partners GP, LLC. (The schedules to the Separation and Distribution Agreement have been omitted pursuant to Item 601(b) of Regulation S-K. A copy of the omitted schedules will be furnished to the U.S. Securities and Exchange Commission supplementally upon request.) (27)

3.1(a)	Certificate of Limited Partnership of Atlas Pipeline Holdings, L.P.(1)

Exhibit No.	Description

3.1(b)	Certificate of Amendment of Limited Partnership of Atlas Pipeline Holdings, L.P.(13)

3.1(c)	Amendment to Certificate of Limited Partnership of Atlas Energy, L.P. (5)

3.2(a)	Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Holdings, L.P.(13)

3.2(b)	Amendment No. 1 to Second Amended and Restated Limited Partnership Agreement of Atlas Pipeline Holdings, L.P.(13)

3.2(c)	Amendment No. 2 to Second Amended and Restated Limited Partnership Agreement of Atlas Energy, L.P. (5)

4.1	Specimen Certificate Representing Common Units(1)

10.1	Second Amended and Restated Limited Liability Company Agreement of Atlas Pipeline Holdings GP, LLC. (13)

10.2	Amended and Restated Limited Liability Company Agreement of Atlas Pipeline Partners GP, LLC(1)

10.3(a)	Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(1)

10.3(b)	Amendment No. 2 to Second Amendment and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(4)

10.3(c)	Amendment No. 3 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(6)

10.3(d)	Amendment No. 4 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(6)

10.3(e)	Amendment No. 5 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(6)

10.3(f)	Amendment No. 6 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(7)

10.3(g)	Amendment No. 7 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(8)

10.3(h)	Amendment No. 8 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(9)

10.3(i)	Amendment No. 9 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(14)

10.4	Amended and Restated Limited Liability Company Agreement of Atlas Resource Partners GP, LLC (33)

10.5(a)	Amended and Restated Limited Partnership Agreement of Atlas Resource Partners, L.P.(28)

10.5(b)	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Atlas Resource Partners, L.P. dated as of July 25, 2012(17)

Exhibit No.	Description

10.6(a)	Long-Term Incentive Plan(6)

10.6(b)	Amendment No. 1 to Long-Term Incentive Plan(15)

10.7	2010 Long-Term Incentive Plan(16)

10.8	Form of Phantom Unit Grant under 2010 Long-Term Incentive Plan(32)

10.9	Form of Stock Option Grant under 2010 Long-Term Incentive Plan(32)

10.10(a)	Amended and Restated Credit Agreement, dated July 27, 2007, amended and restated as of December 22, 2010, among Atlas Pipeline Partners, L.P., the guarantors therein, Wells Fargo Bank, National Association, and other banks party thereto(23)

10.10(b)	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of April 19, 2011 (25)

10.10(c)	Incremental Joinder Agreement to the Amended and Restated Credit Agreement, dated as of July 8, 2011 (26)

10.10(d)	Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of May 31, 2012(18)

10.10(e)	Amendment No. 3 to the Amended and Restated Credit Agreement(34)

10.11	Pennsylvania Operating Services Agreement dated as of February 17, 2011 between Atlas Energy, Inc., Atlas Pipeline Holdings, L.P. and Atlas Resources, LLC. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission.(12)

10.12(a)	Base Contract for Sale and Purchase of Natural Gas dated as of November 8, 2010 between Chevron Natural Gas, a division of Chevron U.S.A. Inc. and Atlas Resources, LLC, Viking Resources, LLC, and Resource Energy, LLC. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission. (12)

10.12(b)	Amendment No. 1 to the Base Contract for Sale and Purchase of Natural Gas dated as of November 8, 2010 between Chevron Natural Gas, a division of Chevron U.S.A. Inc. and Atlas Resources, LLC, Viking Resources, LLC, and Resource Energy, LLC, dated as of January 6, 2011. (12)

10.12(c)	Amendment No. 2 to the Base Contract for Sale and Purchase of Natural Gas dated as of November 8, 2010 between Chevron Natural Gas, a division of Chevron U.S.A. Inc. and Atlas Resources, LLC, Viking Resources, LLC, and Resource Energy, LLC, dated as of February 2, 2011. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission. (12)

10.13	Transaction Confirmation, Supply Contract No. 0001, under Base Contract for Sale and Purchase of Natural Gas dated as of November 8, 2010 between Chevron Natural Gas, a division of Chevron U.S.A. Inc. and Atlas Resources, LLC, Viking Resources, LLC, and Resource Energy, LLC, dated February 17, 2011. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission. (12)

Exhibit No.	Description

10.14	Gas Gathering Agreement for Natural Gas on the Legacy Appalachian System dated as of June 1, 2009 between Laurel Mountain Midstream, LLC and Atlas America, LLC, Atlas Energy Resources, LLC, Atlas Energy Operating Company, LLC, Atlas Noble, LLC, Resource Energy, LLC, Viking Resources, LLC, Atlas Pipeline Partners, L.P. and Atlas Pipeline Operating Partnership, L.P. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission.(12)

10.15	Gas Gathering Agreement for Natural Gas on the Expansion Appalachian System dated as of June 1, 2009 between Laurel Mountain Midstream, LLC and Atlas America, LLC, Atlas Energy Resources, LLC, Atlas Energy Operating Company, LLC, Atlas Noble, LLC, Resource Energy, LLC, Viking Resources, LLC, Atlas Pipeline Partners, L.P. and Atlas Pipeline Operating Partnership, L.P. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission.(12)

10.16	Employment Agreement between Atlas Energy, L.P. and Edward E. Cohen dated as of May 13, 2011(12)

10.17	Employment Agreement between Atlas Energy, L.P. and Jonathan Z. Cohen dated as of May 13, 2011(12)

10.18	Employment Agreement between Atlas Energy, L.P. and Eugene N. Dubay dated as of November 4, 2011(21)

10.19	Employment Agreement between Atlas Energy, L.P. and Matthew A. Jones dated as of November 4, 2011(32)

10.20	Employment Agreement between Atlas Energy, L.P., Atlas Pipeline Partners, L.P. and Patrick J. McDonie dated as of July 3, 2012 (35)

10.21	Form of Grant of Phantom Units to Non-Employee Managers (20)

10.22	Letter Agreement, by and between Atlas Pipeline Partners, L.P. and Atlas Pipeline Holdings, L.P., dated November 8, 2010(21)

10.23	Non-Competition and Non-Solicitation Agreement, by and between Chevron Corporation and Edward E. Cohen, dated as of November 8, 2010(22)

10.24	Non-Competition and Non-Solicitation Agreement, by and between Chevron Corporation and Jonathan Z. Cohen, dated as of November 8, 2010(22)

10.25(a)	Credit Agreement, dated as of March 5, 2012, among Atlas Resource Partners, L.P. and Wells Fargo Bank, N.A., as administrative agent for the Lenders (30)

10.25(b)	First Amendment to Credit Agreement, dated as of April 30, 2012, between Atlas Resource Partners, L.P. and Wells Fargo Bank, N.A., as administrative agent for the Lenders (31)

10.25(c)	Joinder Agreement dated April 18, 2012 between ARP Barnett, LLC, ARP Oklahoma, LLC and Wells Fargo Bank, N.A.(31)

10.25(d)	Joinder Agreement dated April 30, 2012 between ARP Barnett, LLC and Wells Fargo Bank, N.A.(31)

10.25(e)	Second Amendment to Amended and Restated Credit Agreement, dated as of July 26, 2012, between Atlas Resource Partners, L.P. and Wells Fargo Bank, N.A., as administrative agent for the Lenders (17)

Exhibit No.	Description

10.25(f)	Joinder Agreement dated as of July 26, 2012 between Atlas Barnett, LLC and Wells Fargo Bank, N.A. (17)

10.25(g)	Third Amendment to Amended and Restated Credit Agreement dated as of December 20, 2012(36)

10.25(h)	Fourth Amendment to Amended and Restated Credit Agreement dated as of January 11, 2013(37)

10.26	Secured Hedge Facility Agreement dated as of March 5, 2012 among Atlas Resources, LLC, the participating partnerships from time to time party thereto, the hedge providers from time to time party thereto and Wells Fargo Bank, N.A., as collateral agent for the hedge providers(30)

10.27	Atlas Resource Partners, L.P. 2012 Long-Term Incentive Plan(28)

10.28	Purchase and Sale Agreement, dated as of March 15, 2012, among ARP Barnett, LLC, Carrizo Oil & Gas, Inc., CLLR, Inc., Hondo Pipeline, Inc. and Mescalero Pipeline, Inc. The schedules to the Purchase and Sale Agreement have been omitted pursuant to Item 601(b) of Regulation S-K. A copy of the omitted schedules will be furnished to the U.S. Securities and Exchange Commission supplementally upon request(29)

10.29	Credit Agreement, dated as of May 16, 2012, among Atlas Energy, L.P. and Wells Fargo Bank, N.A., as administrative agent for the Lenders (2)

10.30	Merger Agreement dated as of May 17, 2012 among Atlas Resource Partners, L.P., Titan Merger Sub, LLC and Titan Operating, LLC. The annexes, schedules and exhibits to the Merger Agreement have been omitted pursuant to Item 601(b) of Regulation S-K. A copy of the omitted annexes, schedules and exhibits will be furnished to the U.S. Securities and Exchange Commission supplementally upon request(3)

10.31	Membership Interest Purchase Agreement, dated as of November 29, 2012, between MCN EnergyEnterprises, LLC and Atlas Barnett, LLC. The schedules to the Membership Interest Purchase Agreement have been omitted pursuant to Item 601(b) of Regulation S-K. A copy of the omitted schedules will be furnished to the U.S. Securities and Exchange Commission supplementally upon request(38)

10.32	Securities Purchase Agreement dated November 30, 2012, by and among Cardinal Midstream, LLC, Cardinal Arkoma, Inc., Cardinal Arkoma Midstream, LLC, Cardinal Gas Treating LLC and Atlas Pipeline Mid-Continent Holdings, LLC. The schedules to the Securities Purchase Agreement have been omitted pursuant to Item 601(b) of Regulation S-K. A copy of the omitted schedules will be furnished to the U.S. Securities and Exchange Commission supplementally upon request(39)

10.33	Registration Rights Agreement, dated as of April 30, 2012, among Atlas Resource Partners, L.P. and the various parties listed therein(31)

10.34	Registration Rights Agreement, dated as of July 25, 2012, among Atlas Resource Partners, L.P. and the various parties listed therein(17)

10.35	Registration Rights Agreement, dated as of May 16, 2012, between Atlas Resource Partners, L.P., Wells Fargo Bank, National Association and the lenders named in the Credit Agreement dated May 16, 2012 by and among Atlas Energy, L.P. and the lenders named therein(40)

10.36	Second Lien Credit Agreement, dated as of December 20, 2012, by and among Atlas Resource Partners, L.P., the lenders party thereto and Wells Fargo Energy Capital, Inc. as administrative agent for the lenders(36)

Exhibit No.	Description

10.37	Registration Rights Agreement, dated as of January 23, 2013 among Atlas Energy Holdings Operating Company, LLC, Atlas Resource Finance Corporation and the initial purchasers named therein(10)

10.38	Registration Rights Agreement, dated May 16, 2012, between Atlas Pipeline Partners, L.P., Wells Fargo Bank, National Association and the lenders named in the Credit Agreement dated May 16, 2012 by and among Atlas Energy, L.P. and the lenders named therein(35)

10.39	Registration Rights Agreement, dated September 28, 2012, by and among Atlas Pipeline Partners, L.P., Atlas Pipeline Finance Corporation, the subsidiaries named therein, and the initial purchasers listed therein(41)

10.40	Registration Rights Agreement, dated December 20, 2012, by and among Atlas Pipeline Partners, L.P., Atlas Pipeline Finance Corporation, the subsidiaries named therein, and the initial purchasers listed therein(42)

10.41	Equity Distribution Agreement dated November 5, 2012, by and between Atlas Pipeline Partners, L.P. and Citigroup Global Markets Inc.(43)

21.1	Subsidiaries of Registrant

23.1	Consent of Grant Thornton LLP

23.2	Consent of Wright & Company, Inc.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification

31.2	Rule 13(a)-14(a)/14(d)-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

99.1	Summary Reserve Report(44)

101.INS	XBRL Instance Document(45)

101.SCH	XBRL Schema Document(45)

101.CAL	XBRL Calculation Linkbase Document(45)

101.LAB	XBRL Label Linkbase Document(45)

101.PRE	XBRL Presentation Linkbase Document(45)

101.DEF	XBRL Definition Linkbase Document(45)

(1)	Previously filed as an exhibit to the registration statement on Form S-1 (File No. 333-130999).
(2)	Previously filed as an exhibit to current report on Form 8-K filed May 21, 2012.
(3)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on May 21, 2012.
(4)	Previously filed as an exhibit to current report on Form 8-K filed July 30, 2007.
(5)	Previously filed as an exhibit to current report on Form 8-K filed December 13, 2011.
(6)	Previously filed as an exhibit to annual report on Form 10-K for the year ended December 31, 2008.
(7)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended March 31, 2009.

(8)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on April 2, 2010.
(9)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on July 7, 2010.
(10)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on January 25, 2013.
(11)	Previously filed as an exhibit to current report on Form 8-K filed November 12, 2010.
(12)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended March 31, 2011.
(13)	Previously filed as an exhibit to current report on Form 8-K filed on February 24, 2011.
(14)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on December 13, 2011.
(15)	Previously filed as an exhibit to annual report on Form 10-K for the year ended December 31, 2010.
(16)	Previously filed as an exhibit to current report on Form 8-K filed on November 12, 2010.
(17)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on July 26, 2012.
(18)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on May 31, 2012.
(19)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on September 1, 2010.
(20)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended September 30, 2010.
(21)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s quarterly report on Form 10-Q for the quarter ended September 30, 2011.
(22)	Previously filed as an exhibit to Atlas Energy, Inc.’s current report on Form 8-K filed on November 12, 2010.
(23)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on December 23, 2010.
(24)	Previously filed as an exhibit to current report on Form 8-K filed on March 25, 2011.
(25)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s quarterly report on Form 10-Q for the quarter ended March 31, 2011.
(26)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on July 11, 2011.
(27)	Previously filed as an exhibit to current report on Form 8-K filed on February 24, 2012.
(28)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on March 14, 2012.
(29)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on March 21, 2012.
(30)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on March 7, 2012.
(31)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on May 1, 2012.
(32)	Previously filed as an exhibit to annual report on Form 10-K for the year ended December 31, 2011.
(33)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s quarterly report on Form 10-Q for the quarter ended March 31, 2012.
(34)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on December 13, 2012.
(35)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s quarterly report on Form 10-Q for the quarter ended June 30, 2012.
(36)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on December 26, 2012.
(37)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on January 11, 2013.
(38)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on November 20, 2012.
(39)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on December 4, 2012.
(40)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s quarterly report on Form 10-Q for the quarter ended June 30, 2012.
(41)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on September 28, 2012.
(42)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on December 26, 2012.
(43)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on November 6, 2012.
(44)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s annual report on Form 10-K filed on February 28, 2013.
(45)	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language).

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

ATLAS ENERGY, L.P.
By: Atlas Energy GP, LLC, its General Partner

Date: February 28, 2013	By:	/s/ EDWARD E. COHEN
Edward E. Cohen Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated as of February 28, 2013.

/s/ EDWARD E. COHEN	Chief Executive Officer, President and Director of the General Partner
Edward E. Cohen

/s/ JONATHAN Z. COHEN	Executive Chairman of the Board of the General Partner
Jonathan Z. Cohen

/s/ SEAN P. MCGRATH	Chief Financial Officer of the General Partner
Sean P. McGrath

/s/ JEFFREY M. SLOTTERBACK	Chief Accounting Officer
Jeffrey M. Slotterback

/s/ CARLTON M. ARRENDELL	Director of the General Partner
Carlton M. Arrendell

/s/ MARK C. BIDERMAN	Director of the General Partner
Mark C. Biderman

/s/ DENNIS A. HOLTZ	Director of the General Partner
Dennis A. Holtz

/s/ WILLIAM G. KARIS	Director of the General Partner
William G. Karis

/s/ HARVEY G. MAGARICK	Director of the General Partner
Harvey G. Magarick

/s/ ELLEN F. WARREN	Director of the General Partner
Ellen F. Warren