Form 10-Q
period 2013-03-31
Atlas Energy, L.P.
filed 2013-05-09
CIK 1347218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of outstanding common units of the registrant on May 1, 2013 was 51,373,496.

ATLAS ENERGY, L.P. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS ENERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$11,408	$36,780
Accounts receivable	203,919	196,249
Current portion of derivative asset	19,160	35,351
Subscriptions receivable	—	55,357
Prepaid expenses and other	47,493	45,255

Total current assets	281,980	368,992

Property, plant and equipment, net	3,657,898	3,502,609
Intangible assets, net	184,038	200,680
Investment in joint venture	86,242	86,002
Goodwill, net	351,069	351,069
Long-term derivative asset	6,583	16,840
Other assets, net	81,666	71,002

	$4,649,476	$4,597,194

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Current portion of long-term debt	$8,861	$10,835
Accounts payable	130,118	119,028
Liabilities associated with drilling contracts	10,815	67,293
Accrued producer liabilities	114,057	109,725
Current portion of derivative liability	10,627	—
Current portion of derivative payable to Drilling Partnerships	8,665	11,293
Accrued interest	9,592	11,556
Accrued well drilling and completion costs	70,524	47,637
Accrued liabilities	60,681	103,291

Total current liabilities	423,940	480,658

Long-term debt, less current portion	1,740,051	1,529,508
Long-term derivative liability	3,617	888
Long-term derivative payable to Drilling Partnerships	670	2,429
Deferred income taxes, net	30,249	30,258
Asset retirement obligations and other	76,360	73,605

Commitments and contingencies

Partners’ Capital:
Common limited partners’ interests	433,320	456,171
Accumulated other comprehensive income (loss)	(1,964)	9,699

	431,356	465,870
Non-controlling interests	1,943,233	2,013,978

Total partners’ capital	2,374,589	2,479,848

	$4,649,476	$4,597,194

See accompanying notes to consolidated financial statements.

ATLAS ENERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Gas and oil production	$46,064	$17,164
Well construction and completion	56,478	43,719
Gathering and processing	420,087	305,141
Administration and oversight	1,085	2,831
Well services	4,816	5,006
Loss on mark-to-market derivatives	(12,083)	(12,035)
Other, net	5,655	2,801

Total revenues	522,102	364,627

Costs and expenses:
Gas and oil production	15,216	4,505
Well construction and completion	49,112	37,695
Gathering and processing	351,741	251,845
Well services	2,318	2,430
General and administrative	40,658	37,248
Depreciation, depletion and amortization	51,666	29,950

Total costs and expenses	510,711	363,673

Operating income	11,391	954

Loss on asset sales and disposal	(702)	(7,005)
Interest expense	(25,810)	(9,091)
Loss on early extinguishment of debt	(26,582)	—

Net loss before tax	(41,703)	(15,142)
Income tax benefit	9	—

Net loss	(41,694)	(15,142)
Loss (income) attributable to non-controlling interests	29,098	(3,365)

Net loss attributable to common limited partners	$(12,596)	$(18,507)

Net loss attributable to common limited partners per unit:
Basic	$(0.25)	$(0.36)

Diluted	$(0.25)	$(0.36)

Weighted average common limited partner units outstanding:
Basic	51,369	51,294

Diluted	51,369	51,294

See accompanying notes to consolidated financial statements.

ATLAS ENERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net loss	$(41,694)	$(15,142)
Loss (income) attributable to non-controlling interests	29,098	(3,365)

Net loss attributable to common limited partners	(12,596)	(18,507)
Other comprehensive income (loss):
Changes in fair value of derivative instruments accounted for as cash flow hedges	(24,944)	14,169
Less: reclassification adjustment for realized gains of cash flow hedges in net loss	(993)	(1,454)
Changes in non-controlling interest related to items in other comprehensive income (loss)	14,274	(9,130)

Total other comprehensive income (loss)	(11,663)	3,585

Comprehensive loss attributable to common limited partners	$(24,259)	$(14,922)

See accompanying notes to consolidated financial statements.

ATLAS ENERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands, except unit data)

(Unaudited)

	Common Limited
	Partners’ Capital		Accumulated Other Comprehensive Income (Loss)
	Units	Amount		Non- Controlling Interest	Total Partners’ Capital
Balance at January 1, 2013	51,365,582	$456,171	$9,699	$2,013,978	$2,479,848
Distributions to non-controlling interests	—	—	—	(46,907)	(46,907)
Unissued common units under incentive plan	—	5,522	—	8,514	14,036
Issuance of units under incentive plans	7,914	—	—	63	63
Distributions paid to common limited partners	—	(15,410)	—	—	(15,410)
Distribution equivalent rights paid on unissued units under incentive plans	—	(683)	—	(1,091)	(1,774)
Atlas Pipeline Partners, L.P. purchase price allocation	—	—	—	(1,780)	(1,780)
Gain on issuance of Atlas Pipeline Partners, L.P.’s common units	—	316	—	(316)	—
Non-controlling interests’ capital contribution	—	—	—	14,144	14,144
Other comprehensive loss	—	—	(11,663)	(14,274)	(25,937)
Net loss	—	(12,596)	—	(29,098)	(41,694)

Balance at March 31, 2013	51,373,496	$433,320	$(1,964)	$1,943,233	$2,374,589

See accompanying notes to consolidated financial statements.

ATLAS ENERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(41,694)	$(15,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	51,666	29,950
Amortization of deferred financing costs	6,246	1,359
Non-cash loss on derivative value, net	9,480	3,351
Non-cash compensation expense	14,153	4,759
Loss on asset sales and disposal	702	7,005
Deferred income tax benefit	(9)	—
Loss on early extinguishment of debt	26,582	—
Distributions paid to non-controlling interests	(47,998)	(26,502)
Equity income in unconsolidated companies	(2,039)	(1,233)
Distributions received from unconsolidated companies	1,804	1,996
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses and other	44,100	50,810
Accounts payable and accrued liabilities	(84,766)	(60,845)

Net cash used in operating activities	(21,773)	(4,492)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(167,003)	(100,125)
Net cash paid for acquisitions	—	(17,235)
Other	(1,498)	(941)

Net cash used in investing activities	(168,501)	(118,301)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	400,000	336,500
Repayments under credit facilities	(743,925)	(231,500)
Net proceeds from issuance of Atlas Pipeline Partners, L.P.’s long-term debt	637,090	—
Net proceeds from issuance of Atlas Resource Partners, L.P.’s long-term debt	267,926	—
Repayments of Atlas Pipeline Partners, L.P. long-term debt	(365,822)	—
Net proceeds from Atlas Pipeline Partners, L.P. equity offering	14,144	—
Distributions paid to unitholders	(15,410)	(12,310)
Premium paid on retirement of Atlas Pipeline Partners, L.P. long-term debt	(25,562)	—
Deferred financing costs and other	(3,539)	(1,924)

Net cash provided by financing activities	164,902	90,766

Net change in cash and cash equivalents	(25,372)	(32,027)
Cash and cash equivalents, beginning of year	36,780	77,376

Cash and cash equivalents, end of period	$11,408	$45,349

See accompanying notes to consolidated financial statements.

ATLAS ENERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

Atlas Energy, L.P., (the “Partnership” or “Atlas Energy”) is a publicly-traded Delaware master limited partnership (NYSE: ATLS).

At March 31, 2013, the Partnership’s operations primarily consisted of its ownership interests in the following entities:

•

Atlas Resource Partners, L.P. (“ARP”), a publicly-traded Delaware master limited partnership (NYSE: ARP) and an independent developer and producer of natural gas, crude oil and natural gas liquids (“NGL”), with operations in basins across the United States. ARP sponsors and manages tax-advantaged investment partnerships, in which it coinvests, to finance a portion of its natural gas, crude oil and NGL production activities. At March 31, 2013, the Partnership owned 100% of the general partner Class A units, all of the incentive distribution rights, and an approximate 43.0% limited partner interest (20,962,485 common limited partner units) in ARP;

•

Atlas Pipeline Partners, L.P. (“APL”), a publicly-traded Delaware master limited partnership (NYSE: APL) and midstream energy service provider engaged in the gathering, processing and treating of natural gas in the mid-continent and southwestern regions of the United States; natural gas gathering services in the Appalachian Basin in the northeastern region of the United States; and NGL transportation services throughout the southwestern region of the United States. At March 31, 2013, the Partnership owned a 2.0% general partner interest, all of the incentive distribution rights, and an approximate 8.7% common limited partner interest in APL; and

•

Lightfoot Capital Partners, LP (“Lightfoot LP”) and Lightfoot Capital Partners GP, LLC (“Lightfoot GP”), the general partner of Lightfoot L.P. (collectively, “Lightfoot”), entities which incubate new master limited partnerships (“MLPs”) and invest in existing MLPs. At March 31, 2013, the Partnership had an approximate 16% general partner interest and 12% limited partner interest in Lightfoot (see Note 6).

In February 2012, the board of directors (“the Board”) of the Partnership’s General Partner (“the General Partner”) approved the formation of ARP as a newly created exploration and production master limited partnership and the related transfer of substantially all of the Partnership’s exploration and production assets to ARP on March 5, 2012. The Board also approved the distribution of approximately 5.24 million ARP common units to the Partnership’s unitholders, which were distributed on March 13, 2012 using a ratio of 0.1021 ARP limited partner units for each of the Partnership’s common units owned on the record date of February 28, 2012. The distribution of ARP limited partner units represented approximately 20% of the common limited partner units outstanding at March 13, 2012.

The accompanying consolidated financial statements, which are unaudited except that the balance sheet at December 31, 2012 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012. Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation. Due to changes in business as a result of the formation of ARP during the year ended December 31, 2012, management of the Partnership modified its reportable operating segments. As a result, management of the Partnership reclassified the operating segment data for the three months ended March 2012 to be consistent with the three months ended March 31, 2013. The results of operations for the three months ended March 31, 2013 may not necessarily be indicative of the results of operations for the full year ending December 31, 2013.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Combination

The consolidated financial statements include the accounts of the Partnership and its consolidated subsidiaries, all of which are wholly-owned at March 31, 2013, except for ARP and APL, which are controlled by the Partnership. Due to the structure of the Partnership’s ownership interests in ARP and APL, the Partnership consolidates the financial statements of ARP and APL into its consolidated financial statements rather than present its ownership interest as equity investments. As such, the non-controlling interests in ARP and APL are reflected as (income) loss attributable to non-controlling interests in its consolidated statements of operations and as a component of partners’ capital on its consolidated balance sheets. All material intercompany transactions have been eliminated.

In accordance with established practice in the oil and gas industry, the Partnership’s consolidated financial statements include its pro-rata share of assets, liabilities, income and lease operating and general and administrative costs and expenses of the energy partnerships in which ARP has an interest (“the Drilling Partnerships”). Such interests typically range from 20% to 41%. The Partnership’s financial statements do not include proportional consolidation of the depletion or impairment expenses of ARP’s Drilling Partnerships. Rather, ARP calculates these items specific to its own economics as further explained under the heading “Property, Plant and Equipment” elsewhere within this note.

The Partnership’s consolidated financial statements also include APL’s 95% ownership interest in joint ventures which individually own a 100% ownership interest in the West OK natural gas gathering system and processing plants and a 72.8% undivided interest in the West TX natural gas gathering system and processing plants. APL consolidates 100% of these joint ventures. The Partnership reflects the non-controlling 5% ownership interest in the joint ventures as non-controlling interests on its consolidated statements of operations. The Partnership also reflects the 5% ownership interest in the net assets of the joint ventures as non-controlling interests within partners’ capital on its consolidated balance sheets. The joint ventures have a $1.9 billion note receivable from the holder of the 5% ownership interest in the joint ventures, which was reflected within non-controlling interests on the Partnership’s consolidated balance sheets.

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

The Partnership’s consolidated financial statements also include APL’s 60% interest in Centrahoma Processing LLC (“Centrahoma”), which was acquired on December 20, 2012 as part of the acquisition of assets from Cardinal Midstream, LLC (the “Cardinal Acquisition”) (see Note 3). The remaining 40% ownership interest is held by MarkWest Oklahoma Gas Company LLC (“MarkWest”), a wholly-owned subsidiary of MarkWest Energy Partners, L.P. (NYSE: MWE). APL consolidates 100% of this joint venture and the non-controlling interest in the joint venture is reflected on the Partnership’s consolidated statements of operations. The Partnership also reflects the non-controlling interest in the net assets of the joint ventures within partners’ capital on its consolidated balance sheets (see Note 3).

Use of Estimates

The preparation of the Partnership’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities that exist at the date of the Partnership’s consolidated financial statements, as well as the reported amounts of revenue and costs and expenses during the reporting periods. The Partnership’s consolidated financial statements are based on a number of significant estimates, including revenue and expense accruals, depletion, depreciation and amortization, asset impairments, fair value of derivative instruments, the probability of forecasted transactions and the allocation of purchase price to the fair value of assets acquired and liabilities assumed. Actual results could differ from those estimates.

The natural gas industry principally conducts its business by processing actual transactions as many as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following month’s financial results. Management believes that the operating results presented for the three months ended March 31, 2013 and 2012 represent actual results in all material respects (see “Revenue Recognition”).

Receivables

Accounts receivable on the consolidated balance sheets consist solely of the trade accounts receivable associated with ARP’s and APL’s operations. In evaluating the realizability of its accounts receivable, management of ARP and APL performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by management’s review of ARP’s and APL’s customers’ credit information. ARP and APL extend credit on sales on an unsecured basis to many of its customers. At March 31, 2013 and December 31, 2012, ARP and APL had recorded no allowance for uncollectible accounts receivable on the Partnership’s consolidated balance sheets.

Inventory

ARP and APL had $13.8 million and $13.5 million of inventory at March 31, 2013 and December 31, 2012, respectively, which were included within prepaid expenses and other current assets on the Partnership’s consolidated balance sheets. ARP values inventories at the lower of cost or market. ARP’s inventories, which consist of materials, pipes, supplies and other inventories, were principally determined using the average cost method. APL’s crude oil and refined product inventory costs consist of APL’s natural gas liquids line fill, which represents amounts receivable for NGLs delivered to counterparties for which the counterparty will pay at a designated later period at a price determined by the then current market price.

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

ARP’s depletion expense is determined on a field-by-field basis using the units-of-production method. Depletion rates for leasehold acquisition costs are based on estimated proved reserves, and depletion rates for well and related equipment costs are based on proved developed reserves associated with each field. Depletion rates are determined based on reserve quantity estimates and the capitalized costs of undeveloped and developed producing properties. Capitalized costs of developed producing properties in each field are aggregated to include ARP’s costs of property interests in proportionately consolidated Drilling Partnerships, joint venture wells, wells drilled solely by ARP for its interests, properties purchased and working interests with other outside operators.

Upon the sale or retirement of an ARP complete field of a proved property, the cost is eliminated from the property accounts, and the resultant gain or loss is reclassified to the Partnership’s consolidated statements of operations. Upon the sale of an individual ARP well, ARP credits the proceeds to accumulated depreciation and depletion within the Partnership’s consolidated balance sheets. Upon ARP’s sale of an entire interest in an unproved property where the property had been assessed for impairment individually, a gain or loss is recognized in the Partnership’s consolidated statements of operations. If a partial interest in an unproved property is sold, any funds received are accounted for as a reduction of the cost in the interest retained.

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

ARP’s method of calculating its reserves may result in reserve quantities and values which are greater than those which would be calculated by the Drilling Partnerships, which ARP sponsors and owns an interest in but does not control. ARP’s reserve quantities include reserves in excess of its proportionate share of reserves in Drilling Partnerships, which ARP may be unable to recover due to the Drilling Partnerships’ legal structure. ARP may have to pay additional consideration in the future as a well or Drilling Partnership becomes uneconomic under the terms of the Drilling Partnership’s agreement in order to recover these excess reserves and to acquire any additional residual interests in the wells held by other partnership investors. The acquisition of any well interest from the Drilling Partnership by ARP is governed under the Drilling Partnership’s agreement, and in general, must be at fair market value supported by an appraisal of an independent expert selected by ARP.

Unproved properties are reviewed annually for impairment or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment charges are recorded if conditions indicate that ARP will not explore the acreage prior to expiration of the applicable leases or if it is determined that the carrying value of the properties is above their fair value. There were no impairments of unproved gas and oil properties recorded by ARP for the three months ended March 31, 2013 and 2012.

Proved properties are reviewed annually for impairment or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. During the year ended December 31, 2012, the Partnership recognized $9.5 million of asset impairments related to ARP’s gas and oil properties within property, plant and equipment on its consolidated balance sheet for its shallow natural gas wells in the Antrim and Niobrara Shales. These impairments related to the carrying amounts of these gas and oil properties being in excess of ARP’s estimate of their fair values at December 31, 2012. The estimate of the fair values of these gas and oil properties was impacted by, among other factors, the deterioration of natural gas prices at the date of measurement. There were no impairments of proved gas and oil properties recorded by ARP for the three months ended March 31, 2013 and 2012.

Capitalized Interest

ARP and APL capitalize interest on borrowed funds related to capital projects only for periods that activities are in progress to bring these projects to their intended use. The weighted average interest rates used to capitalize interest on combined borrowed funds by ARP and APL in the aggregate were 6.1% and 6.7% for the three months ended March 31, 2013 and 2012, respectively. The aggregate amounts of interest capitalized by ARP and APL were $5.9 million and $2.3 million for the three months ended March 31, 2013 and 2012, respectively.

Intangible Assets

Customer contracts and relationships. APL amortizes intangible assets with finite lives in connection with natural gas gathering contracts and customer relationships assumed in certain consummated acquisitions, which it amortizes over their estimated useful lives. If an intangible asset has a finite useful life, but the precise length of that life is not known, that intangible asset must be amortized over the best estimate of its useful life. At a minimum, APL will assess the useful lives of all intangible assets on an annual basis to determine if adjustments are required. The estimated useful life for APL’s customer relationship intangible assets is based upon the estimated average length of non-contracted customer relationships in existence at the date of acquisition, adjusted for APL’s management’s estimate of whether the individual relationships will continue in excess or less than the average length. During the year ended December 31, 2012, APL completed an acquisition of a gas gathering system and related assets, which it accounted for as a business combination and initially recognized $10.6 million as customer contract intangible assets in its preliminary purchase price allocation. APL revised its preliminary acquisition purchase price allocation during the three months ended March 31, 2013, including an $8.4 million reduction of the fair value of intangible assets with finite lives. APL’s purchase price allocation for the Cardinal Acquisition has not been completed as of March 31, 2013, and estimates of fair value reflected as of March 31, 2013 are subject to change and changes could be material.

Partnership management and operating contracts. ARP has recorded intangible assets with finite lives in connection with partnership management and operating contracts acquired through prior consummated acquisitions. ARP amortizes contracts acquired on a declining balance method over their respective estimated useful lives.

The following table reflects the components of intangible assets being amortized at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012	Estimated Useful Lives In Years
Gross Carrying Amount:
Customer contracts and relationships	$316,813	$325,246	7 – 14
Partnership management and operating contracts	14,344	14,344	13

	$331,157	$339,590

Accumulated Amortization:
Customer contracts and relationships	$(134,027)	$(125,886)
Partnership management and operating contracts	(13,092)	(13,024)

	$(147,119)	$(138,910)

Net Carrying Amount:
Customer contracts and relationships	$182,786	$199,360
Partnership management and operating contracts	1,252	1,320

	$184,038	$200,680

Amortization expense on intangible assets was $8.2 million and $5.9 million for the three months ended March 31, 2013 and 2012, respectively. Aggregate estimated annual amortization expense for all of the contracts described above for the next five years ending December 31 is as follows: 2013 – $34.2 million; 2014 – $31.0 million; 2015 – $25.9 million; 2016 – $25.8 million; and 2017 – $19.8 million.

Goodwill

At March 31, 2013, the Partnership had $351.1 million of goodwill, which consisted of $31.8 million related to prior ARP consummated acquisitions and $319.3 million related to APL’s acquisitions during the year ended December 31, 2012 (see Note 3). The goodwill related to APL’s Cardinal Acquisition is a result of the strategic industry position of the assets and potential future synergies. The purchase price allocation for the Cardinal Acquisition has not been completed and the estimated goodwill allocation as of March 31, 2013 is subject to change and may be material. There were no changes in the carrying amount of goodwill for ARP and APL for the three months ended March 31, 2013.

ARP and APL test its goodwill for impairment at each year end by comparing its reporting unit estimated fair values to carrying values. Because quoted market prices for the reporting units are not available, management must apply judgment in determining the estimated fair value of these reporting units. ARP’s and APL’s management uses all available information to make these fair value determinations, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets and the available market data of the respective industry group. A key component of these fair value determinations is a reconciliation of the sum of the fair value calculations to market capitalization. The observed market prices of individual trades of an entity’s equity securities (and thus its computed market capitalization) may not be representative of the fair value of the entity as a whole. Substantial value may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity. Consequently, measuring the fair value of a collection of assets and liabilities that operate together in a controlled entity is different from measuring the fair value of that entity on a stand-alone basis. In most industries, including ARP’s and APL’s, an acquiring entity typically is willing to pay more for equity securities that give it a controlling interest than an investor would pay for a number of equity securities representing less than a controlling interest. Therefore, once the above fair value calculations have been determined, ARP and APL also consider the inclusion of a control premium within the calculations. This control premium is judgmental and is based on, among other items, observed acquisitions in ARP’s and APL’s industry. The resultant fair values calculated for the reporting units are compared to observable metrics on large mergers and acquisitions in ARP’s and APL’s industry to determine whether those valuations appear reasonable in management’s judgment. ARP’s and APL’s management will continue to evaluate goodwill at least annually or when impairment indicators arise. During the three months ended March 31, 2013, no impairment indicators arose and no goodwill impairments were recognized for ARP or APL by the Partnership.

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

Derivative Instruments

ARP and APL enter into certain financial contracts to manage their exposure to movement in commodity prices and interest rates (see Note 9). The derivative instruments recorded in the consolidated balance sheets were measured as either an asset or liability at fair value. Changes in ARP’s and APL’s derivative instrument’s fair value are recognized currently in the Partnership’s consolidated statements of operations unless specific hedge accounting criteria are met.

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

The Partnership evaluates tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns and disallows the recognition of tax positions not deemed to meet a “more-likely-than-not” threshold of being sustained by the applicable tax authority. The Partnership’s management does not believe it has any tax positions taken within its consolidated financial statements that would not meet this threshold. The Partnership’s policy is to reflect interest and penalties related to uncertain tax positions, when and if they become applicable. The Partnership has not recognized any potential interest or penalties in its consolidated financial statements for the three months ended March 31, 2013 and 2012.

The Partnership files Partnership Returns of Income in the U.S. and various state jurisdictions. With few exceptions, the Partnership is no longer subject to income tax examinations by major tax authorities for years prior to 2009. The Partnership is not currently being examined by any jurisdiction and is not aware of any potential examinations as of March 31, 2013, except for: 1) an ongoing examination by the Texas Comptroller of Public Accounts related to APL’s Texas

Franchise Tax for franchise report years 2008 through 2011; 2) an examination by the IRS related to one of APL’s corporate subsidiaries’ Federal Corporate Return for the period ended December 31, 2011; and 3) an examination by the IRS related to one of ARP’s subsidiaries’ Federal Partnership Return for the period ended December 31, 2011.

Certain corporate subsidiaries of the Partnership are subject to federal and state income tax. With the exception of a corporate subsidiary acquired by APL through the Cardinal Acquisition (see Note 3), the federal and state income taxes related to the Partnership and these corporate subsidiaries were immaterial to the consolidated financial statements as of March 31, 2013 and are recorded in pre-tax income on a current basis only. Accordingly, no federal or state deferred income tax has been provided for these corporate subsidiaries in the accompanying consolidated financial statements. APL’s corporate subsidiary accounts for income taxes under the asset and liability method. Deferred income taxes are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of any tax rate change on deferred taxes is recognized in the period that includes the enactment date of the tax rate change. Realization of deferred tax assets is assessed and, if not more likely than not, a valuation allowance is recorded to write down the deferred tax assets to their net realizable value. The effective tax rate differs from the statutory rate due primarily to APL earnings that are generally not subject to federal and state income taxes at the APL level (see Note 11).

Stock-Based Compensation

The Partnership recognizes all share-based payments to employees, including grants of employee stock options, in the consolidated financial statements based on their fair values (see Note 16).

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

The following is a reconciliation of net income (loss) allocated to the common limited partners for purposes of calculating net income (loss) attributable to common limited partners per unit (in thousands, except unit data):

	Three Months Ended March 31,
	2013	2012
Net loss	$(41,694)	$(15,142)
Loss (income) attributable to non-controlling interests	29,098	(3,365)

Net loss attributable to common limited partners	(12,596)	(18,507)
Less: Net income attributable to participating securities – phantom units(1)	—	—

Net loss utilized in the calculation of net loss attributable to common limited partners per unit	$(12,596)	$(18,507)

(1)

Net income attributable to common limited partners’ ownership interests is allocated to the phantom units on a pro-rata basis (weighted average phantom units outstanding as a percentage of the sum of the weighted average phantom units and common limited partner units outstanding). For the three months ended March 31, 2013 and 2012, net loss attributable to common limited partners’ ownership interest is not allocated to approximately 2,216,000 and 1,929,000 phantom units, respectively, because the contractual terms of the phantom units as participating securities do not require the holders to share in the losses of the entity.

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

The following table sets forth the reconciliation of the Partnership’s weighted average number of common limited partner units used to compute basic net income (loss) attributable to common limited partners per unit with those used to compute diluted net income (loss) attributable to common limited partners per unit (in thousands):

	Three Months Ended March 31,
	2013	2012
Weighted average number of common limited partners per unit – basic	51,369	51,294
Add effect of dilutive incentive awards(1)	—	—

Weighted average number of common limited partners per unit – diluted	51,369	51,294

(1)	For the three months ended March 31, 2013 and 2012, approximately 3,594,000 units and 2,260,000 units, respectively, were excluded from the computation of diluted earnings attributable to common limited partners per unit because the inclusion of such units would have been anti-dilutive.

Revenue Recognition

Atlas Resource. Certain energy activities are conducted by ARP through, and a portion of its revenues are attributable to, the Drilling Partnerships. ARP contracts with the Drilling Partnerships to drill partnership wells. The contracts require that the Drilling Partnerships pay ARP the full contract price upon execution. The income from a drilling contract is recognized as the services are performed using the percentage of completion method. The contracts are typically completed between 60 and 270 days. On an uncompleted contract, ARP classifies the difference between the contract payments it has received and the revenue earned as a current liability titled “Liabilities Associated with Drilling Contracts” on the Partnership’s consolidated balance sheets. ARP recognizes well services revenues at the time the services are performed. ARP is also entitled to receive management fees according to the respective partnership agreements and recognizes such fees as income when earned, which are included in administration and oversight revenues within the Partnership’s consolidated statements of operations.

ARP generally sells natural gas, crude oil and NGLs at prevailing market prices. Typically, ARP’s sales contracts are based on pricing provisions that are tied to a market index, with certain fixed adjustments based on proximity to gathering and transmission lines and the quality of its natural gas. Generally, the market index is fixed two business days prior to the commencement of the production month. Revenue and the related accounts receivable are recognized when produced quantities are delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured and the sales price is fixed or determinable. Revenues from the production of natural gas, crude oil and NGLs, in which ARP has an interest with other producers, are recognized on the basis of its percentage ownership of the working interest and/or overriding royalty.

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

•

Keep-Whole Contracts. These contracts require APL, as the processor and gatherer, to gather or purchase raw natural gas at current market rates per MMBtu. The volume and energy content of gas gathered or purchased is based on the measurement at an agreed upon location (generally at the wellhead). The Btu quantity of gas redelivered or sold at the tailgate of APL’s processing facility may be lower than the Btu quantity purchased at the wellhead primarily due to the NGLs extracted from the natural gas when processed through a plant. APL must make up or “keep the producer whole” for this loss in Btu quantity. To offset the make-up obligation, APL retains the NGL which are extracted and sells them for its own account. Therefore, APL bears the economic risk (the “processing margin risk”) that (i) the Btu quantity of residue gas available for redelivery to the producer may be less than APL received from the producer; and/or (ii) aggregate proceeds from the sale of the processed natural gas and NGLs could be less than the amount that it paid for the unprocessed natural gas. In order to help mitigate the risk associated with Keep-Whole contracts, APL generally imposes a fee to gather the gas that is settled under this arrangement. Also, because the natural gas volumes contracted under some Keep-Whole agreements are lower in Btu content and thus can meet downstream pipeline specifications without being processed, the natural gas can be bypassed around the processing plants on these systems and delivered directly into downstream pipelines during periods when the processing margin is uneconomic.

ARP and APL accrue unbilled revenue due to timing differences between the delivery of natural gas, NGLs, crude oil and condensate and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from ARP’s and APL’s records and management estimates of the related commodity sales and transportation and compression fees which are, in turn, based upon applicable product prices (see “Use of Estimates” for further description). ARP and APL had unbilled revenues at March 31, 2013 and December 31, 2012 of $121.6 million and $134.2 million, respectively, which were included in accounts receivable within the Partnership’s consolidated balance sheets.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources that, under U.S. GAAP, have not been recognized in the calculation of net income (loss). These changes, other than net income (loss), are referred to as “other comprehensive income (loss)” on the Partnership’s consolidated financial statements, and at March 31, 2013, only include changes in the fair value of unsettled derivative contracts accounted for as cash flow hedges (see Note 9).

Recently Adopted Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220) (“Update 2013-02”). Update 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income if the amount reclassified to net income in its entirety is in the same reporting period as incurred. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to reference to other disclosures that provide additional detail about those amounts. Entities are required to implement the amendments prospectively for reporting periods beginning after December 15, 2012, with early adoption being permitted. The Partnership adopted the requirements of Update 2013-02 upon its effective date of January 1, 2013, and it had no material impact on its financial position, results of operations or related disclosures.

Recently Issued Accounting Standards

In February 2013, the FASB issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (“Update 2013-04”). Update 2013-04 provides guidance for the recognition, measurement, and disclosure, of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. Examples of obligations within the scope of this update include debt arrangements, other contractual obligations and settled litigation and judicial rulings. Update 2013-04 requires an entity to measure joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, Update 2013-04 provides disclosure guidance on the nature and amount of the obligation as well as other information. Update 2013-04 is effective for fiscal years and interim periods within those years, beginning after December 15, 2013. The Partnership will apply the requirements of Update 2013-04 upon its effective date of January 1, 2014, and it does not anticipate it having a material impact on its financial position, results of operations or related disclosures.

NOTE 3 — ACQUISITIONS

ARP’s DTE Acquisition

On December 20, 2012, ARP completed the acquisition of DTE Gas Resources, LLC from DTE Energy Company (NYSE: DTE; “DTE”) for $257.4 million, subject to certain post-closing adjustments (the “DTE Acquisition”). In connection with entering into a purchase agreement related to the DTE Acquisition, ARP issued approximately 7.9 million of its common limited partner units through a public offering in November 2012 for $174.5 million, which was used to partially repay amounts outstanding under its revolving credit facility prior to closing (see Note 14). The cash paid at closing was funded through $179.8 million of borrowings under ARP’s revolving credit facility and $77.6 million through borrowings under ARP’s term loan credit facility (see Note 8).

ARP accounted for this transaction under the acquisition method of accounting. Accordingly, ARP evaluated the identifiable assets acquired and liabilities assumed at their respective acquisition date fair values (see Note 10). Due to the recent date of the acquisition, the accounting for the business combination is based upon preliminary data that remains subject to adjustment and could further change as ARP continues to evaluate the facts and circumstances that existed as of the acquisition date.

The following table presents the preliminary values assigned to the assets acquired and liabilities assumed in the acquisition, based on their estimated fair values at the date of the acquisition (in thousands):

Assets:
Accounts receivable	$10,721
Prepaid expenses and other	2,415

Total current assets	13,136

Property, plant and equipment	262,879
Other assets, net	273

Total assets acquired	$276,288

Liabilities:
Accounts payable	$7,760
Accrued liabilities	2,910

Total current liabilities	10,670

Asset retirement obligation and other	8,169

Total liabilities assumed	18,839

Net assets acquired	$257,449

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

ARP accounted for this transaction under the acquisition method of accounting. Accordingly, ARP evaluated the identifiable assets acquired and liabilities assumed at their respective acquisition date fair values (see Note 10).

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

ARP accounted for this transaction under the acquisition method of accounting. Accordingly, ARP evaluated the identifiable assets acquired and liabilities assumed at their respective acquisition date fair values (see Note 10).

The following table presents the values assigned to the assets acquired and liabilities assumed in the acquisition, based on their estimated fair values at the date of the acquisition (in thousands):

Assets:
Natural gas and oil properties	$190,946

Liabilities:
Asset retirement obligation	3,903

Net assets acquired	$187,043

APL’s Cardinal Acquisition

On December 20, 2012, APL completed the Cardinal Acquisition for $598.5 million in cash, including preliminary purchase price adjustments. The assets of these companies include gas gathering, processing and treating facilities in Arkansas, Louisiana, Oklahoma and Texas and a 60% interest in Centrahoma. The remaining 40% ownership interest in

Centrahoma is held by Mark-West Energy Partners, L.P. (NYSE: MWE) (“MarkWest”). APL funded the purchase price for the Cardinal Acquisition in part from the private placement of $175.0 million of its 6.625% senior unsecured notes due 2020 (“6.625% APL Senior Notes”) at a premium of 3.0%, for net proceeds of $176.5 million (see Note 8); and from the sale of 10,507,033 APL common limited partner units in a public offering at a negotiated purchase price of $31.00 per unit, generating net proceeds of approximately $319.3 million, including the Partnership’s contribution of $6.7 million to maintain its 2.0% general partner interest in APL (see Note 14). APL funded the remaining purchase price from its senior secured revolving credit facility (see Note 8). In connection with the Cardinal Acquisition, APL placed $25.0 million of the purchase price into an escrow account, which was included within prepaid expenses and other with a corresponding amount in accrued liabilities on the Partnership’s consolidated balance sheets at March 31, 2013 and December 31, 2012. The amounts in escrow related to certain closing conditions.

APL accounted for this transaction under the acquisition method of accounting. Accordingly, APL evaluated the identifiable assets acquired and liabilities assumed at their respective acquisition date fair values (see Note 10). Due to the recent date of the acquisition, the accounting for the business combination is based upon preliminary data that remains subject to adjustment and could further change as APL continues to evaluate the facts and circumstances that existed as of the acquisition date.

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

NOTE 4 — APL EQUITY METHOD INVESTMENTS

The Partnership’s consolidated financial statements include APL’s 20% interest in West Texas LPG Pipeline Limited Partnership (“WTLPG”). APL accounts for its investment in the joint venture under the equity method of accounting. Under this method, APL recognizes its proportionate share of the joint ventures’ net income as equity income on the Partnership’s consolidated statements of operations. Equity investment in the WTLPG joint venture in excess of APL’s proportionate ownership interest in the underlying identifiable net assets of WTLPG that are allocable to property, plant and equipment or finite lived intangible assets are amortized over the useful life of the related assets and recorded as a reduction to equity investment on the Partnership’s consolidated balance sheet with an offsetting reduction to other, net on the Partnership’s consolidated statements of operations. Excess investment allocable to goodwill or infinite lived intangible assets is not amortized but is evaluated for impairment annually. No excess investment allocable to goodwill or infinite lived intangible assets was recognized on the acquisition of WTLPG. APL had $86.2 million and $86.0 million of equity method investment in WTLPG at March 31, 2013 and December 31, 2012, respectively, which was included within the investment in joint ventures on the Partnership’s consolidated balance sheets. APL also had recognized $2.0 million and $0.9 million of equity income within other, net on the Partnership’s consolidated statements of operations for the three months ended March 31, 2013 and 2012, respectively, related to its investment in WTLPG.

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment at the dates indicated (in thousands):

	March 31, 2013	December 31, 2012	Estimated Useful Lives in Years
Natural gas and oil properties:
Proved properties:
Leasehold interests	$250,119	$244,476
Pre-development costs	3,106	1,935
Wells and related equipment	1,288,734	1,222,475

Total proved properties	1,541,959	1,468,886
Unproved properties	292,810	292,053
Support equipment	13,488	13,110

Total natural gas and oil properties	1,848,257	1,774,049
Pipelines, processing and compression facilities	2,446,247	2,326,186	2 – 40
Rights of way	181,151	179,018	20 – 40
Land, buildings and improvements	25,824	25,609	3 – 40
Other	28,482	26,656	3 – 10

	4,529,961	4,331,518
Less – accumulated depreciation, depletion and amortization	(872,063)	(828,909)

	$3,657,898	$3,502,609

During the three months ended March 31, 2013, ARP recognized a $0.7 million loss on asset disposal pertaining to its decision not to drill wells on leasehold property that expired during the three months ended March 31, 2013 in Indiana and Tennessee.

During the three months ended March 31, 2012, ARP recognized a $7.0 million loss on asset disposal pertaining to its decision to terminate a farm-out agreement with a third party for well drilling in the South Knox area of the New Albany Shale that was originally entered into in 2010. The farm-out agreement contained certain well drilling targets for ARP to maintain ownership of the South Knox processing plant, which ARP’s management decided in 2012 to not achieve due to the then current natural gas price environment. As a result, ARP forfeited its interest in the processing plant and related properties and recorded a loss related to the net book values of those assets during the three months ended March 31, 2012.

During the year ended December 31, 2012, ARP recognized $9.5 million of asset impairments related to its gas and oil properties within property, plant and equipment, net on the Partnership’s consolidated balance sheet for ARP’s shallow natural gas wells in the Antrim and Niobrara Shales. These impairments related to the carrying amounts of gas and oil properties being in excess of ARP’s estimate of their fair values at December 31, 2012. The estimate of fair values of these gas and oil properties was impacted by, among other factors, the deterioration of natural gas prices at the date of measurement.

NOTE 6 — OTHER ASSETS

The following is a summary of other assets at the dates indicated (in thousands):

	March 31, 2013	December 31, 2012
Deferred financing costs, net of accumulated amortization of $32,299 and $26,053 at March 31, 2013 and December 31, 2012, respectively	$54,889	$45,629
Investment in Lightfoot	19,877	19,882
Security deposits	2,265	2,390
Other	4,635	3,101

	$81,666	$71,002

Deferred finance costs are recorded at cost and amortized over the term of the respective debt agreements (see Note 8). Amortization expense of deferred finance costs was $3.0 million and $1.4 million for the three months ended March 31, 2013 and 2012, respectively, which was recorded within interest expense on the Partnership’s consolidated statements of operations. During the three months ended March 31, 2013, ARP recognized $3.2 million for accelerated amortization of deferred financing costs associated with the retirement of a portion of its term loan facility and a portion of the outstanding indebtedness under its revolving credit facility with a portion of the proceeds from its issuance of senior unsecured notes due 2021 (“7.75% ARP Senior Notes”) (see Note 8). During the three months ended March 31, 2013, APL recorded $5.3 million of accelerated amortization of deferred financing costs related to the retirement of its 8.75% unsecured senior notes due 2018 (“8.75% APL Senior Notes) to loss on early extinguishment of debt on the Partnerships consolidated statement of operations (see Note 8). There was no accelerated amortization of deferred financing costs during the three months ended March 31, 2012.

At March 31, 2013, the Partnership owns an approximate 12% interest in Lightfoot LP and an approximate 16% interest in Lightfoot GP, the general partner of Lightfoot LP, an entity for which Jonathan Cohen, Executive Chairman of the General Partner’s board of directors, is the Chairman of the Board. Lightfoot LP focuses its investments primarily on incubating new master limited partnerships (“MLPs”) and providing capital to existing MLPs in need of additional equity or structured debt. The Partnership accounts for its investment in Lightfoot under the equity method of accounting. During the three months ended March 31, 2013 and 2012, the Partnership recognized equity loss of approximately $1,000 and equity income of $0.3 million, respectively, within other, net on the Partnership’s consolidated statements of operations. During the three months ended March 31, 2013 and 2012, the Partnership received net cash distributions of approximately $4,000 and $0.2 million, respectively.

NOTE 7 — ASSET RETIREMENT OBLIGATIONS

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

A reconciliation of ARP’s liability for well plugging and abandonment costs for the periods indicated is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Asset retirement obligations, beginning of year	$64,794	$45,779
Liabilities incurred	645	181
Liabilities settled	(7)	(118)
Accretion expense	954	696

Asset retirement obligations, end of period	$66,386	$46,538

The above accretion expense was included in depreciation, depletion and amortization in the Partnership’s consolidated statements of operations and the asset retirement obligation liabilities were included within asset retirement obligations and other in the Partnership’s consolidated balance sheets.

NOTE 8 — DEBT

Total debt consists of the following at the dates indicated (in thousands):

	March 31, 2013	December 31, 2012
Revolving credit facility	$10,000	$9,000
ARP revolving credit facility	145,000	276,000
ARP term loan	—	75,425
ARP 7.75 % Senior Notes – due 2021	275,000	—
APL revolving credit facility	154,500	293,000
APL 8.75 % Senior Notes – due 2018	—	370,184
APL 6.625 % Senior Notes – due 2020	505,063	505,231
APL 5.875 % Senior Notes – due 2023	650,000	—
APL capital leases	9,349	11,503

Total debt	1,748,912	1,540,343
Less current maturities	(8,861)	(10,835)

Total long-term debt	$1,740,051	$1,529,508

Partnership’s Credit Facility

In May 2012, the Partnership entered into a credit facility with a syndicate of banks that matures in May 2016. On March 1, 2013, the Partnership amended its credit facility to increase its maximum lender commitments to $100.0 million, of which up to $5.0 million of the credit facility may be in the form of standby letters of credit. At March 31, 2013, $10.0 million was outstanding under the credit facility. The Partnership’s obligations under the credit facility are secured by substantially all of its assets, including its ownership interests in APL and ARP. Additionally, the Partnership’s obligations under the credit facility may be guaranteed by future subsidiaries. At the Partnership’s election, interest on borrowings under the credit facility is determined by either LIBOR plus an applicable margin of between 3.50% and 4.50% per annum or the base rate plus an applicable margin of between 2.50% and 3.50% per annum. The applicable margin will fluctuate based on the utilization of the facility. The Partnership is required to pay a fee between 0.5% and 0.625% per annum on the unused portion of the borrowing base, which is included within interest expense on the Partnership’s consolidated statement of operations. At March 31, 2013, the weighted average interest rate on outstanding credit facility borrowings was 3.7%.

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

The credit agreement also contains covenants that require the Partnership to maintain a ratio of Total Funded Debt (as defined in the credit agreement) to EBITDA (as defined in the credit agreement) not greater than 3.25 to 1.0 as of the last day of any fiscal quarter and a ratio of EBITDA to Consolidated Interest Expense (as defined in the credit agreement) not less than 2.75 to 1.0 as of the last day of any fiscal quarter. Based on the definitions contained in the Partnership’s credit agreement, its ratio of Total Funded Debt to EBITDA was 0.2 to 1.0 and its ratio of EBITDA to Consolidated Interest Expense was 153.6 to 1.0 at March 31, 2013.

At March 31, 2013, the Partnership has not guaranteed any of ARP’s or APL’s debt obligations.

ARP’s Credit Facility and Term Loan

At March 31, 2013, ARP had a senior secured revolving credit facility with a syndicate of banks with a borrowing base of $368.8 million with $145.0 million outstanding, which is scheduled to mature in March 2016. In January 2013, ARP repaid in full its $75.4 million term loan, which was scheduled to mature in May 2014, with proceeds from its issuance of 7.75% ARP Senior Notes. Up to $20.0 million of the revolving credit facility may be in the form of standby letters of credit, of which $0.6 million was outstanding at March 31, 2013. ARP’s obligations under the facility are secured by mortgages on its oil and gas properties and first priority security interests in substantially all of its assets. Additionally, obligations under the facility are guaranteed by substantially all of ARP’s subsidiaries. Borrowings under the credit facility bear interest, at ARP’s election, at either LIBOR plus an applicable margin between 2.00% and 3.25% per annum or the base rate (which is the higher of the bank’s prime rate, the Federal funds rate plus 0.5% or one-month LIBOR plus 1.00%) plus an applicable margin between 1.00% and 2.25% per annum. ARP is also required to pay a fee of 0.5% per annum on the unused portion of the borrowing base, which is included within interest expense on the Partnership’s consolidated statements of operations. At March 31, 2013, the weighted average interest rate was 2.5%.

The revolving credit agreement contains customary covenants that limit ARP’s ability to incur additional indebtedness, grant liens, make loans or investments, make distributions if a borrowing base deficiency or default exists or would result from the distribution, merger or consolidation with other persons, or engage in certain asset dispositions including a sale of all or substantially all of its assets. ARP was in compliance with these covenants as of March 31, 2013. The credit agreement also requires ARP to maintain a ratio of Total Funded Debt (as defined in the credit agreement) to four quarters (actual or annualized, as applicable) of EBITDA (as defined in the credit agreement) not greater than 4.25 to 1.0 as of the last day of any fiscal quarter, a ratio of current assets (as defined in the credit agreement) to current liabilities (as defined in the credit agreement) of not less than 1.0 to 1.0 as of the last day of any fiscal quarter, and a ratio of four quarters (actual or annualized, as applicable) of EBITDA to Consolidated Interest Expense (as defined in the credit agreement) of not less than 2.5 to 1.0 as of the last day of any fiscal quarter. Based on the definitions contained in ARP’s credit agreement, its ratio of current assets to current liabilities was 1.8 to 1.0, its ratio of Total Funded Debt to EBITDA was 3.6 to 1.0 and its ratio of EBITDA to Consolidated Interest Expense was 25.8 to 1.0 at March 31, 2013.

ARP Senior Notes

On January 23, 2013, ARP issued $275.0 million of its 7.75% ARP Senior Notes in a private placement transaction at par. ARP used the net proceeds of approximately $267.9 million, net of underwriting fees and other offering costs of $7.1 million, to repay all of the indebtedness and accrued interest outstanding under its term loan credit facility and a portion of the amounts outstanding under its revolving credit facility. Under the terms of ARP’s revolving credit facility, the borrowing base was reduced by 15% of the 7.75% ARP Senior Notes to $368.8 million. Interest on the 7.75% ARP Senior Notes is payable semi-annually on January 15 and July 15. At any time prior to January 15, 2016, the 7.75% ARP Senior Notes are redeemable up to 35% of the outstanding principal amount with the net cash proceeds of equity offerings at the redemption price of 107.75%. The 7.75% ARP Senior Notes are also subject to repurchase at a price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a change of control. At any time prior to January 15, 2017, the 7.75% ARP Senior Notes are redeemable, in whole or in part, at a “make whole” redemption price as defined in the governing indenture, plus accrued and unpaid interest and additional interest, if any. On and after January 15, 2017, the 7.75% ARP Senior Notes are redeemable, in whole or in part, at a redemption price of 103.875%, decreasing to 101.938% on January 15, 2018 and 100% on January 15, 2019. The indenture governing the 7.75% ARP Senior Notes contains covenants, including limitations of ARP’s ability to incur certain liens, incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase, or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of ARP’s assets. ARP was in compliance with these covenants as of March 31, 2013.

In connection with the issuance of the 7.75% ARP Senior Notes, ARP entered into registration rights agreements, whereby it agreed to (a) file an exchange offer registration statement with the SEC to exchange the privately issued notes for registered notes, and (b) cause the exchange offer to be consummated by January 23, 2014. If ARP does not meet the aforementioned deadline, the 7.75% ARP Senior Notes will be subject to additional interest, up to 1% per annum, until such time that ARP causes the exchange offer to be consummated.

APL Credit Facility

At March 31, 2013, APL had a $600.0 million senior secured revolving credit facility with a syndicate of banks, which matures in May 2017, of which $154.5 million was outstanding. Borrowings under APL’s credit facility bear interest, at APL’s option, at either (i) the higher of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) three-month LIBOR plus 1.00%, or (ii) the LIBOR rate for the applicable period (each plus the applicable margin). The weighted average interest rate on APL’s outstanding revolving credit facility borrowings at March 31, 2013 was 2.5%. Up to $50.0 million of the credit facility may be utilized for letters of credit, of which $0.1 million was outstanding at March 31, 2013. These outstanding letter of credit amounts were not reflected as borrowings on the Partnership’s consolidated balance sheet at March 31, 2013. At March 31, 2013, APL had $445.4 million of remaining committed capacity under its credit facility, subject to covenant limitations. The Partnership has not guaranteed any of the obligations under APL’s senior secured revolving credit facility.

Borrowings under APL’s credit facility are secured by (i) a lien on and security interest in all of APL’s property and that of its subsidiaries, except for the assets owned by the West OK and West TX entities in which APL has 95% interests, and Centrahoma, in which APL has a 60% interest; and their respective subsidiaries; and (ii) the guarantee of each of APL’s consolidated subsidiaries other than the joint venture companies. The revolving credit facility contains customary covenants, including requirements that APL maintain certain financial thresholds and restrictions on its ability to (i) incur additional indebtedness, (ii) make certain acquisitions, loans or investments, (iii) make distribution payments to its unitholders if an event of default exists, or (iv) enter into a merger or sale of assets, including the sale or transfer of interests in its subsidiaries. APL is also unable to borrow under its credit facility to pay distributions of available cash to unitholders because such borrowings would not constitute “working capital borrowings” pursuant to its partnership agreement.

The events which constitute an event of default under the revolving credit facility are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreement, adverse judgments against APL in excess of a specified amount and a change of control of APL’s general partner. APL was in compliance with these covenants as of March 31, 2013.

APL Senior Notes

At March 31, 2013, APL had $500.0 million principal outstanding of 6.625% APL Senior Notes and $650.0 million principal outstanding of 5.875% unsecured senior notes due August 1, 2023 (“5.875% APL Senior Notes” and with the 6.625% APL Senior Notes collectively, the “APL Senior Notes”).

The 6.625% APL Senior Notes were presented combined with a net $5.1 million unamortized premium as of March 31, 2013. Interest on the 6.625% APL Senior Notes is payable semi-annually in arrears on April 1 and October 1. The 6.625% APL Senior Notes are redeemable at any time after October 1, 2016, at certain redemption prices, together with accrued and unpaid interest to the date of redemption.

In connection with the issuance of the 6.625% APL Senior Notes, APL entered into registration rights agreements, whereby it agreed to (a) file an exchange offer registration statement with the SEC to exchange the privately issued 6.625% APL Senior Notes for registered notes, and (b) cause the exchange offer to be consummated by September 23, 2013 in the case of the 6.625% APL Senior Notes issued in September 2012, or by December 15, 2013, in the case of the 6.625% APL Senior Notes issued in December 2012. If APL does not meet the aforementioned deadlines, the 6.625% APL Senior Notes will be subject to additional interest, up to 1% per annum, until such time that APL causes the exchange offer to be consummated. On April 12, 2013, APL filed an amendment to its registration statement with the SEC in satisfaction of the registration requirements of the registration rights agreement, and the registration statement was declared effective by the SEC on April 12, 2013.

On February 11, 2013, APL issued $650.0 million of 5.875% APL Senior Notes in a private placement transaction. The 5.875% APL Senior Notes were issued at par. APL received net proceeds of $637.1 million after underwriting commissions and other transaction costs and utilized the proceeds to redeem the 8.75% APL Senior Notes and repay a portion of its outstanding indebtedness under its revolving credit facility. Interest on the 5.875% APL Senior Notes is payable semi-annually in arrears on February 1 and August 1. The 5.875% APL Senior Notes are redeemable any time after February 1, 2018, at certain redemption prices, together with accrued and unpaid interest to the date of redemption.

In connection with the issuance of the 5.875% APL Senior Notes, APL entered into registration rights agreements, whereby it agreed to (a) file an exchange offer registration statement with the SEC to exchange the privately issued 5.875% APL Senior Notes for registered notes, and (b) cause the exchange offer to be consummated by February 6, 2014. If APL does not meet the aforementioned deadline, the 5.875% APL Senior Notes will be subject to additional interest, up to 1% per annum, until such time that APL causes the exchange offer to be consummated.

On January 28, 2013, APL commenced a cash tender offer for any and all of its outstanding $365.8 million 8.75% APL Senior Notes, excluding unamortized premium, and a solicitation of consents to eliminate most of the restrictive covenants and certain of the events of default contained in the indenture governing the 8.75% APL Senior Notes (“8.75% APL Senior Notes Indenture”). Approximately $268.4 million aggregate principal amount of the 8.75% APL Senior Notes were validly tendered as of the expiration date of the consent solicitation. In February 2013, APL accepted for purchase all 8.75% APL Senior Notes validly tendered as of the expiration of the consent solicitation and paid $291.4 million to redeem the $268.4 million principal plus $11.2 million premium, $3.7 million accrued interest and $8.0 million consent payment. APL entered into a supplemental indenture amending and supplementing the 8.75% APL Senior Notes Indenture. APL also issued a notice to redeem all the 8.75% APL Senior Notes not purchased in connection with the tender offer.

On March 12, 2013, APL paid $105.6 million to redeem the remaining $97.3 million outstanding 8.75% APL Senior Notes plus a $6.3 million premium and $2.0 million in accrued interest. APL funded the redemption with a portion of the net proceeds from the issuance of the 5.875% APL Senior Notes. For the three months ended March 31, 2013, APL recognized a loss of $26.6 million within loss on early extinguishment of debt on the Partnership’s consolidated statements of operations, related to the redemption of the 8.75% APL Senior Notes. The loss includes $17.5 million premiums paid, $8.0 million consent payment and a $5.3 million write-off of deferred financing costs (see Note 6), partially offset by $4.2 million of unamortized premium recognized.

The APL Senior Notes are subject to repurchase by APL at a price equal to 101% of their principal amount, plus accrued and unpaid interest, upon a change of control or upon certain asset sales if APL does not reinvest the net proceeds within 360 days. The APL Senior Notes are junior in right of payment to APL’s secured debt, including its obligations under its revolving credit facility.

Indentures governing the APL Senior Notes contain covenants, including limitations on APL’s ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all its assets. APL was in compliance with these covenants as of March 31, 2013.

APL Capital Leases

The following is a summary of the leased property under capital leases as of March 31, 2013 and December 31, 2012, which are included within property, plant and equipment (see Note 5) (in thousands):

	March 31, 2013	December 31, 2012
Pipelines, processing and compression facilities	$15,457	$15,457
Less – accumulated depreciation	(1,277)	(1,066)

	$14,180	$14,391

Depreciation expense for leased properties was $0.2 million for the three months ended March 31, 2013 and 2012. Depreciation expense for leased properties is included within depreciation and amortization expense on the Partnership’s consolidated statements of operations.

Cash payments for interest by the Partnership and its subsidiaries were $26.7 million and $1.4 million for the three months ended March 31, 2013 and 2012, respectively.

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

ARP and APL formally document all relationships between hedging instruments and the items being hedged, including their risk management objective and strategy for undertaking the hedging transactions. This includes matching the commodity and interest derivative contracts to the forecasted transactions. ARP and APL assess, both at the inception of the derivative and on an ongoing basis, whether the derivative is effective in offsetting changes in the forecasted cash flow of the hedged item. If it is determined that a derivative is not effective as a hedge or that it has ceased to be an effective hedge due to the loss of adequate correlation between the hedging instrument and the underlying item being hedged, ARP and APL will discontinue hedge accounting for the derivative and subsequent changes in the derivative fair value, which are determined by management of ARP and APL through the utilization of market data, will be recognized immediately within gain (loss) on mark-to-market derivatives in the Partnership’s consolidated statements of operations. For derivatives qualifying as hedges, ARP and APL recognize the effective portion of changes in fair value of derivative instruments in partners’ capital as accumulated other comprehensive income (loss) and reclassify the portion relating to ARP’s commodity derivatives to gas and oil production revenues and gathering and processing revenues for APL’s commodity derivatives and the portion relating to interest rate derivatives to interest expense within the Partnership’s consolidated statements of operations as the underlying transactions are settled. For non-qualifying derivatives and for the ineffective portion of qualifying derivatives, ARP and APL recognize changes in fair value within gain (loss) on mark-to-market derivatives in the Partnership’s consolidated statements of operations as they occur.

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

Derivatives are recorded on the Partnership’s consolidated balance sheets as assets or liabilities at fair value. The Partnership reflected net derivative assets on its consolidated balance sheets of $11.5 million and $51.3 million at March 31, 2013 and December 31, 2012, respectively. Of the $2.0 million of net loss in accumulated other comprehensive income (loss) within partners’ capital on the Partnership’s consolidated balance sheet related to derivatives at March 31, 2013, if the fair values of the instruments remain at current market values, the Partnership will reclassify $3.9 million of losses to gas and oil production revenue on its consolidated statement of operations over the next twelve month period as these contracts expire. Aggregate gains of $1.9 million of gas and oil production revenues will be reclassified to the Partnership’s consolidated statements of operations in later periods as the remaining contracts expire. Actual amounts that will be reclassified will vary as a result of future price changes. No amounts were reclassified from other comprehensive income (loss) related to derivative instruments entered into during the three months ended March 31, 2013.

The following table summarizes ARP’s and APL’s gain or loss recognized in the Partnership’s consolidated statements of operations for effective derivative instruments, excluding the effect of non-controlling interest, for the periods indicated (in thousands):

	Three Months Ended March 31,
	2013	2012
(Gain) loss reclassified from accumulated other comprehensive income (loss):
Gas and oil production revenue	$(993)	$(2,600)
Gathering and processing revenue	—	1,146

Total	$(993)	$(1,454)

Atlas Resource Partners

The following table summarizes the gross fair values of ARP’s derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on the Partnership’s consolidated balance sheets for the periods indicated (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount of Assets Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets

As of March 31, 2013
Current portion of derivative assets	$3,231	$(1,462)	$1,769
Long-term portion of derivative assets	6,421	(2,216)	4,205
Current portion of derivative liabilities	3,172	(3,172)	—
Long-term portion of derivative liabilities	7,271	(7,271)	—

Total derivative assets	$20,095	$(14,121)	$5,974

As of December 31, 2012
Current portion of derivative assets	$14,248	$(1,974)	$12,274
Long-term portion of derivative assets	14,724	(5,826)	8,898
Long-term portion of derivative liabilities	800	(800)	—

Total derivative assets	$29,772	$(8,600)	$21,172

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount of Liabilities Presented in the Consolidated Balance Sheets
Offsetting Derivative Liabilities

As of March 31, 2013
Current portion of derivative assets	$(1,462)	$1,462	$—
Long-term portion of derivative assets	(2,216)	2,216	—
Current portion of derivative liabilities	(13,180)	3,172	(10,008)
Long-term portion of derivative liabilities	(9,963)	7,271	(2,692)

Total derivative liabilities	$(26,821)	$14,121	$(12,700)

As of December 31, 2012
Current portion of derivative assets	$(1,974)	$1,974	$—
Long-term portion of derivative assets	(5,826)	5,826	—
Long-term portion of derivative liabilities	(1,688)	800	(888)

Total derivative liabilities	$(9,488)	$8,600	$(888)

During 2012, ARP received approximately $4.5 million in net proceeds from the early termination of natural gas and oil derivative positions for production periods from 2015 through 2016. In conjunction with the early termination of these derivatives, ARP entered into new derivative positions at prevailing prices at the time of the transaction. The net proceeds from the early termination of these derivatives were used to reduce indebtedness under ARP’s credit facility (see Note 8). The gain recognized upon the early termination of these derivative positions will continue to be reported in accumulated other comprehensive income (loss) and will be reclassified into the Partnership’s consolidated statements of operations in the same periods in which the hedged production revenues would have been recognized in earnings.

In March 2012, ARP entered into contracts which provided the option to enter into swap contracts (“swaptions”) up through May 31, 2012 for production volumes related to wells acquired from Carrizo (see Note 3). In connection with the swaption contracts, ARP paid premiums of $4.6 million, which represented the fair value of contracts on the date of the transaction and was initially recorded as a derivative asset on the Partnership’s consolidated balance sheet and was fully amortized as of June 30, 2012. For the three months ended March 31, 2012, ARP recorded $1.0 million of amortization expense in other, net on the Partnership’s consolidated statements of operations related to the swaption contracts.

ARP recognized gains of $1.0 million and $2.6 million for the three months ended March 31, 2013 and 2012, respectively, on settled contracts covering commodity production. These gains and losses were included within gas and oil production revenue in the Partnership’s consolidated statements of operations. As the underlying prices and terms in ARP’s derivative contracts were consistent with the indices used to sell its natural gas and oil, there were no gains or losses recognized during the three months ended March 31, 2013 and 2012 for hedge ineffectiveness or as a result of the discontinuance of any cash flow hedges.

At March 31, 2013, ARP had the following commodity derivatives:

Natural Gas Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset/(Liability)
	(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(2)
2013	21,532,300	$3.823	$(6,470)
2014	30,153,000	$4.142	(2,708)
2015	22,314,500	$4.243	(1,370)
2016	17,906,300	$4.391	113
2017	11,400,000	$4.620	1,067

			$(9,368)

Natural Gas Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap	Fair Value Asset/(Liability)
		(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(2)
2013	Puts purchased	4,140,000	$4.395	$2,019
2013	Calls sold	4,140,000	$5.443	(222)
2014	Puts purchased	3,840,000	$4.221	1,871
2014	Calls sold	3,840,000	$5.120	(882)
2015	Puts purchased	3,480,000	$4.234	1,953
2015	Calls sold	3,480,000	$5.129	(1,201)

				$3,538

Natural Gas Put Options

Production Period Ending December 31,	Option Type	Volumes	Average Fixed Price	Fair Value Asset
		(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(2)
2013	Puts purchased	2,130,000	$3.450	$75
2014	Puts purchased	1,800,000	$3.800	473
2015	Puts purchased	1,440,000	$4.000	592
2016	Puts purchased	1,440,000	$4.150	792

				$1,932

Natural Gas Liquids Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Liability
	(Bbl)(1)	(per Bbl)(1)	(in thousands)(3)
2013	137,500	$92.694	$(508)
2014	123,000	$91.414	(179)
2015	96,000	$88.550	(74)
2016	60,000	$85.920	(62)

			$(823)

Crude Oil Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Liability
	(Bbl)(1)	(per Bbl)(1)	(in thousands)(3)
2013	322,000	$92.476	$(1,281)
2014	396,000	$91.783	(383)
2015	411,000	$88.030	(521)
2016	129,000	$86.211	(97)
2017	36,000	$84.600	(28)

			$(2,310)

Crude Oil Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap	Fair Value Asset/(Liability)
		(Bbl)(1)	(per Bbl)(1)	(in thousands)(3)
2013	Puts purchased	50,000	$90.000	$99
2013	Calls sold	50,000	$116.396	(18)
2014	Puts purchased	41,160	$84.169	203
2014	Calls sold	41,160	$113.308	(88)
2015	Puts purchased	29,250	$83.846	213
2015	Calls sold	29,250	$110.654	(104)

				$305

		Total ARP net liabilities		$(6,726)

(1)	“MMBtu” represents million British Thermal Units; “Bbl” represents barrels.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.
(3)	Fair value based on forward WTI crude oil prices, as applicable.

At March 31, 2013, ARP had net cash proceeds of $7.4 million related to ARP’s hedging positions monetized on behalf of the Drilling Partnerships’ limited partners, which were included within cash and cash equivalents on the Partnership’s consolidated balance sheet. ARP will allocate the monetization net proceeds to the Drilling Partnerships’ limited partners based on their natural gas and oil production generated over the period of the original derivative contracts. The Partnership reflected the remaining hedge monetization proceeds within current and long-term portion of derivative payable to Drilling Partnerships on its consolidated balance sheets as of March 31, 2013 and December 31, 2012.

In June 2012, ARP entered into natural gas put option contracts which related to future natural gas production of the Drilling Partnerships. Therefore, a portion of any unrealized derivative gain or loss is allocable to the limited partners of the Drilling Partnerships based on their share of estimated gas production related to the derivatives not yet settled. At March 31, 2013, net unrealized derivative assets of $1.9 million were payable to the limited partners in the Drilling Partnerships related to these natural gas put option contracts.

The derivatives payable to the Drilling Partnerships related to both the hedge monetization proceeds and future natural gas production of the Drilling Partnerships at March 31, 2013 and December 31, 2012 were included in the Partnership’s consolidated balance sheets as follows (in thousands):

	March 31, 2013	December 31, 2012
Current portion of derivative payable to Drilling Partnerships:
Hedge monetization proceeds	$(8,513)	$(10,748)
Hedge contracts covering future natural gas production	(152)	(545)

Long-term portion of derivative payable to Drilling Partnerships:
Hedge monetization proceeds	1,106	(205)
Hedge contracts covering future natural gas production	(1,776)	(2,224)

	$(9,335)	$(13,722)

At March 31, 2013, ARP had a secured hedge facility agreement with a syndicate of banks under which certain Drilling Partnerships will have the ability to enter into derivative contracts to manage their exposure to commodity price movements. Under its revolving credit facility (see Note 8), ARP is required to utilize this secured hedge facility for future commodity risk management activity for its equity production volumes within the participating Drilling Partnerships. Each participating Drilling Partnership’s obligations under the facility are secured by mortgages on its oil and gas properties and first priority security interests in substantially all of its assets and by a guarantee of the general partner of the Drilling

Partnership. ARP, as general partner of the Drilling Partnerships, administers the commodity price risk management activity for the Drilling Partnerships under the secured hedge facility. The secured hedge facility agreement contains covenants that limit each of the participating Drilling Partnerships’ ability to incur indebtedness, grant liens, make loans or investments, make distributions if a default under the secured hedge facility agreement exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions including a sale of all or substantially all of its assets.

Atlas Pipeline Partners

APL has elected not to apply hedge accounting for derivative contracts entered into in July 2008 and after. Changes in the fair value of derivatives are recognized immediately within gain (loss) on mark-to-market derivatives on the Partnership’s consolidated statements of operations. The change in fair value of commodity-based derivative instruments entered into prior to the discontinuation of hedge accounting was reclassified from within accumulated other comprehensive income (loss) on the Partnership’s consolidated balance sheets to gathering and processing revenue on the Partnership’s consolidated statements of operations at the time the originally hedged physical transactions affected earnings. During the three months ended March 31, 2012, APL reclassified $1.1 million of losses out of other comprehensive income (loss) related to derivative contracts entered into prior to July 2008. As of December 31, 2012, all amounts had been reclassified out of other comprehensive income (loss) and APL had no amounts outstanding within other comprehensive income (loss).

The following table summarizes APL’s gross fair values of its derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on the Partnership’s consolidated balance sheets for the periods indicated (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets

As of March 31, 2013
Current portion of derivative assets	$19,872	$(2,481)	$17,391
Long-term portion of derivative assets	4,570	(2,192)	2,378
Long-term portion of derivative liabilities	3,248	(3,248)	—

Total derivative assets	$27,690	$(7,921)	$19,769

As of December 31, 2012
Current portion of derivative assets	$23,534	$(457)	$23,077
Long-term portion of derivative assets	9,637	(1,695)	7,942

Total derivative assets	$33,171	$(2,152)	$31,019

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets
Offsetting Derivative Liabilities

As of March 31, 2013
Current portion of derivative assets	$(2,481)	$2,481	$—
Long-term portion of derivative assets	(2,192)	2,192	—
Current portion of derivative liabilities	(619)	—	(619)
Long-term portion of derivative liabilities	(4,173)	3,248	(925)

Total derivative liabilities	$(9,465)	$7,921	$(1,544)

As of December 31, 2012
Current portion of derivative liabilities	$(457)	$457	$—
Long-term portion of derivative liabilities	(1,695)	1,695	—

Total derivative liabilities	$(2,152)	$2,152	$—

As of March 31, 2013, APL had the following commodity derivatives:

Fixed Price Swaps

Production Period	Purchased/ Sold	Commodity	Volumes(2)	Average Fixed Price	Fair Value(1) Asset/(Liability) (in thousands)

Natural Gas

2013	Sold	Natural Gas	3,130,000	$3.607	$(1,692)
2014	Sold	Natural Gas	12,000,000	$3.963	(3,065)
2015	Sold	Natural Gas	12,100,000	$4.212	(1,091)
2016	Sold	Natural Gas	1,200,000	$4.403	23

Natural Gas Liquids

2013	Sold	Natural Gas Liquids	41,454,000	$1.267	11,727
2014	Sold	Natural Gas Liquids	46,746,000	$1.220	1,177
2015	Sold	Natural Gas Liquids	23,688,000	$1.110	(1,111)

Crude Oil
2013	Sold	Crude Oil	252,000	$97.053	32
2014	Sold	Crude Oil	303,000	$92.383	(222)

Total Fixed Price Swaps					$5,778

Options

Production Period	Purchased/ Sold	Type	Commodity	Volumes(2)	Average Strike Price	Fair Value(1) Asset (in thousands)

Natural Gas
2013	Purchased	Put	Natural Gas	600,000	$4.125	$270

Natural Gas Liquids
2013	Purchased	Put	Natural Gas Liquids	32,508,000	$1.879	4,712

Crude Oil
2013	Purchased	Put	Crude Oil	216,000	$100.100	1,287
2014	Purchased	Put	Crude Oil	388,500	$95.239	3,517
2015	Purchased	Put	Crude Oil	270,000	$89.175	2,661

Total Options						$12,447

				Total APL net asset		$18,225

(1)	See Note 10 for discussion on fair value methodology.
(2)	Volumes for natural gas are stated in MMBtu’s. Volumes for NGLs are stated in gallons. Volumes for crude oil are stated in barrels.

The following tables summarize APL’s derivatives not designated as hedges, which are included within loss on mark-to market derivatives on the Partnerships consolidated statement of operations:

	Three Months Ended March 31,
	2013	2012
Gain (loss) recognized in loss on mark-to-market derivatives:
Commodity contract – realized(1)	$1,636	$(763)
Commodity contract – unrealized(2)	(13,719)	(11,272)

Loss on mark-to-market derivatives	$(12,083)	$(12,035)

(1)	Realized loss represents the loss incurred when the derivative contract expires and/or is cash settled.
(2)	Unrealized loss represents the mark-to-market loss recognized on open derivative contracts, which have not yet been settled.

The fair value of the derivatives included in the Partnership’s consolidated balance sheets for the periods indicated was as follows (in thousands):

	March 31, 2013	December 31, 2012
Current portion of derivative asset	$19,160	$35,351
Long-term derivative asset	6,583	16,840
Current portion of derivative liability	(10,627)	—
Long-term derivative liability	(3,617)	(888)

Total Partnership net asset	$11,499	$51,303

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

Information for ARP’s and APL’s assets and liabilities measured at fair value at March 31, 2013 and December 31, 2012 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of March 31, 2013
Derivative assets, gross
ARP Commodity swaps	$—	$11,807	$—	$11,807
ARP Commodity puts	—	1,931	—	1,931
ARP Commodity options	—	6,357	—	6,357
APL Commodity swaps	—	1,141	14,102	15,243
APL Commodity options	—	7,735	4,712	12,447

Total derivative assets, gross	—	28,971	18,814	47,785

Derivative liabilities, gross
ARP Commodity swaps	—	(24,307)	—	(24,307)
ARP Commodity puts	—	—	—	—
ARP Commodity options	—	(2,514)	—	(2,514)
APL Commodity swaps	—	(7,156)	(2,309)	(9,465)

Total derivative liabilities, gross	—	(33,977)	(2,309)	(36,286)

Total derivatives, fair value, net	$—	$(5,006)	$16,505	$11,499

As of December 31, 2012
Derivative assets, gross
ARP Commodity swaps	$—	$15,859	$—	$15,859
ARP Commodity puts	—	2,991	—	2,991
ARP Commodity options	—	10,923	—	10,923
APL Commodity swaps	—	2,007	17,573	19,580
APL Commodity options	—	7,322	6,269	13,591

Total derivative assets, gross	—	39,102	23,842	62,944

Derivative liabilities, gross
ARP Commodity swaps	—	(6,813)	—	(6,813)
ARP Commodity puts	—	—	—	—
ARP Commodity options	—	(2,676)	—	(2,676)
APL Commodity swaps	—	(1,393)	(759)	(2,152)

Total derivative liabilities, gross	—	(10,882)	(759)	(11,641)

Total derivatives, fair value, net	$—	$28,220	$23,083	$51,303

APL’s Level 3 fair value amounts relates to its derivative contracts on NGL fixed price swaps and NGL options. The following table provides a summary of changes in fair value of APL’s Level 3 derivative instruments for the periods indicated (in thousands):

	NGL Fixed Price Swaps		NGL Put Options		Total
	Volume(1)	Amount	Volume(1)	Amount	Amount
Balance – January 1, 2013	87,066	$16,814	38,556	$6,269	$23,083
New contracts(2)	39,312	—	1,260	88	88
Cash settlements from unrealized gain (loss)(3)(4)	(14,490)	(3,888)	(7,308)	2,044	(1,844)
Net change in unrealized loss(3)	—	(1,133)	—	(1,290)	(2,423)
Option premium recognition(4)	—	—	—	(2,399)	(2,399)

Balance – March 31, 2013	111,888	$11,793	32,508	$4,712	$16,505

(1)	Volumes are stated in thousand gallons.
(2)	Swaps are entered into with no value on the date of trade. Options include premiums paid, which are included in the value of the derivatives on the date of trade.
(3)	Included within loss on mark-to-market derivatives on the Partnership’s consolidated statements of operations.
(4)	Includes option premium cost reclassified from unrealized gain (loss) to realized gain (loss) at time of option expiration.

The following table provides a summary of the unobservable inputs used in the fair value measurement of APL’s NGL fixed price swaps at March 31, 2013 and December 31, 2012 (in thousands):

	Gallons	Third Party Quotes(1)	Adjustments(2)	Total Amount

As of March 31, 2013
Propane swaps	92,736	$9,906	$(319)	$9,587
Isobutane swaps	630	48	78	126
Normal butane swaps	5,040	233	134	367
Natural gasoline swaps	13,482	3,978	(2,265)	1,713

Total NGL swaps – March 31, 2013	111,888	$14,165	$(2,372)	$11,793

As of December 31, 2012
Propane swaps	69,678	$16,302	$(552)	$15,750
Isobutane swaps	1,134	(219)	187	(32)
Normal butane swaps	6,174	(909)	242	(667)
Natural gasoline swaps	10,080	3,247	(1,484)	1,763

Total NGL swaps – December 31, 2012	87,066	$18,421	$(1,607)	$16,814

(1)	Based upon the difference between the quoted market price provided by the third party and the fixed price of the swap.
(2)	Product and location basis differentials calculated through the use of a regression model, which compares the difference between the settlement prices for the products and locations quoted by the third party and the settlement prices for the actual products and locations underlying the derivatives, using a three year historical period.

The following table provides a summary of the regression coefficient utilized in the calculation of the unobservable inputs for the Level 3 fair value measurements for APL’s NGL fixed price swaps for the periods indicated (in thousands):

		Adjustment based upon Regression Coefficient
	Level 3 Fair Value Adjustments	Lower 95%	Upper 95%	Average Coefficient

As of March 31, 2013
Propane swaps	$(319)	0.8969	0.9069	0.9019
Isobutane swaps	78	1.1274	1.1366	1.1320
Normal butane swaps	134	1.0384	1.0430	1.0407
Natural gasoline swaps	(2,265)	0.9063	0.9251	0.9157

Total NGL swaps – March 31, 2013	$(2,372)

As of December 31, 2012
Propane swaps	$(552)	0.9019	0.9122	0.9071
Isobutane swaps	187	1.1285	1.1376	1.1331
Normal butane swaps	242	1.0370	1.0416	1.0393
Natural gasoline swaps	(1,484)	0.8988	0.9169	0.9078

Total NGL swaps – December 31, 2012	$(1,607)

APL had $7.8 million of NGL linefill at both March 31, 2013 and December 31, 2012, which was included within prepaid expenses and other on the Partnership’s consolidated balance sheets. The NGL linefill represents amounts receivable for NGLs delivered to counterparties for which the counterparty will pay at a designated later period at a price determined by the then market price. APL’s NGL linefill is defined as a Level 3 asset and is valued using the same forward price curve utilized to value APL’s NGL fixed price swaps. The product/location adjustment based upon the multiple regression analysis, which was included in the value of the linefill, was a reduction of $0.4 million as of March 31, 2013 and December 31, 2012.

The following table provides a summary of changes in fair value of APL’s NGL linefill for the three months ended March 31, 2013 (in thousands):

	NGL Linefill
	Gallons	Amount

Balance – January 1, 2013	9,148	$7,783
Net change in NGL linefill valuation(1)	—	(32)

Balance – March 31, 2013	9,148	$7,751

(1)	Included within gathering and processing revenues on the Partnership’s consolidated statements of operations.

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

The Partnership and its subsidiaries’ other current assets and liabilities on its consolidated balance sheets are considered to be financial instruments. The estimated fair values of these instruments approximate their carrying amounts due to their short-term nature and thus are categorized as Level 1. The estimated fair values of the Partnership and its subsidiaries’ debt at March 31, 2013 and December 31, 2012, which consist principally of ARP’s and APL’s senior notes and borrowings under ARP’s and APL’s revolving and term loan credit facilities, were $1,750.0 million and $1,576.9 million, respectively, compared with the carrying amounts of $1,748.9 million and $1,540.3 million, respectively. The carrying values of outstanding borrowings under the respective revolving and term loan credit facilities, which bear interest at variable interest rates, approximated their estimated fair values. The estimated fair values of the ARP and APL senior notes were based upon the market approach and calculated using the yields of the ARP and APL senior notes as provided by financial institutions and thus were categorized as a Level 3 value.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

ARP estimates the fair value of its asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors at the date of establishment of an asset retirement obligation such as: amounts and timing of settlements, the credit-adjusted risk-free rate of ARP and estimated inflation rates (see Note 7). Information for assets and liabilities that were measured at fair value on a nonrecurring basis for the three months ended March 31, 2013 and 2012 was as follows (in thousands):

	Three Months Ended March 31,
	2013		2012
	Level 3	Total	Level 3	Total
Asset retirement obligations	$645	$645	$181	$181

Total	$645	$645	$181	$181

In February 2012, APL acquired a gas gathering system and related assets for an initial net purchase price of $19.0 million. APL agreed to pay up to an additional $12.0 million, payable in two equal amounts, if certain volumes are achieved on the acquired gathering system within a specified time period (“Trigger Payments”). Sufficient volumes were achieved in December 2012, and APL paid the first Trigger Payment of $6.0 million in January 2013. As of March 31, 2013, the fair value of the remaining Trigger Payment resulted in a $6.0 million long-term liability, which was recorded within other long-term liabilities on the Partnership’s consolidated balance sheets. The range of the undiscounted amounts APL could pay related to the remaining Trigger Payment is up to $6.0 million.

NOTE 11 — INCOME TAXES

In connection with the Cardinal Acquisition (see Note 3), APL acquired a taxable subsidiary in December 2012. The components of the federal and state income tax benefit for APL’s taxable subsidiary at March 31, 2013 are as follows (in thousands):

Three Months Ended March 31, 2013

Deferred benefit:
Federal	$8
State	1

Total income tax benefit	$9

As of March 31, 2013 and December 31, 2012, APL had non-current net deferred income tax liabilities of $30.2 million and $30.3 million, respectively. The components of net deferred tax liabilities as of March 31, 2013 and December 31, 2012 consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Deferred tax assets:
Net operating loss tax carryforwards and alternative minimum tax credits	$10,864	$10,277

Deferred tax liabilities:
Excess of asset carrying value over tax basis	(41,113)	(40,535)

Net deferred tax liabilities	$(30,249)	$(30,258)

As of March 31, 2013, APL had net operating loss carry forwards for federal income tax purposes of approximately $27.9 million, which expire at various dates from 2029 to 2032. APL believes it more likely than not that the deferred tax asset will be fully utilized.

NOTE 12 — CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Relationship with Drilling Partnerships. ARP conducts certain activities through, and a portion of its revenues are attributable to, the Drilling Partnerships. ARP serves as general partner and operator of the Drilling Partnerships and assumes customary rights and obligations for the Drilling Partnerships. As the general partner, ARP is liable for the Drilling Partnerships’ liabilities and can be liable to limited partners of the Drilling Partnerships if it breaches its responsibilities with respect to the operations of the Drilling Partnerships. ARP is entitled to receive management fees, reimbursement for administrative costs incurred, and to share in the Drilling Partnership’s revenue and costs and expenses according to the respective partnership agreements.

Relationship between ARP and APL. In the Chattanooga Shale, a portion of the natural gas produced by ARP is gathered and processed by APL. For each of the three month periods ended March 31, 2013 and 2012, $0.1 million of gathering fees paid by ARP to APL were eliminated in consolidation.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

General Commitments

ARP is the managing general partner of the Drilling Partnerships and has agreed to indemnify each investor partner from any liability that exceeds such partner’s share of Drilling Partnership assets. Subject to certain conditions, investor partners in certain Drilling Partnerships have the right to present their interests for purchase by ARP, as managing general partner. ARP is not obligated to purchase more than 5% to 10% of the units in any calendar year. Based on its historical experience, as of March 31, 2013, the management of ARP believes that any such liability incurred would not be material. Also, ARP has agreed to subordinate a portion of its share of net partnership revenues from the Drilling Partnerships to the benefit of the investor partners until they have received specified returns, typically 10% per year determined on a cumulative basis, over a specific period, typically the first five to seven years, in accordance with the terms of the partnership agreements. For the three months ended March 31, 2013 and 2012, $2.1 million and $0.4 million, respectively, of ARP’s revenues, net of corresponding production costs, were subordinated, which reduced its cash distributions received from the Drilling Partnerships.

The Partnership and its subsidiaries are party to employment agreements with certain executives that provide compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

APL has certain long-term unconditional purchase obligations and commitments, primarily transportation contracts. These agreements provide for transportation services to be used in the ordinary course of APL’s operations. Transportation fees paid related to these contracts were $3.0 million and $2.5 million for the three months ended March 31, 2013 and 2012, respectively. The future fixed and determinable portions of APL’s obligations as of March 31, 2013 were as follows: 2013 – $7.0 million; 2014 – $9.5 million; and 2015-2017 – $3.5 million per year.

As of March 31, 2013, ARP and APL are committed to expend approximately $80.6 million on drilling and completion expenditures, pipeline extensions, compressor station upgrades and processing facility upgrades.

Legal Proceedings

On August 3, 2011, CNX Gas Company LLC (“CNX”) filed a lawsuit in the United States District Court for the Eastern District of Tennessee at Knoxville styled CNX Gas Company LLC vs. Miller Energy Resources, Inc., Chevron Appalachia, LLC as successor in interest to Atlas America, LLC, Cresta Capital Strategies, LLC, and Scott Boruff, No. 3:11-cv-00362. On April 16, 2012, Atlas Energy Tennessee, LLC, a subsidiary of the Partnership, was brought in to the lawsuit by way of Amended Complaint. On April 23, 2012, the Court dismissed Chevron Appalachia, LLC as a party on the grounds of lack of subject matter jurisdiction over that entity.

The lawsuit alleges that CNX entered into a Letter of Intent with Miller Energy Resources, Inc. (“Miller Energy”) for the purchase by CNX of certain leasehold interests containing oil and natural gas rights, representing around 30,000 acres in East Tennessee. The lawsuit also alleges that Miller Energy breached the Letter of Intent by refusing to close by the date provided and by allegedly entertaining offers from third parties for the same leasehold interests. Allegations of inducement of breach of contract and related claims are made by CNX against the remaining defendants, on the theory that these parties knew of the terms of the Letter of Intent and induced Miller Energy to breach the Letter of Intent. CNX is seeking $15.5 million in damages. The Partnership asserts that it acted in good faith and believes that the outcome of the litigation will be resolved in its favor.

The Partnership and its subsidiaries are also parties to various routine legal proceedings arising out of the ordinary course of its business. Management of the Partnership and its subsidiaries believe that none of these actions, individually or in the aggregate, will have a material adverse effect on the Partnership’s financial condition or results of operations.

NOTE 14 — ISSUANCES OF UNITS

The Partnership recognizes gains on ARP’s and APL’s equity transactions as credits to partners’ capital on its consolidated balance sheets rather than as income on its consolidated statements of operations. These gains represent the Partnership’s portion of the excess net offering price per unit of each of ARP’s and APL’s common units over the book carrying amount per unit.

Atlas Resource Partners

Equity Offerings

In November and December 2012, in connection with entering into a purchase agreement to acquire certain producing wells and net acreage from DTE, ARP sold an aggregate of 7,898,210 of its common limited partner units in a public offering at a price of $23.01 per unit, yielding net proceeds of approximately $174.5 million. ARP utilized the net proceeds from the sale to repay a portion of the outstanding balance under its revolving credit facility and $2.2 million under its term loan credit facility. In connection with the issuance of ARP’s common units, the Partnership recorded an $18.2 million gain within partner’s capital and a corresponding decrease in non-controlling interests on our consolidated balance sheet at December 31, 2012.

In July 2012, ARP completed the acquisition of certain proved reserves and associated assets in the Barnett Shale from Titan in exchange for 3.8 million ARP common units and 3.8 million newly-created convertible ARP Class B preferred units (which have an estimated collective value of $193.2 million, based upon the closing price of ARP’s publicly traded common units as of the acquisition closing date), as well as $15.4 million in cash for closing adjustments (see Note 3). The preferred units are voluntarily convertible to common units on a one-for-one basis within three years of the acquisition closing date at a strike price of $26.03 plus all unpaid preferred distributions per unit, and will be mandatorily converted to common units on the third anniversary of the issuance. While outstanding, the preferred units will receive regular quarterly cash distributions equal to the greater of (i) $0.40 and (ii) the quarterly common unit distribution.

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

In April 2012, ARP completed the acquisition of certain oil and gas assets from Carrizo (see Note 3). To partially fund the acquisition, ARP sold 6.0 million of its common units in a private placement at a negotiated purchase price per unit of $20.00, for net proceeds of $119.5 million, of which $5.0 million was purchased by certain executives of the Partnership. The common units issued by ARP are subject to a registration rights agreement entered into in connection with the transaction. The registration rights agreement stipulated that ARP would (a) file a registration statement with the SEC by October 30, 2012 and (b) cause the registration statement to be declared effective by the SEC by December 31, 2012. On July 11, 2012, ARP filed a registration statement with the SEC for the common units subject to the registration rights agreement in satisfaction of one of the requirements of the registration rights agreement noted previously. On August 28, 2012, the registration statement was declared effective by the SEC. In connection with the private placement of ARP’s common units, the Partnership recorded a $10.6 million gain within partners’ capital and a corresponding decrease in non-controlling interests on its consolidated balance sheet at December 31, 2012.

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

Atlas Pipeline Partners

APL has an equity distribution program with Citigroup Global Markets, Inc. (“Citigroup”). Pursuant to this program, APL may offer and sell from time to time through Citigroup, as its sales agent, common units having an aggregate value of up to $150.0 million. Subject to the terms and conditions of the equity distribution agreement, Citigroup will not be required to sell any specific number or dollar amount of the common units, but will use its reasonable efforts, consistent with its normal trading and sales practices, to sell such units. Such sales will be at market prices prevailing at the time of the sale. There will be no specific date on which the offering will end; there will be no minimum purchase requirements; and there will be no arrangements to place the proceeds of the offering in an escrow, trust or similar account. Under the terms of the equity distribution agreement, APL also may sell common units to Citigroup as principal for its own account at a price agreed upon at the time of the sale. APL intends to use the net proceeds from any such offering for general partnership purposes, which may include, among other things, repayment of indebtedness, acquisitions, capital expenditures and additions to working capital. During the three months ended March 31, 2013, APL issued 447,785 common units under the equity distribution program for net proceeds of $14.1 million, net of $0.3 million in commission paid to Citigroup. APL also received a capital contribution from the Partnership of $0.3 million to maintain its 2.0% general partner interest in APL. The net proceeds from the common unit offering were utilized for general partnership purposes.

In December 2012, APL completed the sale of 10,507,033 APL common units in a public offering at an offering price of $31.00 per unit and received net proceeds of $319.3 million, including $6.7 million contributed by the Partnership to maintain its 2.0% general partner interest in APL. APL used the net proceeds from this offering to fund a portion of the Cardinal Acquisition. In connection with the issuance of APL common units, the Partnership recorded a $7.9 million gain within partners’ capital and a corresponding decrease in non-controlling interests on its consolidated balance sheet at December 31, 2012. In November 2012, APL entered into an agreement to issue $200.0 million of newly created Class D convertible preferred units in a private placement in order to finance a portion of the Cardinal Acquisition. Under the terms of the agreement, the private placement of the Class D convertible preferred units was nullified upon APL’s issuance of common units in excess of $150.0 million prior to the closing date of the Cardinal Acquisition. As a result of APL’s December 2012 issuance of $319.3 million common units, the private placement agreement terminated without the issuance of the Class D preferred units, and APL paid a commitment fee equal to 2.0%, or $4.0 million (see Note 3).

NOTE 15 — CASH DISTRIBUTIONS

The Partnership has a cash distribution policy under which it distributes, within 50 days after the end of each quarter, all of its available cash (as defined in the partnership agreement) for that quarter to its common unitholders. Distributions declared by the Partnership for the period from January 1, 2012 through March 31, 2013 were as follows (in thousands, except per unit amounts):

Date Cash Distribution Paid	For Quarter Ended	Cash Distribution per Common Limited Partner Unit	Total Cash Distributions Paid to Common Limited Partners

May 18, 2012	March 31, 2012	$0.25	$12,830
August 17, 2012	June 30, 2012	$0.25	$12,831
November 19, 2012	September 30, 2012	$0.27	$13,866
February 19, 2013	December 31, 2012	$0.30	$15,410

On April 25, 2013, the Partnership declared a cash distribution of $0.31 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended March 31, 2013. The $15.9 million distribution will be paid on May 20, 2013 to unitholders of record at the close of business on May 6, 2013.

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

Distributions declared by ARP from its formation through March 31, 2013 were as follows (in thousands, except per unit amounts):

Date Cash Distribution Paid	For Quarter Ended	Cash Distribution per Common Limited Partner Unit		Total Cash Distribution to Common Limited Partners	Total Cash Distribution To Preferred Limited Partners	Total Cash Distribution to the General Partner

May 15, 2012	March 31, 2012	$0.12	(1)	$3,144	$—	$64
August 14, 2012	June 30, 2012	$0.40		$12,891	$—	$263
November 14, 2012	September 30, 2012	$0.43		$15,510	$1,652	$350
February 14, 2013	December 31, 2012	$0.48		$21,107	$1,841	$618

(1)	Represents a pro-rated cash distribution of $0.40 per common limited partner unit for the period from March 5, 2012, the date the Partnership’s exploration and production assets were transferred to ARP, to March 31, 2012.

On April 25, 2013, ARP declared a cash distribution of $0.51 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended March 31, 2013. The $25.3 million distribution, including $0.9 million to the Partnership as general partner, and $2.0 million to its preferred limited partners, will be paid on May 15, 2013 to unitholders of record at the close of business on May 6, 2013.

APL Cash Distributions. APL is required to distribute, within 45 days after the end of each quarter, all of its available cash (as defined in its partnership agreement) for that quarter to its common unitholders and the Partnership, as general partner. If APL’s common unit distributions in any quarter exceed specified target levels, the Partnership will receive between 13% and 48% of such distributions in excess of the specified target levels. Common unit and general partner distributions declared by APL for the period from January 1, 2012 through March 31, 2013 were as follows (in thousands, except per unit amounts):

Date Cash Distribution Paid	For Quarter Ended	APL Cash Distribution per Common Limited Partner Unit	Total APL Cash Distribution to Common Limited Partners	Total APL Cash Distribution to the General Partner

May 15, 2012	March 31, 2012	$0.56	$30,030	$2,217
August 14, 2012	June 30, 2012	$0.56	$30,085	$2,221
November 14, 2012	September 30, 2012	$0.57	$30,641	$2,409
February 14, 2013	December 31, 2012	$0.58	$37,442	$3,117

On April 24, 2013, APL declared a cash distribution of $0.59 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended March 31, 2013. The $49.3 million distribution, including $4.0 million to the Partnership as general partner, will be paid on May 15, 2013 to unitholders of record at the close of business on May 8, 2013.

NOTE 16 — BENEFIT PLANS

2010 Long-Term Incentive Plan

The Board of Directors of the General Partner approved and adopted the Partnership’s 2010 Long-Term Incentive Plan (“2010 LTIP”) effective February 2011. The 2010 LTIP provides equity incentive awards to officers, employees and board members and employees of its affiliates, consultants and joint-venture partners (collectively, the “Participants”) who perform services for the Partnership. The 2010 LTIP is administered by a committee consisting of the Board or committee of the Board or board of an affiliate appointed by the Board (the “LTIP Committee”), which is the Compensation Committee of the General Partner’s board of directors. Under the 2010 LTIP, the LTIP Committee may grant awards of phantom units, restricted units or unit options for an aggregate of 5,763,781 common limited partner units. At March 31, 2013, the Partnership had 4,543,390 phantom units and unit options outstanding under the 2010 LTIP, with 1,192,340 phantom units and unit options available for grant.

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

2010 Phantom Units. A phantom unit entitles a Participant to receive a Partnership common unit upon vesting of the phantom unit. In tandem with phantom unit grants, the LTIP Committee may grant Participant Distribution Equivalent

Rights (“DERs”), which are the right to receive cash per phantom unit in an amount equal to, and at the same time as, the cash distributions the Partnership makes on a common unit during the period such phantom unit is outstanding. Generally, phantom units granted under the 2010 LTIP will vest over a three or four year period from the date of grant. Of the phantom units outstanding under the 2010 LTIP at March 31, 2013, there are 413,806 units that will vest within the following twelve months. All phantom units outstanding under the 2010 LTIP at March 31, 2013 include DERs. During the three months ended March 31, 2013 and 2012, the Partnership paid $0.6 million and $0.4 million, respectively, with respect to the 2010 LTIP DERs.

The following table sets forth the 2010 LTIP phantom unit activity for the periods indicated:

	Three Months Ended March 31,
	2013		2012
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	2,044,227	$20.90	1,838,164	$22.11
Granted	—	—	55,300	26.66
Vested(1)	(2,936)	17.47	(7,226)	20.67
Forfeited	—	—	—	—
ARP anti-dilution adjustment(2)	—	—	165,468	—

Outstanding, end of period(3)	2,041,291	$20.91	2,051,706	$20.46

Non-cash compensation expense recognized (in thousands)		$3,108		$3,002

(1)	The aggregate intrinsic values of phantom unit awards vested during the three months ended March 31, 2013 and 2012 were $0.1 million and $0.2 million, respectively.
(2)	The number of 2010 phantom units was adjusted concurrently with the distribution of ARP common units.
(3)	The aggregate intrinsic value of phantom unit awards outstanding at March 31, 2013 was $89.9 million.

At March 31, 2013, the Partnership had approximately $21.3 million of unrecognized compensation expense related to unvested phantom units outstanding under the 2010 LTIP based upon the fair value of the awards.

2010 Unit Options. A unit option entitles a Participant to receive a common unit of the Partnership upon payment of the exercise price for the option after completion of vesting of the unit option. The exercise price of the unit option is equal to the fair market value of the Partnership’s common unit on the date of grant of the option. The LTIP Committee also determines how the exercise price may be paid by the Participant. The LTIP Committee will determine the vesting and exercise period for unit options. Unit option awards expire 10 years from the date of grant. Generally, unit options granted under the 2010 LTIP generally will vest over a three or four year period from the date of grant. There are 573,323 unit options outstanding under the 2010 LTIP at March 31, 2013 that will vest within the following twelve months. No cash was received from the exercise of options for the three months ended March 31, 2013 and 2012.

The following table sets forth the 2010 LTIP unit option activity for the periods indicated:

	Three Months Ended March 31,
	2013		2012
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of year	2,504,703	$20.51	2,304,300	$22.12
Granted	—	—	69,229	26.27
Exercised(1)	—	—	—	—
Forfeited	(2,604)	17.47	—	—
ARP anti-dilution adjustment(2)	—	—	207,793	—

Outstanding, end of period(3)(4)	2,502,099	$20.52	2,581,322	$20.45

Options exercisable, end of period(5)	3,398	$20.85	—	$—

Non-cash compensation expense recognized (in thousands)		$1,515		$1,561

(1)	No options were exercised during the three months ended March 31, 2013 and 2012.
(2)	The number of 2010 unit options and exercise price was adjusted concurrently with the distribution of ARP common units.
(3)	The weighted average remaining contractual life for outstanding options at March 31, 2013 was 8.0 years.
(4)	The options outstanding at March 31, 2013 had an aggregate intrinsic value of $58.8 million.
(5)	The weighted average remaining contractual life for exercisable options at March 31, 2013 was 8.4 years. The intrinsic value of exercisable options at March 31, 2013 was $0.1 million. No options were exercisable at March 31, 2012.

At March 31, 2013, the Partnership had approximately $10.4 million in unrecognized compensation expense related to unvested unit options outstanding under the 2010 LTIP based upon the fair value of the awards. The Partnership used the Black-Scholes option pricing model to estimate the weighted average fair value of options granted. The following weighted average assumptions were used for the periods indicated:

	Three Months Ended March 31,
	2013	2012
Expected dividend yield	—	3.7%
Expected unit price volatility	—	47.0%
Risk-free interest rate	—	1.4%
Expected term (in years)	—	6.88
Fair value of unit options granted	—	$8.50

2006 Long-Term Incentive Plan

The Board of Directors approved and adopted the Partnership’s 2006 Long-Term Incentive Plan (“2006 LTIP”), which provides equity incentive awards to Participants who perform services for the Partnership. The 2006 LTIP is administered by the LTIP Committee. The LTIP Committee may grant such awards of either phantom units or unit options for an aggregate of 2,261,516 common limited partner units. At March 31, 2013, the Partnership had 1,189,975 phantom units and unit options outstanding under the 2006 LTIP, with 763,062 phantom units and unit options available for grant. Share based payments to non-employees, which have a cash settlement option, are recognized within liabilities in the financial statements based upon their current fair market value.

2006 Phantom Units. Generally, phantom units granted to employees under the 2006 LTIP will vest over a three or four year period from the date of grant. Awards will automatically vest upon a change of control of the Partnership, as defined in the 2006 LTIP. Of the phantom units outstanding under the 2006 LTIP at March 31, 2013, 80,448 units will vest within the following twelve months. All phantom units outstanding under the 2006 LTIP at March 31, 2013 include DERs. During the three months ended March 31, 2013 and 2012, respectively, the Partnership paid approximately $73,000 and $8,000 with respect to 2006 LTIP’s DERs. These amounts were recorded as reductions of partners’ capital on the Partnership’s consolidated balance sheet.

The following table sets forth the 2006 LTIP phantom unit activity for the periods indicated:

	Three Months Ended March 31,
	2013		2012
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	50,759	$21.02	32,641	$15.99
Granted	204,777	37.92	7,688	26.01
Vested (1)(2)	(5,500)	18.16	(6,253)	24.06
Forfeited	—	—	—	—
ARP anti-dilution adjustment(3)	—	—	2,977	—

Outstanding, end of period(4)(5)	250,036	$34.92	37,053	$15.42

Non-cash compensation expense recognized (in thousands)		$1,147		$167

(1)	The intrinsic value for phantom unit awards vested during the three months ended March 31, 2013 and 2012 was $0.2 million.
(2)	There were 522 vested units during the three months ended March 31, 2013 that were settled for approximately $20,000 cash. No units were settled in cash during the three months ended March 31, 2012.
(3)	The number of 2006 phantom units was adjusted concurrently with the distribution of ARP common units.
(4)	The aggregate intrinsic value for phantom unit awards outstanding at March 31, 2013 was $11.0 million.
(5)	There was $0.8 million, $0.7 million and $0.9 million recognized as liabilities on the Partnership’s consolidated balance sheets at March 31, 2013, December 31, 2012 and March 31, 2012, respectively, representing 51,990, 44,234 and 30,528 units, respectively, due to the option of the participants to settle in cash instead of units. The respective weighted average grant date fair values for these units are $27.47, $23.25 and $17.45 as of March 31, 2013, December 31, 2012 and March 31, 2012, respectively.

At March 31, 2013, the Partnership had approximately $8.0 million of unrecognized compensation expense related to unvested phantom units outstanding under the 2006 LTIP based upon the fair value of the awards.

2006 Unit Options. The exercise price of the unit option may be equal to or more than the fair market value of the Partnership’s common unit on the date of grant of the option. Unit option awards expire 10 years from the date of grant. Generally, unit options granted under the 2006 LTIP will vest over a three or four year period from the date of grant. Awards will automatically vest upon a change of control of the Partnership, as defined in the 2006 LTIP. There are 2,500 unit options outstanding under the 2006 LTIP at March 31, 2013 that will vest within the following twelve months. For the three months ended March 31, 2012, the Partnership received cash of approximately $32,000 from the exercise of options. No cash was received from the exercise of options during the three months ended March 31, 2013.

The following table sets forth the 2006 LTIP unit option activity for the periods indicated:

	Three Months Ended March 31,
	2013		2012
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of year	929,939	$20.75	903,614	$21.52
Granted	10,000	38.51	—	—
Exercised(1)	—	—	(15,438)	3.24
Forfeited	—	—	—	—
ARP anti-dilution adjustment(2)	—	—	78,323	—

Outstanding, end of period(3)(4)	939,939	$20.94	966,499	$20.08

Options exercisable, end of period(5)	929,939	$20.75	966,499	$20.08

Non-cash compensation expense recognized (in thousands)		$7		$—

(1)	The intrinsic value of options exercised during the three months ended March 31, 2012 was $0.4 million. No options were exercised during the three months ended March 31, 2013.
(2)	The number of 2006 unit options and exercise price was adjusted concurrently with the distribution of ARP common units.
(3)	The weighted average remaining contractual life for outstanding options at March 31, 2013 was 3.7 years.
(4)	The aggregate intrinsic value of options outstanding at March 31, 2013 was approximately $21.7 million.
(5)	The weighted average remaining contractual lives for exercisable options at March 31, 2013 and 2012 were 3.6 years and 4.7 years, respectively. The aggregate intrinsic values of options exercisable at March 31, 2013 and 2012 were $21.7 million and $12.5 million, respectively.

At March 31, 2013, the Partnership had $0.1 million of unrecognized compensation expense related to unvested unit options outstanding under the 2006 LTIP based upon the fair value of the awards. The Partnership uses the Black-Scholes option pricing model to estimate the weighted average fair value of options granted.

	Three Months Ended March 31,
	2013	2012
Expected dividend yield	3.2%	—
Expected unit price volatility	30.0%	—
Risk-free interest rate	0.7%	—
Expected term (in years)	6.25	—
Fair value of unit options granted	$7.54	—

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

ARP Long-Term Incentive Plan

ARP has a 2012 Long-Term Incentive Plan effective March 2012 (the “ARP LTIP”). Awards of options to purchase units, restricted units and phantom units may be granted to officers, employees and directors of ARP’s general partner under the ARP LTIP, and such awards may be subject to vesting terms and conditions in the discretion of the administrator of the ARP LTIP. Up to 2,900,000 common units of ARP, subject to adjustment as provided for under the ARP LTIP, may be issued pursuant to awards granted under the ARP LTIP. The ARP LTIP is administered by the Compensation Committee of the board (the “ARP LTIP Committee”). At March 31, 2013, ARP had 2,538,761 phantom units, restricted units and unit options outstanding under the ARP LTIP, with 358,774 phantom units, restricted units and unit options available for grant.

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

ARP Phantom Units. Phantom units granted under the ARP LTIP generally will vest 25% of the original granted amount on each of the next four anniversaries of the date of grant. Of the phantom units outstanding under the ARP LTIP at March 31, 2013, 238,806 units will vest within the following twelve months. All phantom units outstanding under the ARP LTIP at March 31, 2013 include DERs. During the three months ended March 31, 2013, ARP paid $0.5 million with respect to ARP LTIP’s DERs. No amounts were paid during the three months ended March 31, 2012 with respect to DERs. These amounts were recorded as reductions of partners’ capital on the Partnership’s consolidated balance sheet.

The following table sets forth the ARP LTIP phantom unit activity for the periods indicated:

	Three Months Ended March 31,
	2013		2012
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	948,476	$24.76	—	$—
Granted	83,250	21.96	—	—
Vested(1)	(2,465)	24.67	—	—
Forfeited	(4,000)	25.14	—	—

Outstanding, end of period(2)(3)	1,025,261	$24.53	—	$—

Non-cash compensation expense recognized (in thousands)		$3,053		$—

(1)	The intrinsic value of phantom unit awards vested during the three months ended March 31, 2013 was $0.1 million. No phantom unit awards vested during the three months ended March 31, 2012.
(2)	The aggregate intrinsic value for phantom unit awards outstanding at March 31, 2013 was $24.8 million.
(3)	There was approximately $44,000 and $31,000 recognized as liabilities on the Partnership’s consolidated balance sheets at March 31, 2013 and December 31, 2012, respectively, representing 3,476 and 3,476 units, respectively, due to the option of the participants to settle in cash instead of units. The respective weighted average grant date fair values for these units were $28.75 and $28.75 at March 31, 2013 and December 31, 2012, respectively. No units were classified within liabilities at March 31, 2012.

At March 31, 2013, ARP had approximately $14.5 million in unrecognized compensation expense related to unvested phantom units outstanding under the ARP LTIP based upon the fair value of the awards.

ARP Unit Options. The exercise price of the unit option may be equal to or more than the fair market value of ARP’s common unit on the date of grant of the option. Unit option awards expire 10 years from the date of grant. Unit options granted under the ARP LTIP generally will vest 25% on each of the next four anniversaries of the date of grant. There were 378,375 unit options outstanding under the ARP LTIP at March 31, 2013 that will vest within the following twelve months. No cash was received from the exercise of options for the three months ended March 31, 2013 and 2012.

The following table sets forth the ARP LTIP unit option activity for the periods indicated:

	Three Months Ended March 31,
	2013		2012
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of year	1,515,500	$24.68	—	$—
Granted	2,000	22.27	—	—
Exercised(1)	—	—	—	—
Forfeited	(4,000)	25.14	—	—

Outstanding, end of period(2)(3)	1,513,500	$24.67	—	$—

Options exercisable, end of period(4)	—	$—	—	$—

Non-cash compensation expense recognized (in thousands)		$1,194		$—

(1)	No options were exercised during the three months ended March 31, 2013 and 2012.
(2)	The weighted average remaining contractual life for outstanding options at March 31, 2013 was 9.1 years.
(3)	The aggregate intrinsic value of options outstanding at March 31, 2013 was approximately $3,000.
(4)	No options were exercisable at March 31, 2013. There was no aggregate intrinsic value of options exercisable at March 31, 2013 or 2012.

At March 31 2013, ARP had approximately $4.8 million in unrecognized compensation expense related to unvested unit options outstanding under the ARP LTIP based upon the fair value of the awards. ARP used the Black-Scholes option pricing model to estimate the weighted average fair value of options granted. The following weighted average assumptions were used for the periods indicated:

	Three Months Ended March 31,
	2013	2012
Expected dividend yield	6.6%	—
Expected unit price volatility	44.0%	—
Risk-free interest rate	1.1%	—
Expected term (in years)	6.25	—
Fair value of unit options granted	$4.85	—

APL Long-Term Incentive Plans

APL has a 2004 Long-Term Incentive Plan (“APL 2004 LTIP”), and a 2010 Long-Term Incentive Plan, which was modified on April 26, 2011 (“APL 2010 LTIP” and collectively with the APL 2004 LTIP, the “APL LTIPs”), in which officers, employees and non-employee managing board members of APL’s general partner and employees of APL’s general partner’s affiliates and consultants are eligible to participate. The APL LTIPs are administered by APL’s compensation committee (the “APL LTIP Committee”). Under the APL LTIPs, the APL LTIP Committee may make awards of either phantom units or unit options for an aggregate of 3,435,000 common units. At March 31, 2013, APL had 1,057,083 phantom units outstanding under the APL LTIPs, with 1,517,513 phantom units and unit options available for grant. APL generally issues new common units for phantom units and unit options, which have vested and have been exercised. Share based payments to non-employees, which have a cash settlement option, are recognized within liabilities in the consolidated financial statements based upon their current fair market value. There were no unit options outstanding as of March 31, 2013.

APL Phantom Units. Through March 31, 2013, phantom units granted under the APL LTIPs generally had vesting periods of four years. Phantom units awarded to non-employee managing board members will vest over a four year period. Awards to non-employee members of APL’s board automatically vest upon a change of control, as defined in the APL LTIPs. Of the units outstanding under the APL LTIPs at March 31, 2013, 292,809 units will vest within the following twelve months.

All phantom units outstanding under the APL LTIPs at March 31, 2013 include DERs. The amounts paid with respect to APL LTIP DERs were $0.6 million and $0.2 million for the three months ended March 31, 2013 and 2012, respectively. These amounts were recorded as reductions of non-controlling interest on the Partnership’s consolidated balance sheet.

The following table sets forth the APL LTIP phantom unit activity for the periods indicated:

	Three Months Ended March 31,
	2013		2012
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	1,053,242	$33.21	394,489	$21.63
Granted	6,804	33.06	4,132	36.29
Vested and issued(1)	(2,963)	28.94	(8,054)	39.78

Outstanding, end of period(2)(3)	1,057,083	$33.22	390,567	$21.41

Vested and not issued(4)	—	$—	4,125	$44.51

Non-cash compensation expense recognized (in thousands)		$4,384		$978

(1)	The intrinsic values for phantom unit awards vested and issued during the three months ended March 31, 2013 and 2012 were $0.1 million and $0.3 million, respectively.
(2)	There were 21,767 and 16,692 outstanding phantom unit awards at March 31, 2013 and 2012, respectively, which were classified as liabilities due to a cash option available on the related phantom unit awards.
(3)	The aggregate intrinsic values for phantom unit awards outstanding at March 31, 2013 and 2012 were $36.6 million and $13.8 million, respectively.
(4)	The aggregate intrinsic value for phantom unit awards vested but not issued at March 31, 2012 was $0.2 million.

At March 31, 2013, APL had approximately $19.1 million of unrecognized compensation expense related to unvested phantom units outstanding under the APL LTIPs based upon the fair value of the awards, which is expected to be recognized over a weighted average period of 2.2 years.

NOTE 17 — OPERATING SEGMENT INFORMATION

The Partnership’s operations include three reportable operating segments (see Note 1). These operating segments reflect the way the Partnership manages its operations and makes business decisions. Operating segment data for the periods indicated were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Atlas Resource:
Revenues	$112,048	$71,101
Operating costs and expenses	(88,555)	(60,967)
Depreciation, depletion and amortization expense	(21,208)	(9,108)
Loss on asset sales and disposal	(702)	(7,005)
Interest expense	(6,889)	(150)

Segment loss	$(5,306)	$(6,129)

Atlas Pipeline:
Revenues	$409,881	$293,136
Operating costs and expenses	(361,718)	(257,195)
Depreciation, depletion and amortization expense	(30,458)	(20,842)
Interest expense	(18,686)	(8,708)
Loss on early extinguishment of debt	(26,582)	—

Segment income (loss)	$(27,563)	$6,391

Corporate and other:
Revenues	$173	$390
Operating costs and expenses	(8,763)	(15,561)
Interest expense	(235)	(233)

Segment loss	$(8,825)	$(15,404)

Reconciliation of segment income (loss) to net loss:
Segment income (loss):
Atlas Resource	$(5,306)	$(6,129)
Atlas Pipeline	(27,563)	6,391
Corporate and other	(8,825)	(15,404)

Net loss	(41,694)	$(15,142)

Capital expenditures:
Atlas Resource	$58,487	$18,958
Atlas Pipeline	108,516	81,167
Corporate and other	—	—

Total capital expenditures	$167,003	$100,125

	March 31, 2013	December 31, 2012
Balance sheet:
Goodwill:
Atlas Resource	$31,784	$31,784
Atlas Pipeline	319,285	319,285
Corporate and other	—	—

	$351,069	$351,069

Total assets:
Atlas Resource	$1,469,063	$1,498,952
Atlas Pipeline	3,154,430	3,065,638
Corporate and other	25,983	32,604

	$4,649,476	$4,597,194

NOTE 18 — SUBSEQUENT EVENTS

Cash Distribution. On April 25, 2013, the Partnership declared a cash distribution of $0.31 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended March 31, 2013. The $15.9 million distribution will be paid on May 20, 2013 to unitholders of record at the close of business on May 6, 2013.

Atlas Pipeline

Senior Note Offering. On May 7, 2013, APL priced a private placement offering of $400.0 million aggregate principal amount of 4.75% Senior Notes due 2021 (“4.75% APL Senior Notes”). The 4.75% APL Senior Notes were priced at par and APL intends to use the net proceeds from this offering of approximately $392.0 million to reduce obligations under its revolving credit facility, and for general partnership purposes. The 4.75% APL Senior Notes are expected to be issued on May 10, 2013, subject to customary closing conditions. The 4.75% APL Senior Notes will not be registered under the Securities Act or the securities laws of any state. The 4.75% APL Senior Notes may be resold by the initial purchasers pursuant to Rule 144A and Regulation S under the Securities Act.

TEAK Acquisition. On May 7, 2013 APL completed an acquisition of TEAK Midstream Holdings, LLC and its wholly owned subsidiary, TEAK Midstream, L.L.C. (“TEAK”), whereby APL purchased 100% of the outstanding ownership interests in TEAK for approximately $1.0 billion in cash, subject to customary purchase price adjustments and other adjustments contemplated by the purchase and sale agreement (the “TEAK Acquisition”). TEAK’s assets primarily include gas gathering, processing and treating facilities in South Texas. The effective date of the TEAK Acquisition is April 1, 2013.

In connection with the TEAK acquisition, APL entered into a Class D preferred unit purchase agreement for the private placement of $400.0 million of its Class D convertible preferred units (“Class D Preferred Units”) to third party investors, at a negotiated price per unit of $29.75. The Class D Preferred Units were offered and sold in a private transaction exempt from registration under Section 4(2) of the Securities Act. The Class D Preferred Units are convertible, in whole but not in part, at APL’s option into common units, beginning one year from the date of issuance subject to customary anti-dilution adjustments. Unless previously converted, all Class D Preferred Units will convert into common units at the end of eight full quarterly periods from the date of issuance. The Class D Preferred Units will receive distributions of additional Class D Preferred Units, based on the distributions paid to APL’s common unitholders, for the first four full quarterly periods following their issuance and thereafter, the distributions will be paid in additional Class D Preferred Units, or cash, or a combination of Class D Preferred Units and cash, at APL’s discretion. Upon the issuance of the Class D Preferred Units, APL entered into a registration rights agreement pursuant to which it agreed to file a registration statement with the SEC to register the resale of the common units issuable upon conversion of the Class D Preferred Units. APL will use its commercially reasonable efforts to have the registration statement declared effective within 180 days of the date of conversion. In addition, the Partnership as general partner contributed cash of $8.3 million to maintain its 2% general partnership interest, upon the issuance of the Class D Preferred Units. The proceeds were used to fund a portion of the purchase price of the TEAK Acquisition.

On April 17, 2013, in order to partially finance the TEAK Acquisition, APL issued 11,845,000 of its common units (including 1,545,000 common units to cover the underwriters’ over-allotment option) in a public offering at a price $34.00 per unit. APL received approximately $396.7 in net proceeds after underwriting commissions and estimated expenses, including $8.3 million paid by the Partnership in order to maintain its 2% general partnership interest.

On April 19, 2013, APL entered into an amendment to its amended and restated credit agreement, which among other changes, (1) allowed the TEAK Acquisition to be a Permitted Investment, as defined in the credit agreement; (2) will not require the joint venture interests, that are included in the TEAK Acquisition, to be guarantors; (3) modified the definitions of Consolidated Funded Debt Ratio, Interest Coverage Ration and Consolidated EBITDA to allow for a period following the TEAK Acquisition whereby the terms for calculating each of these ratios have been adjusted; (4) permitted the Consolidated Funded Debt Ratio, as defined in the credit agreement, to be greater than (i) 5.50 to 1.00 for the last day of any fiscal quarter during an Acquisition Period (as defined in the credit agreement), (ii) 5.75 to 1.00 for the last day of the fiscal quarter in which the TEAK Acquisition was consummated, (iii) 5.50 to 1.00 for the last day of the two fiscal quarters immediately following the fiscal quarter in which the TEAK Acquisition was consummated, or (iv) 5.00 to 1.00 for the last day of any other fiscal quarter; and (5) permitted the payment of cash distributions, if any, on the Class D Preferred Units assuming APL has a pro forma Minimum Liquidity, as defined in the credit agreement, of greater than or equal to $50.0 million.

Cash Distribution. On April 24, 2013, APL declared a cash distribution of $0.59 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended March 31, 2013. The $49.3 million distribution, including $4.0 million to the Partnership as general partner, will be paid on May 15, 2013 to unitholders of record at the close of business on May 8, 2013.

Atlas Resource

Cash Distribution. On April 25, 2013, ARP declared a cash distribution of $0.51 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended March 31, 2013. The $25.3 million distribution, including $0.9 million to the Partnership as general partner and $2.0 million to its preferred limited partners, will be paid on May 15, 2013 to unitholders of record at the close of business on May 6, 2013.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

When used in this Form 10-Q, the words “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012. These risks and uncertainties could cause actual results to differ materially from the results stated or implied in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

BUSINESS OVERVIEW

We are a publicly-traded Delaware master limited partnership, whose common units are listed on the New York Stock Exchange under the symbol “ATLS”.

At March 31, 2013, our operations primarily consisted of our ownership interests in the following entities:

•

Atlas Resource Partners, L.P. (“ARP”), a publicly-traded Delaware master limited partnership (NYSE: ARP) and an independent developer and producer of natural gas, crude oil and natural gas liquids (“NGL”), with operations in basins across the United States. ARP sponsors and manages tax-advantaged investment partnerships, in which it coinvests, to finance a portion of its natural gas and oil production activities. At March 31, 2013, we owned 100% of the general partner Class A units, all of the incentive distribution rights, and an approximate 43.0% limited partner interest (20,962,485 common limited partner units) in ARP;

•

Atlas Pipeline Partners, L.P. (“APL”), a publicly traded Delaware master limited partnership (NYSE: APL) and midstream energy service provider engaged in the natural gas gathering, processing and treating services in the Anadarko, Arkoma and Permian Basins located in the southwestern and mid-continent regions of the United States; natural gas gathering services in the Appalachian Basin in the northeastern region of the United States; and NGL transportation services throughout the southwestern region of the United States. At March 31, 2013, we owned a 2.0% general partner interest, all of the incentive distribution rights, and an approximate 8.7% common limited partner interest in APL; and

•

Lightfoot Capital Partners, LP (“Lightfoot LP”) and Lightfoot Capital Partners GP, LLC (“Lightfoot GP”), the general partner of Lightfoot L.P. (collectively, “Lightfoot”), entities which incubate new master limited partnerships (“MLPs”) and invest in existing MLPs. At March 31, 2013, we had an approximate 16% general partner interest and 12% limited partner interest in Lightfoot.

In February 2012, the board of directors (“the Board”) of our General Partner (“the General Partner”) approved the formation of ARP as a newly created exploration and production master limited partnership and the related transfer of substantially all of our natural gas and oil development and production assets and the partnership management business to ARP on March 5, 2012. The Board also approved the distribution of approximately 5.24 million ARP common units to our unitholders, which were distributed on March 13, 2012 using a ratio of 0.1021 ARP limited partner units for each of our common units owned on the record date of February 28, 2012. The distribution of ARP limited partner units represented approximately 20% of the common limited partner units outstanding at March 13, 2012.

FINANCIAL PRESENTATION

Our consolidated financial statements contain our accounts and those of our consolidated subsidiaries, all of which are wholly-owned at March 31, 2013, except for ARP and APL, which we control. Due to the structure of our ownership interests in ARP and APL, in accordance with generally accepted accounting principles, we consolidate the financial statements of ARP and APL into our financial statements rather than present our ownership interests as equity investments. As such, the non-controlling interests in ARP and APL are reflected as income attributable to non-controlling interests in our consolidated statements of operations and as a component of partners’ capital on our consolidated balance sheets. Throughout this section, when we refer to “our” consolidated financial statements, we are referring to the consolidated results for us, our wholly-owned subsidiaries and the consolidated results of ARP and APL, adjusted for non-controlling interests in ARP and APL. All significant intercompany transactions and balances have been eliminated in the consolidation of our financial statements.

SUBSEQUENT EVENTS

Cash Distribution. On April 25, 2013, we declared a cash distribution of $0.31 per unit on our outstanding common limited partner units, representing the cash distribution for the quarter ended March 31, 2013. The $15.9 million distribution will be paid on May 20, 2013 to unitholders of record at the close of business on May 6, 2013.

Atlas Pipeline

Senior Note Offering. On May 7, 2013, APL priced a private placement offering of $400.0 million aggregate principal amount of 4.75% Senior Notes due 2021 (“4.75% APL Senior Notes”). The 4.75% APL Senior Notes were priced at par and APL intends to use the net proceeds from this offering of approximately $392.0 million to reduce obligations under its revolving credit facility, and for general partnership purposes. The 4.75% APL Senior Notes are expected to be issued on May 10, 2013, subject to customary closing conditions. The 4.75% APL Senior Notes will not be registered under the Securities Act of 1933, as amended (the “Securities Act”) or the securities laws of any state. The 4.75% APL Senior Notes may be resold by the initial purchasers pursuant to Rule 144A and Regulation S under the Securities Act.

TEAK Acquisition. On May 7, 2013 APL completed an acquisition of TEAK Midstream Holdings, LLC and its wholly owned subsidiary, TEAK Midstream, L.L.C. (“TEAK”), whereby APL purchased 100% of the outstanding ownership interests in TEAK for approximately $1.0 billion in cash, subject to customary purchase price adjustments and other adjustments contemplated by the purchase and sale agreement (the “TEAK Acquisition”). TEAK’s assets primarily include gas gathering, processing and treating facilities in South Texas. The effective date of the TEAK Acquisition is April 1, 2013.

In connection with the TEAK acquisition, APL entered into a Class D preferred unit purchase agreement for the private placement of $400.0 million of its Class D convertible preferred units (“Class D Preferred Units”) to third party investors, at a negotiated price per unit of $29.75. The Class D Preferred Units were offered and sold in a private transaction exempt from registration under Section 4(2) of the Securities Act. The Class D Preferred Units are convertible, in whole but not in part, at APL’s option into common units, beginning one year from the date of issuance subject to customary anti-dilution adjustments. Unless previously converted, all Class D Preferred Units will convert into common units at the end of eight full quarterly periods from the date of issuance. The Class D Preferred Units will receive distributions of additional Class D Preferred Units, based on the distributions paid to APL’s common unitholders, for the first four full quarterly periods following their issuance and thereafter, the distributions will be paid in additional Class D Preferred Units, or cash, or a combination of Class D Preferred Units and cash, at APL’s discretion. Upon the issuance of the Class D Preferred Units, APL entered into a registration rights agreement pursuant to which it agreed to file a registration statement with the SEC to register the resale of the common units issuable upon conversion of the Class D Preferred Units. APL will use its commercially reasonable efforts to have the registration statement declared effective within 180 days of the date of conversion. In addition, we as general partner contributed cash of $8.3 million to maintain our 2% general partnership interest, upon the issuance of the Class D Preferred Units. The proceeds were used to fund a portion of the purchase price of the TEAK Acquisition.

On April 17, 2013, in order to partially finance the TEAK Acquisition, APL issued 11,845,000 of its common units (including 1,545,000 common units to cover the underwriters’ over-allotment option) in a public offering at a price $34.00 per unit. APL received approximately $396.7 in net proceeds after underwriting commissions and estimated expenses, including $8.3 million paid by us in order to maintain our 2% general partnership interest.

On April 19, 2013, APL entered into an amendment to its amended and restated credit agreement, which among other changes, (1) allowed the TEAK Acquisition to be a Permitted Investment, as defined in the credit agreement; (2) will not require the joint venture interests, that are included in the TEAK Acquisition, to be guarantors; (3) modified the definitions of Consolidated Funded Debt Ratio, Interest Coverage Ration and Consolidated EBITDA to allow for a period following the TEAK Acquisition whereby the terms for calculating each of these ratios have been adjusted; (4) permitted the Consolidated Funded Debt Ratio, as defined in the credit agreement, to be greater than (i) 5.50 to 1.00 for the last day of any fiscal quarter during an Acquisition Period (as defined in the credit agreement), (ii) 5.75 to 1.00 for the last day of the fiscal quarter in which the TEAK Acquisition was consummated, (iii) 5.50 to 1.00 for the last day of the two fiscal quarters immediately following the fiscal quarter in which the TEAK Acquisition was consummated, or (iv) 5.00 to 1.00 for the last day of any other fiscal quarter; and (5) permitted the payment of cash distributions, if any, on the Class D Preferred Units assuming APL has a pro forma Minimum Liquidity, as defined in the credit agreement, of greater than or equal to $50.0 million.

Cash Distribution. On April 24, 2013, APL declared a cash distribution of $0.59 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended March 31, 2013. The $49.3 million distribution, including $4.0 million to us as general partner, will be paid on May 15, 2013 to unitholders of record at the close of business on May 8, 2013.

Atlas Resource

Cash Distribution. On April 25, 2013, ARP declared a cash distribution of $0.51 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended March 31, 2013. The $25.3 million distribution, including $0.9 million to us as general partner and $2.0 million to its preferred limited partners, will be paid on May 15, 2013 to unitholders of record at the close of business on May 6, 2013.

RECENT DEVELOPMENTS

Atlas Pipeline

Senior Notes. On February 11, 2013, APL issued $650.0 million of 5.875% unsecured senior notes due August 1, 2023 (“5.875% APL Senior Notes”) in a private placement transaction. The 5.875% APL Senior Notes were issued at par. APL received net proceeds of $637.1 million and utilized the proceeds to redeem its outstanding 8.75% senior unsecured notes due on June 15, 2018 (“8.75% APL Senior Notes”) and repay a portion of its outstanding indebtedness under its revolving credit facility.

Prior to issuance of the 5.875% APL Senior Notes and in anticipation thereof, on January 28, 2013, APL commenced a cash tender offer for any and all of its outstanding $365.8 million 8.75% APL Senior Notes, and a solicitation of consents to eliminate most of the restrictive covenants and certain of the events of default contained in the indenture governing the 8.75% APL Senior Notes (“8.75% APL Senior Notes Indenture”). Approximately $268.4 million aggregate principal amount of the 8.75% APL Senior Notes, (representing approximately 73.4% of the outstanding 8.75% APL Senior Notes) were validly tendered as of the expiration date of the consent solicitation. In February 2013, APL accepted for purchase all 8.75% APL Senior Notes validly tendered as of the expiration of the consent solicitation and entered into a supplemental indenture amending and supplementing the 8.75% APL Senior Notes Indenture. APL also issued a notice to redeem all the 8.75% APL Senior Notes not purchased in connection with the tender offer.

On March 12, 2013, APL paid $105.6 million to redeem the remaining $97.3 million outstanding 8.75% APL Senior Notes including a $6.3 million premium and $2.0 million in accrued interest. APL funded the redemption with a portion of the net proceeds from the issuance of the 5.875% APL Senior Notes.

Acquisition of Gas Gathering Systems and Related Assets. On January 7, 2013, APL paid $6.0 million for the first of two contingent payments related to the acquisition of a gas gathering system and related assets in February 2012. APL agreed to pay up to an additional $12.0 million, payable in two equal amounts, if certain volumes were achieved on the acquired gathering system within specified periods of time. Sufficient volumes were achieved in December 2012 to meet the required volumes for the first contingent payment.

Atlas Resource

Senior Notes. On January 23, 2013, ARP issued $275.0 million of 7.75% senior unsecured notes due January 15, 2021 (“7.75% ARP Senior Notes”) in a private placement transaction at par. ARP used the net proceeds of approximately $267.9 million, net of underwriting fees and other offering costs of $7.1 million, to repay all of the indebtedness and accrued interest outstanding under its term loan credit facility and a portion of the amounts outstanding under its revolving credit facility (see “Credit Facilities”). Under the terms of ARP’s revolving credit facility, the borrowing base was reduced by 15% of the 7.75% ARP Senior Notes to $368.8 million. In connection with the retirement of ARP’s term loan credit facility and the reduction in its revolving credit facility borrowing base, ARP accelerated $3.2 million of amortization expense related to deferred financing costs in January 2013. The indenture governing the 7.75% ARP Senior Notes contains covenants, including limitations of ARP’s ability to incur certain liens, incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase, or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of ARP’s assets.

In connection with the issuance of the 7.75% ARP Senior Notes, ARP entered into registration rights agreements, whereby it agreed to (a) file an exchange offer registration statement with the SEC to exchange the privately issued notes for registered notes, and (b) cause the exchange offer to be consummated by January 23, 2014. If ARP does not meet the aforementioned deadline, the 7.75% ARP Senior Notes will be subject to additional interest, up to 1% per annum, until such time that ARP causes the exchange offer to be consummated.

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

Natural Gas Liquids. NGLs are extracted from the natural gas stream by processing and fractionation plants enabling the remaining “dry” gas (low Btu content) to meet pipeline specifications for transport to end users or marketers operating on the receiving pipeline. The resulting dry natural gas is sold as mentioned above and ARP’s NGLs are generally priced using the Mont Belvieu (TX) regional processing hub. The cost to process and fractionate the NGLs from the gas stream is typically either a volumetric fee for the gas and liquids processed or a volumetric retention by the processing and fractionation facility. ARP does not have delivery commitments for fixed and determinable quantities of NGLs in any future periods under existing contracts or agreements.

Investment Partnerships. ARP generally funds a portion of its drilling activities through sponsorship of tax-advantaged investment drilling partnerships (“Drilling Partnerships”). In addition to providing capital for its drilling activities, ARP’s Drilling Partnerships are a source of fee-based revenues, which are not directly dependent on commodity prices. As managing general partner of the Drilling Partnerships, ARP receives the following fees:

•	Well construction and completion. For each well that is drilled by a Drilling Partnership, ARP receives a 15% to 18% mark-up on those costs incurred to drill and complete the well;

•

Administration and oversight. For each well drilled by a Drilling Partnership, ARP receives a fixed fee between $15,000 and $400,000, depending on the type of well drilled. Additionally, the partnership pays ARP a monthly per well administrative fee of $75 for the life of the well. Because ARP coinvests in the partnerships, the net fee that it receives is reduced by ARP’s proportionate interest in the well;

•

Well services. Each Drilling Partnership pays ARP a monthly per well operating fee, currently $100 to $2,000, for the life of the well. Because ARP coinvests in the partnerships, the net fee that it receives is reduced by ARP’s proportionate interest in the wells; and

•

Gathering. Each royalty owner, partnership and certain other working interest owners pay ARP a gathering fee, which in general is equivalent to the fees ARP remits. In Appalachia, a majority of ARP’s Drilling Partnership wells are subject to a gathering agreement, whereby ARP remits a gathering fee of 16%. However, based on the respective Drilling Partnership agreements, ARP charges its Drilling Partnership wells a 13% gathering fee. As a result, some of ARP’s gathering expenses within its partnership management segment, specifically those in the Appalachian Basin, will generally exceed the revenues collected from in Drilling Partnerships by approximately 3%.

Atlas Pipeline

APL’s principal revenue is generated from the gathering and sale of natural gas, NGLs and condensate. Variables that affect its revenue are:

•

the volumes of natural gas APL gathers and processes, which in turn, depend upon the number of wells connected to its gathering systems, the amount of natural gas they produce, and the demand for natural gas, NGLs and condensate;

•

the price of the natural gas APL gathers, processes and treats, and the NGLs and condensate it recovers and sells, which is a function of the relevant supply and demand in the mid-continent and northeastern areas of the United States;

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

As a result of APL’s Percentage of Proceeds (“POP”) and Keep-Whole contracts, its results of operations and financial condition substantially depend upon the price of natural gas, NGL and crude oil. APL management believes future natural gas prices will be influenced by supply deliverability, the severity of winter and summer weather and the level of United States economic growth. Based on historical trends, APL management generally expects NGL prices to follow changes in crude oil prices over the long term, which management believes will in large part be determined by the level of production from major crude oil exporting countries and the demand generated by growth in the world economy. However, energy market uncertainty has negatively impacted North American drilling activity in the past. Lower drilling levels and shut-in wells over a sustained period would have a negative effect on natural gas volumes gathered, processed and treated.

RESULTS OF OPERATIONS

Gas and Oil Production

Production Profile. At March 31, 2013, our consolidated gas and oil production revenues and expenses consist solely of ARP’s gas and oil production activities. Currently, ARP has focused its natural gas, crude oil and NGL production operations in various shale plays throughout the United States. ARP has certain agreements which restrict its ability to drill additional wells in certain areas of Pennsylvania, New York and West Virginia, including portions of the Marcellus Shale, which will expire on February 17, 2014. Through March 31, 2013, ARP has established production positions in the following operating areas:

•

the Barnett Shale and Marble Falls play in the Fort Worth Basin in northern Texas, a hydro-carbon producing shale in which ARP established a position following its acquisitions of assets from Carrizo Oil & Gas, Inc. (NASDAQ: CRZO; “Carrizo”), Titan Operating, LLC (“Titan”) and DTE Energy Company (NYSE: DTE; “DTE”) during 2012;

•

the Appalachia basin, including the Marcellus Shale, a rich, organic shale that generally contains dry, pipeline-quality natural gas, and the Utica Shale, which lies several thousand feet below the Marcellus Shale, is much thicker than the Marcellus Shale and trends primarily towards wet natural gas in the central region and dry gas in the eastern region;

•	the Mississippi Lime and Hunton plays in northwestern Oklahoma, an oil and NGL-rich area; and

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

The following table presents the number of wells ARP drilled, both gross and for its interest, and the number of gross wells it turned in line during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Gross wells drilled:
Appalachia	—	9
Barnett/Marble Falls	14	—
Mississippi Lime/Hunton	5	—
Niobrara	—	51

Total	19	60

Our share of gross wells drilled(1):
Appalachia	—	2
Barnett/Marble Falls	13	—
Mississippi Lime/Hunton	4	—
Niobrara	—	34

Total	17	36

Gross wells turned in line:
Appalachia	1	18
Barnett/Marble Falls	27	—
Mississippi Lime/Hunton	1	—
Chattanooga	—	3
Niobrara	—	49

Total	29	70

(1)	Includes (i) ARP’s percentage interest in the wells in which it has a direct ownership interest and (ii) ARP’s percentage interest in the wells based on its percentage ownership in its Drilling Partnerships.

Production Volumes. The following table presents ARP’s total net natural gas, crude oil, and NGL production volumes and production per day for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Production:(1)(2)
Appalachia:(3)
Natural gas (MMcf)	2,841	2,726
Oil (000’s Bbls)	25	26
Natural gas liquids (000’s Bbls)	—	3

Total (MMcfe)	2,992	2,899

Barnett/Marble Falls:
Natural gas (MMcf)	5,946	—
Oil (000’s Bbls)	70	—
Natural gas liquids (000’s Bbls)	230	—

Total (MMcfe)	7,748	—

Mississippi Lime/Hunton:
Natural gas (MMcf)	428	—
Oil (000’s Bbls)	3	—
Natural gas liquids (000’s Bbls)	22	—

Total (MMcfe)	575	—

Other Operating Areas:(3)
Natural gas (MMcf)	437	464
Oil (000’s Bbls)	1	2
Natural gas liquids (000’s Bbls)	35	36

Total (MMcfe)	658	688

Total:
Natural gas (MMcf)	9,653	3,190
Oil (000’s Bbls)	99	28
Natural gas liquids (000’s Bbls)	288	38

Total (MMcfe)	11,974	3,587

Production per day:(1)(2)
Appalachia:(3)
Natural gas (Mcfd)	31,568	29,960
Oil (Bpd)	278	287
Natural gas liquids (Bpd)	2	30

Total (Mcfed)	33,244	31,862

Barnett/Marble Falls:
Natural gas (Mcfd)	66,069	—
Oil (Bpd)	780	—
Natural gas liquids (Bpd)	2,557	—

Total (Mcfed)	86,092	—

Mississippi Lime/Hunton:
Natural gas (Mcfd)	4,757	—
Oil (Bpd)	29	—
Natural gas liquids (Bpd)	243	—

Total (Mcfed)	6,393	—

Other Operating Areas:(3)
Natural gas (Mcfd)	4,861	5,100
Oil (Bpd)	14	18
Natural gas liquids (Bpd)	394	392

Total (Mcfed)	7,311	7,558

Total:
Natural gas (Mcfd)	107,255	35,060
Oil (Bpd)	1,101	305
Natural gas liquids (Bpd)	3,197	422

Total (Mcfed)	133,039	39,420

(1)

Production quantities consist of the sum of (i) ARP’s proportionate share of production from wells in which ARP has a direct interest, based on its proportionate net revenue interest in such wells, and (ii) ARP’s proportionate share of production from wells owned by the Drilling Partnerships in which it has an interest, based on ARP’s equity interest in each such partnership and based on each partnership’s proportionate net revenue interest in these wells.

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

Production Revenues, Prices and Costs. ARP’s production revenues and estimated gas and oil reserves are substantially dependent on prevailing market prices for natural gas, which comprised 79% of ARP’s proved reserves on an energy equivalent basis at December 31, 2012. The following table presents ARP’s production revenues and average sales prices for its natural gas, oil, and natural gas liquids production for the three months ended March 31, 2013 and 2012, along with ARP’s average production costs, taxes, and transportation and compression costs in each of the reported periods:

	Three Months Ended March 31,
	2013	2012
Production revenues (in thousands):
Appalachia:(1)
Natural gas revenue	$8,274	$10,969
Oil revenue	2,178	2,632
Natural gas liquids revenue	7	152

Total revenues	$10,459	$13,753

Barnett/Marble Falls:
Natural gas revenue	$17,452	$—
Oil revenue	6,279	—
Natural gas liquids revenue	6,261	—

Total revenues	$29,992	$—

Mississippi Lime/Hunton:
Natural gas revenue	$1,740	$—
Oil revenue	240	—
Natural gas liquids revenue	879	—

Total revenues	$2,859	$—

Other Operating Areas:(2)
Natural gas revenue	$1,590	$1,730
Oil revenue	109	155
Natural gas liquids revenue	1,055	1,526

Total revenues	$2,754	$3,411

Total:
Natural gas revenue	$29,056	$12,699
Oil revenue	8,806	2,787
Natural gas liquids revenue	8,202	1,678

Total revenues	$46,064	$17,164

Average sales price:
Natural gas (per Mcf):(3)
Total realized price, after hedge(4)	$3.33	$4.33
Total realized price, before hedge(4)	$2.90	$2.88
Oil (per Bbl):(3)
Total realized price, after hedge	$88.89	$100.41
Total realized price, before hedge	$90.80	$100.41

Natural gas liquids (per Bbl) total realized price:(3)	$28.51	$43.73

Production costs (per Mcfe):(3)
Appalachia:(1)
Lease operating expenses(5)	$1.14	$1.13
Production taxes	0.09	0.12
Transportation and compression	0.45	0.34

	$1.68	$1.59

Barnett/Marble Falls:
Lease operating expenses	$0.91	$—
Production taxes	0.27	—
Transportation and compression	0.05	—

	$1.24	$—

Mississippi Lime/Hunton:
Lease operating expenses	$1.30	$—
Production taxes	0.28	—
Transportation and compression	—	—

	$1.58	$—

Other Operating Areas:(2)
Lease operating expenses	$0.59	$0.72
Production taxes	0.11	0.05
Transportation and compression	0.18	0.16

	$0.87	$0.94

Total:
Lease operating expenses(5)	$0.97	$1.05
Production taxes	0.22	0.11
Transportation and compression	0.16	0.30

	$1.35	$1.46

(1)	Appalachia includes ARP’s operations located in Pennsylvania, Ohio, New York and West Virginia.
(2)	Other operating areas include ARP’s production located in the Chattanooga, New Albany/Antrim and Niobrara Shales.
(3)	“Mcf” represents thousand cubic feet; “Mcfe” represents thousand cubic feet equivalents; and “Bbl” represents barrels.
(4)

Excludes the impact of subordination of ARP’s production revenue to investor partners within its Drilling Partnerships for the three months ended March 31, 2013 and 2012. Including the effect of this subordination, the average realized gas sales price was $3.01 per Mcf ($2.59 per Mcf before the effects of financial hedging), and $3.98 per Mcf ($2.53 per Mcf before the effects of financial hedging) for the three months ended March 31, 2013 and 2012, respectively.

(5)

Excludes the effects of ARP’s proportionate share of lease operating expenses associated with subordination of its production revenue to investor partners within its Drilling Partnerships for the three months ended March 31, 2013 and 2012. Including the effects of these costs, Appalachia lease operating expenses per Mcfe were $0.84 per Mcfe ($1.37 per Mcfe for total production costs) and $0.87 per Mcfe ($1.33 per Mcfe for total production costs) for the three months ended March 31, 2013 and 2012, respectively. Including the effects of these costs, total lease operating expenses per Mcfe were $0.90 per Mcfe ($1.27 per Mcfe for total production costs) and $0.84 per Mcfe ($1.26 per Mcfe for total production costs) for the three months ended March 31, 2013 and 2012, respectively.

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012. Total natural gas revenues were $29.1 million for the three months ended March 31, 2013, an increase of $16.4 million from $12.7 million for the three months ended March 31, 2012. This increase consisted of a $17.5 million increase attributable to natural gas revenue associated with the newly acquired Barnett Shale/Marble Falls assets and a $1.7 million increase attributable to natural gas revenue associated with the newly acquired Mississippi Lime/Hunton assets, partially offset by a $1.9 million increase in gas revenues subordinated to the investor partners within ARP’s Drilling Partnerships and a $1.2 million decrease attributable to lower realized natural gas prices for production volume on ARP’s legacy systems. Total oil revenues were $8.8 million for the three months ended March 31, 2013, an increase of $6.0 million from $2.8 million for the comparable prior year period due to a $6.3 million increase attributable to oil revenue associated with the newly acquired Barnett Shale/Marble Falls assets, partially offset by a $0.5 million decrease attributable to lower production volume and realized prices on ARP’s legacy systems during the current year period. Total natural gas liquids revenues were $8.2 million for the three months ended March 31, 2013, an increase of $6.5 million from $1.7 million for the comparable prior year period. This increase is primarily attributable to $6.3 million of NGL revenue associated with the newly acquired Barnett Shale/Marble Falls assets.

Appalachia production costs were $4.1 million for the three months ended March 31, 2013, an increase of $0.2 million from $3.9 million for the three months ended March 31, 2012. This increase was due to a $0.4 million increase in transportation and other costs, partially offset by a $0.2 million increase in ARP’s credit received against lease operating expenses pertaining to the subordination of ARP’s revenue within its Drilling Partnerships. Production costs associated with ARP’s 2012 acquisitions in the Barnett Shale/Marble Falls and Mississippi Lime/Hunton plays were $10.5 million for the three months ended March 31, 2013. Production costs associated with our other operating areas were $0.6 million for the three months ended March 31, 2013, which were comparable with the three months ended March 31, 2012.

Well Construction and Completion

Drilling Program Results. At March 31, 2013, our consolidated well construction and completion revenues and expenses consist solely of ARP’s activities. The number of wells ARP drills will vary within ARP’s partnership management segment depending on the amount of capital it raises through its Drilling Partnerships, the cost of each well, the depth or type of each well, the estimated recoverable reserves attributable to each well and accessibility to the well site. The following table presents the amounts of drilling partnership investor capital raised and deployed (in thousands), as well as the number of gross and net development wells ARP drilled for its Drilling Partnerships during the three months ended March 31, 2013 and 2012. There were no exploratory wells drilled during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Drilling partnership investor capital:
Raised	$—	$—
Deployed	$56,478	$43,719

Gross partnership wells drilled:
Appalachia	—	9
Mississippi Lime/Hunton	1	—
Niobrara	—	51

Total	1	60

Net partnership wells drilled:
Appalachia	—	9
Mississippi Lime/Hunton	1	—
Niobrara	—	51

Total	1	60

Well construction and completion revenues and costs and expenses incurred represent the billings and costs associated with the completion of wells for Drilling Partnerships ARP sponsors. The following table sets forth information relating to these revenues and the related costs and number of net wells associated with these revenues during the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Average construction and completion:
Revenue per well	$6,700	$688
Cost per well	5,826	593

Gross profit per well	$874	$95

Gross profit margin	$7,366	$6,024

Partnership net wells associated with revenue recognized(1):
Appalachia	5	8
Mississippi Lime/Hunton	3	—
Chattanooga	—	1
Niobrara	—	55

Total	8	64

(1)	Consists of Drilling Partnership net wells for which well construction and completion revenue was recognized on a percentage of completion basis.

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012. ARP’s well construction and completion segment margin was $7.4 million for the three months ended March 31, 2013, an increase of $1.4 million from $6.0 million for the three months ended March 31, 2012. This increase consisted of a $6.6 million increase associated with higher gross profit margin per well, partially offset by a $5.2 million decrease related to a lower number of wells recognized for revenue within ARP’s Drilling Partnerships. Average revenue and cost per well increased between periods due primarily to higher capital deployed for Marcellus and Utica Shale wells within the Drilling Partnerships during the three months ended March 31, 2013 compared with the prior year period. Since ARP’s drilling contracts with the Drilling Partnerships are on a “cost-plus” basis, an increase or decrease in ARP’s average cost per well also results in a proportionate increase or decrease in its average revenue per well, which directly affects the number of wells ARP drills.

Our consolidated balance sheet at March 31, 2013 includes $10.8 million of “liabilities associated with drilling contracts” for funds raised by ARP’s Drilling Partnerships that have not been applied to the completion of wells due to the timing of drilling operations, and thus had not been recognized as well construction and completion revenue on our consolidated statements of operations. ARP expects to recognize this amount as revenue during the remainder of 2013.

Administration and Oversight

At March 31, 2013, our consolidated administration and oversight revenues and expenses consist solely of ARP’s activities. Administration and oversight fee revenues represent supervision and administrative fees earned for the drilling and subsequent ongoing management of wells for ARP’s Drilling Partnerships. Typically, ARP receives a lower administration and oversight fee related to shallow, vertical wells it drills within the Drilling Partnerships, such as those in the Niobrara Shale, as compared to deep, horizontal wells, such as those drilled in the Marcellus and Utica Shales.

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012. Administration and oversight fee revenues were $1.1 million for the three months ended March 31, 2013, a decrease of $1.7 million from $2.8 million for the three months ended March 31, 2012. This decrease was due to a decrease in the number of wells drilled during the current year period in comparison to the prior year period.

Well Services

At March 31, 2013, our consolidated well services revenues and expenses consist solely of ARP’s activities. Well services revenue and expenses represent the monthly operating fees ARP charges and the work ARP’s service company performs, including work performed for ARP’s Drilling Partnership wells during the drilling and completing phase as well as ongoing maintenance of these wells and other wells for which ARP serves as operator.

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012. Well services revenues were $4.8 million for the three months ended March 31, 2013, a decrease of $0.2 million from $5.0 million for the three months ended March 31, 2012. Well services expenses were $2.3 million for the three months ended March 31, 2013, a decrease of $0.1 million from $2.4 million for the three months ended March 31, 2012. The decrease in well services revenue is primarily related to lower equipment rental revenue during the three months ended March 31, 2013 as compared with the comparable prior year period.

Gathering and Processing

Gathering and processing margin includes the gathering and processing fees and related expenses for APL and ARP. The following table presents ARP’s and APL’s gathering and processing revenues and expenses for each of the respective periods:

	Three Months Ended March 31,
Gathering and Processing:	2013	2012
Atlas Resource:
Revenue	$3,585	$3,314
Expense	(4,342)	(4,595)

Gross Margin	$(757)	$(1,281)

Atlas Pipeline:
Revenue	$416,502	$301,827
Expense	(347,399)	(247,250)

Gross Margin	$69,103	$54,577

Total:
Revenue	$420,087	$305,141
Expense	(351,741)	(251,845)

Gross Margin	$68,346	$53,296

The following table presents APL’s production volumes per day and average sales prices for its natural gas, oil, and natural gas liquids production for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Pricing: (1)
Average sales price:
Natural gas sales ($/Mcf)	$3.17	$2.54
NGL sales ($/gallon)	$0.84	$1.03
Condensate sales ($/barrel)	$86.00	$97.44

Volumes: (1)
Gathered gas volume (Mcfd)	1,187,438	678,985
Processed gas volume (Mcfd)	1,032,865	632,713
Residue gas volume (Mcfd)	916,667	512,297
NGL volume (Bpd)	84,048	60,806
Condensate volume (Bpd)	3,565	2,908

(1)	“Mcf” represents thousand cubic feet; “Mcfd” represents thousand cubic feet per day; “Bpd” represents barrels per day.

Generally, ARP charges a gathering fee to its Drilling Partnership wells equivalent to the fees it remits. In Appalachia, a majority of ARP’s Drilling Partnership wells are subject to a gathering agreement, whereby ARP remits a gathering fee of 16%. However, based on the respective Drilling Partnership agreements, ARP charges its Drilling Partnership wells a 13% gathering fee. As a result, some of ARP’s gathering expenses within its partnership management segment, specifically those in the Appalachian Basin, will generally exceed the revenues collected from the Drilling Partnerships by approximately 3%.

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012. ARP’s net gathering and processing expense for the three months ended March 31, 2013 was $0.8 million, a decrease of $0.5 million, compared with $1.3 million for the three months ended March 31, 2012. This favorable decrease was principally due to a decrease in ARP’s average realized natural gas price on production volume within the Appalachian Basin between the periods.

Gathering and processing margin for APL was $69.1 million for the three months ended March 31, 2013 compared with $54.6 million for the three months ended March 31, 2012. This increase was due principally to higher production volumes, including the new volumes from the Arkoma system due to the acquisition of assets from Cardinal Midstream, LLC (the “Cardinal Acquisition”), partially offset by lower commodity prices.

Gain (Loss) on Mark-to-Market Derivatives

Gain (loss) on mark-to-market derivatives principally reflects the change in fair value of APL’s commodity derivatives that will settle in future periods, as APL does not apply hedge accounting to its derivatives. While APL utilizes either quoted market prices or observable market data to calculate the fair value of its natural gas and crude oil derivatives, valuations of APL’s NGL fixed price swaps are based on a forward price curve modeled on a regression analysis of quoted price curves for NGLs for similar geographic locations, and valuations of its NGL options are based on forward price curves developed by third-party financial institutions. The use of unobservable market data for APL’s fixed price swaps and NGL options has no impact on the settlement of these derivatives. However, a change in management’s estimated fair values for these derivatives could impact our net income, though it would have no impact on our liquidity or capital resources. We recognized a loss of $2.4 million and $7.1 million for the three months ended March 31, 2013 and 2012, respectively, for APL’s mark-to-market loss on derivatives valued upon unobservable inputs.

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012. Loss on mark-to-market derivatives was $12.1 million for the three months ended March 31, 2013 as compared with $12.0 million for the three months ended March 31, 2012. This unfavorable movement was primarily due to a $2.4 million unfavorable variance in non-cash mark-to-market adjustments on APL’s commodity derivatives in the current period compared to the prior period, offset by a $2.4 million favorable movement in realized settlements on net cash derivative expense related to APL’s commodity derivatives, mainly as a result of lower NGL prices.

Other, Net

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012. Other revenue for the three months ended March 31, 2013 was $5.7 million as compared with $2.8 million for the comparable prior year period. This increase was primarily due to a $1.1 million increase in APL’s income from equity investments due to increased revenues from its 20% ownership interest in West Texas LPG primarily related to tariff rate increases, a $1.0 million favorable settlement of business interruption insurance related to a loss of revenue in APL’s WestOK system in May 2011 due to storm damage, and $1.0 million premium amortization associated with ARP’s derivative contracts for production volumes related to wells acquired from Carrizo in the prior year period.

OTHER COSTS AND EXPENSES

General and Administrative Expenses

The following table presents our general and administrative expenses and those attributable to ARP and APL for each of the respective periods (in thousands):

	Three Months Ended March 31,
	2013	2012
General and Administrative expenses:
Atlas Energy	$8,763	$15,561
Atlas Resource	17,567	11,742
Atlas Pipeline	14,328	9,945

Total	$40,658	$37,248

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012. Total general and administrative expenses increased to $40.7 million for the three months ended March 31, 2013 compared with $37.2 million for the three months ended March 31, 2012. Our $8.8 million of general and administrative expenses for the three months ended March 31, 2013 represents a $6.8 million decrease from the comparable prior year period, which was primarily related to a $6.4 million decrease in non-recurring transaction costs and a $1.7 million decrease in other corporate activities, partially offset by a $1.0 million increase in non-cash compensation expense. ARP’s $17.6 million of general and administrative expenses for the three months ended March 31, 2013 represents a $5.9 million increase from the comparable period primarily due to a $4.2 million increase in non-cash compensation expense, a $1.3 million increase in non-recurring transaction costs related to ARP’s acquisitions of assets from Carrizo, Titan and DTE and a $0.4 million unfavorable movement related to a decrease in net reimbursements received under ARP’s transition services agreement with Chevron Corporation, which expired during the first quarter of 2012. APL’s $14.3 million of general and administrative expense for the three months ended March 31, 2013 represents an increase of $4.4 million from the comparable prior year period, which was principally due to a $3.4 million increase of non-cash compensation expense and a $0.5 million increase in costs related to APL’s acquisition of Cardinal.

Depreciation, Depletion and Amortization

The following table presents depreciation, depletion and amortization expense that was attributable to us, ARP and APL for each of the respective periods (in thousands):

	Three Months Ended March 31,
	2013	2012
Depreciation, depletion and amortization:
Atlas Resource	$21,208	$9,108
Atlas Pipeline	30,458	20,842

Total	$51,666	$29,950

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012. Total depreciation, depletion and amortization increased to $51.7 million for the three months ended March 31, 2013 compared with $30.0 million for the comparable prior year period, which was due to a $12.1 million increase in ARP’s depletion expense resulting from the acquisitions it consummated during 2012 and a $9.6 million increase in its depreciation expenses, due to APL’s expansion capital expenditures incurred subsequent to March 31, 2012. The following table presents ARP’s depletion expense per Mcfe for its operations for the respective periods (in thousands, except per Mcfe data):

	Three Months Ended March 31,
	2013	2012
Depletion expense:
Total	$19,696	$7,568
Depletion expense as a percentage of gas and oil production revenue	43%	44%

Depletion per Mcfe	$1.64	$2.11

Depletion expense varies from period to period and is directly affected by changes in ARP’s gas and oil reserve quantities, production levels, product prices and changes in the depletable cost basis of ARP’s gas and oil properties. For the three months ended March 31, 2013, depletion expense was $19.7 million, an increase of $12.1 million compared with $7.6 million for the three months ended March 31, 2012. ARP’s depletion expense of gas and oil properties as a percentage of gas and oil revenues decreased slightly to 43% for the three months ended March 31, 2013, compared with 44% for the three months ended March 31, 2012, which was primarily due to an increase in volumes as a result of ARP’s acquisitions in 2012, partially offset by a decrease in realized natural gas prices between the periods. Depletion expense per Mcfe was $1.64 for the three months ended March 31, 2013, a decrease of $0.47 per Mcfe from $2.11 per Mcfe for the three months ended March 31, 2012, which was primarily related to lower depletion expense per Mcfe for the assets acquired during 2012 and the addition of reserves for its recent Marcellus Shale wells, which began production during the year ended December 31, 2012. Depletion expense increased between periods principally due to an overall increase in production volume.

Loss on Asset Sales and Disposals

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012. During the three months ended March 31, 2013 and 2012, ARP recognized a loss on asset sales and disposals of $0.7 million and $7.0 million, respectively. The $0.7 million loss on asset disposal for the three months ended March 31, 2013 pertained to management’s decision not to drill wells on leasehold property that expired in the New Albany and Chattanooga Shales during the period. During the three months ended March 31, 2012, ARP recognized a $7.0 million loss on asset sales and disposal related to its decision to terminate a farm-out agreement with a third party for well drilling in the South Knox area of the New Albany Shale that was originally entered into in 2010. The farm-out agreement contained certain well drilling milestones which needed to be met in order for ARP to maintain ownership of the South Knox processing plant. During 2012, ARP management decided not to continue progressing towards these milestones due to the current natural gas price environment. As a result, ARP forfeited its interest in the processing plant and recorded a loss related to the net book value of the assets during the three months ended March 31, 2012.

Interest Expense

The following table presents our interest expense and that which was attributable to ARP and APL for each of the respective periods:

	Three Months Ended March 31,
	2013	2012
Interest Expense:
Atlas Energy	$235	$233
Atlas Resource	6,889	150
Atlas Pipeline	18,686	8,708

Total	$25,810	$9,091

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012. Total interest expense increased to $25.8 million for the three months ended March 31, 2013 as compared with $9.1 million for the three months ended March 31, 2012. This $16.7 million increase was due to a $10.0 million increase related to APL and a $6.7 million increase related to ARP. The $6.7 million increase in ARP’s interest expense was primarily associated with a $4.0 million increase associated with ARP’s issuance of $275.0 million of 7.75% ARP Senior Notes in January 2013, a $4.4 million increase in the amortization of deferred financing costs, and a $1.4 million increase associated with the outstanding borrowings under ARP’s revolving credit facility and term loan credit facility, partially offset by interest capitalized on ARP’s ongoing capital projects. The amortization of deferred financing costs during the three months ended March 31, 2013 includes $3.2 million of accelerated amortization related to the retirement of ARP’s term loan credit facility and the reduction in its revolving credit facility borrowing base subsequent to ARP’s issuance of the 7.75% ARP Senior Notes. The $10.0 million increase in interest expense for APL was primarily due to an $8.2 million increase in interest expense associated with the 6.625% APL Senior Notes and a $5.3 million increase in interest expense associated with the $650.0 million 5.875% APL Senior Notes, partially offset by a $3.6 million decrease in interest expense associated with the 8.75% APL Senior Notes. The increase in the interest on the 6.625% APL Senior Notes and the 5.875% APL Senior Notes is due to their issuance in September 2012 and February 2013, respectively. The decrease in the interest for the 8.75% APL Senior Notes is due to their redemption in March 2013 (see “APL Senior Notes”).

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt for the three months ended March 31, 2013 represented $17.5 million premiums paid, an $8.0 million consent payment made with respect to the extinguishment and a $5.3 million write off of deferred financing costs, partially offset by a $4.2 million recognition of unamortized premium related to the redemption of the APL 8.75% APL Senior Notes (see “APL Senior Notes”).

(Income) Loss Attributable to Non-Controlling Interests

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012. Loss attributable to non-controlling interests was $29.1 million for the three months ended March 31, 2013 as compared with income of $3.4 million for the comparable prior year period. (Income) loss attributable to non-controlling interests includes an allocation of APL’s and ARP’s net income to non-controlling interest holders. The decrease between the three months ended March 31, 2013 and the prior year comparable period was primarily due to the decrease in APL’s net earnings between periods as well as ARP’s net loss for the three months ended March 31, 2013.

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

Atlas Resource. ARP’s primary sources of liquidity are cash generated from operations, capital raised through Drilling Partnerships, and borrowings under its credit facility (see “Credit Facilities”). ARP’s primary cash requirements, in addition to normal operating expenses, are for debt service, capital expenditures, and quarterly distributions to its unitholders and us as general partner. In general, ARP expects to fund:

•	cash distributions and maintenance capital expenditures through existing cash and cash flows from operating activities;

•	expansion capital expenditures and working capital deficits through cash generated from operations, additional borrowings and capital raised through Drilling Partnerships; and

•	debt principal payments through additional borrowings as they become due or by the issuance of additional common units or asset sales.

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

Cash Flows – Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012

Net cash used in operating activities of $21.8 million for the three months ended March 31, 2013 represented an unfavorable movement of $17.3 million from net cash used in operating activities of $4.5 million for the comparable prior year period. The $17.3 million unfavorable movement was derived principally from a $30.6 million unfavorable movement in working capital and a $21.5 million unfavorable movement in distributions paid to non-controlling interests, partially offset by a $34.8 million favorable movement in net loss excluding non-cash items. The movement in working capital was due to a $23.9 million unfavorable movement in accounts payable and accrued liabilities, primarily due to the timing of ARP’s and APL’s respective capital programs and a $6.7 million unfavorable movement in accounts receivable, prepaid expenses and other current assets. The movement in cash distributions to non-controlling interest holders was due principally to increases in cash distributions of ARP and APL. The non-cash charges which primarily impacted net income included a $36.0 million increase in non-cash expenses, including depreciation, depletion and amortization, amortization of deferred financing costs and compensation expense, a $26.6 million favorable movement in loss on early extinguishment of debt and a $6.1 million favorable movement in non-cash loss on derivatives, partially offset by a $26.6 million increase in net loss and a $6.3 million unfavorable movement in loss on asset sales and disposal.

Net cash used in investing activities of $168.5 million for the three months ended March 31, 2013 represented an unfavorable movement of $50.2 million from net cash used in investing activities of $118.3 million for the comparable prior year period. This unfavorable movement was principally due to a $66.9 million unfavorable movement in capital expenditures, partially offset by a $17.2 million favorable movement in APL’s net cash paid for acquisitions. See further discussion of capital expenditures under “Capital Requirements”.

Net cash provided by financing activities of $164.9 million for the three months ended March 31, 2013 represented a favorable movement of $74.1 million from net cash provided by financing activities of $90.8 million for the comparable prior year period. This movement was principally due to a $905.0 million favorable movement in net proceeds from the issuance of ARP’s and APL’s long-term debt, a $63.5 million favorable movement in ARP’s and APL’s borrowings under their respective revolving credit facilities and a $14.1 million favorable movement in net proceeds from APL’s issuance of common limited partner units, partially offset by a $512.4 million unfavorable movement in repayments of ARP’s revolving and term loan credit facilities and APL’s revolving credit facility, a $365.8 million unfavorable movement in repayments of APL’s long-term debt, a $25.6 million unfavorable movement in payments of premium on the retirement of APL’s long-term debt, a $3.1 million unfavorable movement in distributions paid to our common limited partners and a $1.6 million unfavorable movement in deferred financing costs associated with revolving credit facilities and other. The gross amount of borrowings and repayments under the revolving credit facilities included within net cash provided by financing activities in the consolidated statements of cash flows, which are generally in excess of net borrowings or repayments during the period or at period end, reflect the timing of cash receipts, which generally occur at specific intervals during the period and are utilized to reduce borrowings under the revolving credit facilities, and payments, which generally occur throughout the period and increase borrowings under the revolving credit facilities for each of ARP and APL, which is generally common practice for their industries.

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

The following table summarizes consolidated maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Three Months Ended March 31,
	2013	2012
Atlas Resource
Maintenance capital expenditures	$4,000	$1,750
Expansion capital expenditures	54,487	17,208

Total	$58,487	$18,958

Atlas Pipeline
Maintenance capital expenditures	$3,855	$4,510
Expansion capital expenditures	104,661	76,657

Total	$108,516	$81,167

Consolidated
Maintenance capital expenditures	$7,855	$6,260
Expansion capital expenditures	159,148	93,865

Total	$167,003	$100,125

Atlas Resource Partners. During the three months ended March 31, 2013, ARP’s $58.5 million of total capital expenditures consisted primarily of $36.5 million for wells drilled exclusively for its own account compared with no such expenditure for the comparable prior year period, $11.6 million of investments in its Drilling Partnerships compared with $13.1 million for the prior year comparable period, $4.3 million of leasehold acquisition costs compared with $4.0 million for the prior year comparable period and $5.3 million of corporate and other costs compared with $1.6 million for the prior year comparable period, which primarily related to an increase in capitalized interest expense. Capital expenditures related ARP’s investments in its Drilling Partnerships are generally incurred in the period subsequent to the period in which the funds were raised.

ARP continuously evaluates acquisitions of gas and oil assets. In order to make any acquisitions in the future, ARP believes it will be required to access outside capital either through debt or equity placements or through joint venture operations with other energy companies. There can be no assurance that ARP will be successful in its efforts to obtain outside capital.

Atlas Pipeline Partners. APL’s capital expenditures increased to $108.5 million for the three months ended March 31, 2013 compared with $81.2 million for the comparable prior year period. The increase was primarily due to the construction of the Driver Plant within WestTX.

As of March 31, 2013, ARP and APL are committed to expending approximately $80.6 million on drilling and completion expenditures, pipeline extensions, compressor station upgrades and processing facility upgrades.

OFF BALANCE SHEET ARRANGEMENTS

As of March 31, 2013, our off-balance sheet arrangements were limited to ARP’s letters of credit outstanding of $0.6 million, APL’s letters of credit outstanding of $0.1 million and ARP’s and APL’s commitments to spend $80.6 million related to ARP’s drilling and completion expenditures, and ARP’s and APL’s other capital expenditures.

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

CREDIT FACILITIES

In May 2012, we entered into a credit facility with a syndicate of banks that matures in May 2016. On March 1, 2013, we amended our credit facility to increase our maximum lender commitments to $100.0 million, of which $5.0 million may be in the form of standby letters of credit. At March 31, 2013, $10.0 million was outstanding under the credit facility. Our obligations under the credit facility are secured by substantially all of our assets, including our ownership interests in APL and ARP. Additionally, our obligations under the credit facility may be guaranteed by future subsidiaries. At our election, interest on borrowings under the credit facility is determined by either LIBOR plus an applicable margin of between 3.50% and 4.50% per annum or the base rate plus an applicable margin of between 2.50% and 3.50% per annum. The applicable margin will fluctuate based on the utilization of the facility. We are required to pay a fee between 0.5% and 0.625% per annum on the unused portion of the borrowing base, which is included within interest expense on our consolidated statement of operations. At March 31, 2013, the weighted average interest rate on outstanding credit facility borrowings was 3.7%.

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

At March 31, 2013, we have not guaranteed any of ARP’s or APL’s debt obligations.

Atlas Resource

At March 31, 2013, ARP had a senior secured revolving credit facility with a syndicate of banks with a borrowing base of $368.8 million with $145.0 million outstanding, which is scheduled to mature in March 2016. In January 2013, ARP repaid in full its $75.4 million term loan, which was scheduled to mature in May 2014, with proceeds from its issuance of 7.75% ARP Senior Notes. Up to $20.0 million of the revolving credit facility may be in the form of standby letters of credit, of which $0.6 million was outstanding at March 31, 2013. ARP’s obligations under the facility are secured by mortgages on its oil and gas properties and first priority security interests in substantially all of its assets. Additionally, obligations under the facility are guaranteed by substantially all of ARP’s subsidiaries. Borrowings under the credit facility bear interest, at

ARP’s election, at either LIBOR plus an applicable margin between 2.00% and 3.25% per annum or the base rate (which is the higher of the bank’s prime rate, the Federal funds rate plus 0.5% or one-month LIBOR plus 1.00%) plus an applicable margin between 1.00% and 2.25% per annum. ARP is also required to pay a fee of 0.5% per annum on the unused portion of the borrowing base, which is included within interest expense on the our consolidated statements of operations. At March 31, 2013, the weighted average interest rate was 2.5%.

The revolving credit agreement contains customary covenants that limit ARP’s ability to incur additional indebtedness, grant liens, make loans or investments, make distributions if a borrowing base deficiency or default exists or would result from the distribution, merger or consolidation with other persons, or engage in certain asset dispositions including a sale of all or substantially all of its assets. ARP was in compliance with these covenants as of March 31, 2013. The credit agreement also requires ARP to maintain a ratio of Total Funded Debt (as defined in the credit agreement) to four quarters (actual or annualized, as applicable) of EBITDA (as defined in the credit agreement) not greater than 4.25 to 1.0 as of the last day of any fiscal quarter, a ratio of current assets (as defined in the credit agreement) to current liabilities (as defined in the credit agreement) of not less than 1.0 to 1.0 as of the last day of any fiscal quarter, and a ratio of four quarters (actual or annualized, as applicable) of EBITDA to Consolidated Interest Expense (as defined in the credit agreement) of not less than 2.5 to 1.0 as of the last day of any fiscal quarter.

Atlas Pipeline

At March 31, 2013, APL had a $600.0 million senior secured revolving credit facility with a syndicate of banks, which matures in May 2017, of which $154.5 million was outstanding. Borrowings under APL’s credit facility bear interest, at APL’s option, at either (i) the higher of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) three-month LIBOR plus 1.00%, or (ii) the LIBOR rate for the applicable period (each plus the applicable margin). The weighted average interest rate on APL’s outstanding revolving credit facility borrowings at March 31, 2013 was 2.5%. Up to $50.0 million of the credit facility may be utilized for letters of credit, of which $0.1 million was outstanding at March 31, 2013. These outstanding letter of credit amounts were not reflected as borrowings on our consolidated balance sheet at March 31, 2013. At March 31, 2013, APL had $495.4 million of remaining committed capacity under its credit facility, subject to covenant limitations. We have not guaranteed any of the obligations under APL’s senior secured revolving credit facility.

Borrowings under APL’s credit facility are secured by (i) a lien on and security interest in all of APL’s property and that of its subsidiaries, except for the assets owned by the West OK and West TX entities, in which APL has 95% interests, and Centrahoma Processing, LLC (“Centrahoma”), in which APL has a 60% interest; and their respective subsidiaries; and (ii) the guarantee of each of APL’s consolidated subsidiaries other than the joint venture companies. The revolving credit facility contains customary covenants, including requirements that APL maintain certain financial thresholds and restrictions on its ability to (i) incur additional indebtedness, (ii) make certain acquisitions, loans or investments, (iii) make distribution payments to its unitholders if an event of default exists, or (iv) enter into a merger or sale of assets, including the sale or transfer of interests in its subsidiaries. APL is also unable to borrow under its credit facility to pay distributions of available cash to unitholders because such borrowings would not constitute “working capital borrowings” pursuant to its partnership agreement.

ATLAS RESOURCE SECURED HEDGE FACILITY

At March 31, 2013, ARP had a secured hedge facility agreement with a syndicate of banks under which certain Drilling Partnerships have the ability to enter into derivative contracts to manage their exposure to commodity price movements. Under ARP’s revolving credit facility, ARP is required to utilize this secured hedge facility for future commodity risk management activity for its equity production volumes within the participating Drilling Partnerships. ARP, as general partner of the Drilling Partnerships, administers the commodity price risk management activity for the Drilling Partnerships under the secured hedge facility and guarantee their obligations under it. Before executing any hedge transaction, a participating Drilling Partnership is required to, among other things, provide mortgages on its oil and gas properties and first priority security interests in substantially all of its assets to the collateral agent for the benefit of the counterparties. The secured hedge facility agreement contains covenants that limit each of the participating Drilling Partnership’s ability to incur indebtedness, grant liens, make loans or investments, make distributions if a default under the secured hedge facility agreement exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions including a sale of all or substantially all of its assets.

In addition, it will be an event of default under ARP’s revolving credit facility if ARP, as general partner of the Drilling Partnerships, breaches an obligation governed by the secured hedge facility and the effect of such breach is to cause amounts owing under swap agreements governed by the secured hedge facility to become immediately due and payable.

SENIOR NOTES

Atlas Resource

On January 23, 2013, ARP issued $275.0 million of 7.75% ARP Senior Notes in a private placement transaction at par. ARP used the net proceeds of approximately $267.9 million, net of underwriting fees and other offering costs of $7.1 million, to repay all of the indebtedness and accrued interest outstanding under its term loan credit facility and a portion of the amounts outstanding under its revolving credit facility (see “Credit Facilities”). Under the terms of ARP’s revolving credit facility, the borrowing base was reduced by 15% of the 7.75% ARP Senior Notes to $368.8 million. Interest on the 7.75% ARP Senior Notes is payable semi-annually on January 15 and July 15. At any time prior to January 15, 2016, the 7.75% ARP Senior Notes are redeemable up to 35% of the outstanding principal amount with the net cash proceeds of equity offerings at the redemption price of 107.75%. The 7.75% ARP Senior Notes are also subject to repurchase at a price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a change of control. At any time prior to January 15, 2017, the 7.75% ARP Senior Notes are redeemable, in whole or in part, at a “make whole” redemption price as defined in the governing indenture, plus accrued and unpaid interest and additional interest, if any. On and after January 15, 2017, the 7.75% ARP Senior Notes are redeemable, in whole or in part, at a redemption price of 103.875%, decreasing to 101.938% on January 15, 2018 and 100% on January 15, 2019. The indenture governing the 7.75% ARP Senior Notes contains covenants, including limitations of ARP’s ability to incur certain liens, incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase, or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of ARP’s assets.

In connection with the issuance of the 7.75% ARP Senior Notes, ARP entered into registration rights agreements, whereby it agreed to (a) file an exchange offer registration statement with the SEC to exchange the privately issued notes for registered notes, and (b) cause the exchange offer to be consummated by January 23, 2014. If ARP does not meet the aforementioned deadline, the 7.75% ARP Senior Notes will be subject to additional interest, up to 1% per annum, until such time that ARP causes the exchange offer to be consummated.

Atlas Pipeline

At March 31, 2013, APL had $500.0 million principal outstanding of 6.625% APL Senior Notes which are unsecured notes due October 1, 2020 (“6.625% APL Senior Notes”) and $650.0 million principal outstanding of 5.875% APL Senior Notes (collectively, the “APL Senior Notes”).

The 6.625% APL Senior Notes were presented combined with a net $5.1 million unamortized premium as of March 31, 2013. Interest on the 6.625% APL Senior Notes is payable semi-annually in arrears on April 1 and October 1. The 6.625% APL Senior Notes are redeemable at any time after October 1, 2016, at certain redemption prices, together with accrued and unpaid interest to the date of redemption.

In connection with the issuance of the 6.625% APL Senior Notes, APL entered into registration rights agreements, whereby it agreed to (a) file an exchange offer registration statement with the SEC to exchange the privately issued 6.625% APL Senior Notes for registered notes, and (b) cause the exchange offer to be consummated by September 23, 2013 in the case of the 6.625% APL Senior Notes issued in September 2012, or by December 15, 2013, in the case of the 6.625% APL Senior Notes issued in December 2012. If APL does not meet the aforementioned deadlines, the 6.625% APL Senior Notes will be subject to additional interest, up to 1% per annum, until such time APL consummates the exchange offer. On April 12, 2013, APL filed an amendment to its registration statement with the SEC in satisfaction of the registration requirements of the registration rights agreement, and the registration statement was declared effective by the SEC on April 12, 2013.

On February 11, 2013, APL issued $650.0 million of 5.875% APL Senior Notes in a private placement transaction. The 5.875% APL Senior Notes were issued at par. APL received net proceeds of $637.1 million after underwriting commissions and other transaction costs and utilized the proceeds to redeem the 8.75% APL Senior Notes and repay a portion of its outstanding indebtedness under its revolving credit facility. Interest on the 5.875% APL Senior Notes is payable semi-annually in arrears on February 1 and August 1. The 5.875% APL Senior Notes are redeemable any time after February 1, 2018, at certain redemption prices, together with accrued and unpaid interest to the date of redemption.

In connection with the issuance of the 5.875% APL Senior Notes, APL entered into registration rights agreements, whereby it agreed to (a) file an exchange offer registration statement with the SEC to exchange the privately issued 5.875% APL Senior Notes for registered notes, and (b) cause the exchange offer to be consummated by February 6, 2014. If APL does not meet the aforementioned deadline, the 5.875% APL Senior Notes will be subject to additional interest, up to 1% per annum, until such time that APL causes the exchange offer to be consummated.

On January 28, 2013, APL commenced a cash tender offer for any and all of its outstanding $365.8 million 8.75% APL Senior Notes, excluding unamortized premium, and a solicitation of consents to eliminate most of the restrictive covenants and certain of the events of default contained in the 8.75% APL Senior Notes Indenture. Approximately $268.4 million aggregate principal amount of the 8.75% APL Senior Notes were validly tendered as of the expiration date of the consent solicitation. In February 2013, APL accepted for purchase all 8.75% APL Senior Notes validly tendered as of the expiration of the consent solicitation and paid $291.4 million to redeem the $268.4 million principal plus $11.2 million premium, $3.7 million accrued interest and $8.0 million consent payment. APL entered into a supplemental indenture amending and supplementing the 8.75% APL Senior Notes Indenture. APL also issued a notice to redeem all the 8.75% APL Senior Notes not purchased in connection with the tender offer.

On March 12, 2013, APL paid $105.6 million to redeem the remaining $97.3 million outstanding 8.75% APL Senior Notes plus a $6.3 million premium and $2.0 million in accrued interest. APL funded the redemption with a portion of the net proceeds from the issuance of the 5.875% APL Senior Notes. For the three months ended March 31, 2013, APL recognized a loss of $26.6 million within loss on early extinguishment of debt on our consolidated statements of operations, related to the redemption of the 8.75% APL Senior Notes. The loss includes $17.5 million premiums paid, $8.0 million consent payment, and a $5.3 million write-off of deferred financing costs, partially offset by $4.2 million of unamortized premium recognized.

The APL Senior Notes are subject to repurchase by APL at a price equal to 101% of their principal amount, plus accrued and unpaid interest, upon a change of control or upon certain asset sales if APL does not reinvest the net proceeds within 360 days. The APL Senior Notes are junior in right of payment to APL’s secured debt, including its obligations under its revolving credit facility.

Indentures governing the APL Senior Notes contain covenants, including limitations on APL’s ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all its assets. APL was in compliance with these covenants as of March 31, 2013.

ISSUANCE OF UNITS

We recognize gains on ARP’s and APL’s equity transactions as credits to partners’ capital on our consolidated balance sheets rather than as income on our consolidated statements of operations. These gains represent our portion of the excess net offering price per unit of each of ARP’s and APL’s common units over the book carrying amount per unit.

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

Atlas Pipeline Partners

APL has an equity distribution program with Citigroup Global Markets, Inc. (“Citigroup”). Pursuant to this program, APL may offer and sell from time to time through Citigroup, as its sales agent, common units having an aggregate value of up to $150.0 million. Subject to the terms and conditions of the equity distribution agreement, Citigroup will not be required to sell any specific number or dollar amount of the common units, but will use its reasonable efforts, consistent with its normal trading and sales practices, to sell such units. Such sales will be at market prices prevailing at the time of the sale. There will be no specific date on which the offering will end; there will be no minimum purchase requirements; and there will be no arrangements to place the proceeds of the offering in an escrow, trust or similar account. Under the terms of the equity distribution agreement, APL also may sell common units to Citigroup as principal for its own account at a price agreed upon at the time of the sale. APL intends to use the net proceeds from any such offering for general partnership purposes, which may include, among other things, repayment of indebtedness, acquisitions, capital expenditures and additions to working capital. During the three months ended March 31, 2013, APL issued 447,785 common units under the equity distribution program for net proceeds of $14.1 million, net of $0.3 million in commission paid to Citigroup. APL also received a capital contribution from us of $0.3 million to maintain our 2.0% general partner interest in APL. The net proceeds from the common unit offering were utilized for general partnership purposes. As of March 31, 2013, APL had $126.3 million remaining capacity under the equity distribution program.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires making estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenue and expenses during the reporting period. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our financial position, results of operations or cash flows. Significant items that are subject to such estimates and assumptions include revenue and expense accruals, depletion, depreciation and amortization, asset impairment, fair value of derivative instruments, the probability of forecasted transactions and the allocation of purchase price to the fair value of assets acquired. A discussion of the significant accounting policies we have adopted and followed in the preparation of our consolidated financial statements was included in our Annual Report on Form 10-K for the year ended December 31, 2012, and we summarize our significant accounting policies within our consolidated financial statements included in Note 2 under “Item 1: Financial Statements” included in this report. The critical accounting policies and estimates we have identified are discussed below.

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

Long-lived assets, other than goodwill and intangibles with infinite lives, generally consist of natural gas and oil properties and pipeline, processing and compression facilities and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. A long-lived asset, other than goodwill and intangibles with infinite lives, is considered to be impaired when the undiscounted net cash flows expected to be generated by the asset are less than its carrying amount. The undiscounted net cash flows expected to be generated by the asset are based upon our estimates that rely on various assumptions, including natural gas and oil prices, production and operating expenses. Any significant variance in these assumptions could materially affect the estimated net cash flows expected to be generated by the asset. As discussed in “General Trends and Outlook”, recent increases in natural gas drilling has driven an increase in the supply of natural gas and put a downward pressure on domestic prices. Further declines in natural gas prices may result in additional impairment charges in future periods.

There were no impairments of proved or unproved gas and oil properties recorded by ARP for the three months ended March 31, 2013 and 2012. During the year ended December 31, 2012, ARP recognized $9.5 million of asset impairments related to gas and oil properties within property, plant and equipment on our consolidated balance sheet for shallow natural gas wells in the Antrim and Niobrara Shales. These impairments related to the carrying amount of these gas and oil properties being in excess of ARP’s estimate of their fair values at December 31, 2012. The estimate of fair value of these gas and oil properties was impacted by, among other factors, the deterioration of natural gas prices at the date of measurement.

Events or changes in circumstances that would indicate the need for impairment testing include, among other factors: operating losses; unused capacity; market value declines; technological developments resulting in obsolescence; changes in demand for products manufactured by others utilizing our services or for our products; changes in competition and competitive practices; uncertainties associated with the United States and world economies; changes in the expected level of environmental capital, operating or remediation expenditures; and changes in governmental regulations or actions. Additional factors impacting the economic viability of long-lived assets are discussed under “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Goodwill and Intangibles with Infinite Lives. Goodwill and intangibles with infinite lives must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the related asset might be impaired. An impairment loss should be recognized if the carrying value of an entity’s reporting units exceeds its estimated fair value.

There were no goodwill impairments recognized by us during the three months ended March 31, 2013 and 2012.

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

Of the $11.5 million and $51.3 million of net derivative assets at March 31, 2013 and December 31, 2012, respectively, APL had net derivative assets of $16.5 million and $23.1 million at March 31, 2013 and December 31, 2012, respectively, that were classified as Level 3 fair value measurements which rely on subjective forward developed price curves. Holding all other variables constant, a 10% change in the price APL utilized in calculating the fair value of derivatives at March 31, 2013 would have resulted in a $1.4 million non-cash change, excluding the effect of non-controlling interests, to net income for the three months ended March 31, 2013.

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

During the year ended December 31, 2012, ARP completed the acquisitions of certain oil and gas assets from Carrizo and reserves and associated assets from Titan and DTE, and APL completed the Cardinal acquisition. The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair values of natural gas and oil properties were measured using a discounted cash flow model, which considered the estimated remaining lives of the wells based on reserve estimates, future operating and development costs of the assets, as well as the respective natural gas, oil and natural gas liquids forward price curves. The fair values of the asset retirement obligations were measured under ARP’s existing methodology for recognizing an estimated liability for the plugging and abandonment of its gas and oil wells (see “Item 1: Financial Statements – Note 7”). These inputs require significant judgments and estimates by ARP’s and APL’s management at the time of the valuation and are subject to change.

Reserve Estimates

Our estimates of ARP’s proved natural gas and oil reserves and future net revenues from them are based upon reserve analyses that rely upon various assumptions, including those required by the SEC, as to natural gas and oil prices, drilling and operating expenses, capital expenditures and availability of funds. The accuracy of these reserve estimates is a function of many factors including the following: the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions and the judgments of the individuals preparing the estimates. As discussed in “Item 2: Properties” of our Annual Report on Form 10-K for the year ended December 31, 2012, ARP engaged Wright and Company, Inc., an independent third-party reserve engineer, to prepare a report of its proved reserves.

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

Atlas Pipeline

APL performs ongoing analysis of asset removal and site restoration costs that it may be required to perform under law or contract once an asset has been permanently taken out of service. APL has property, plant and equipment at locations owned by APL and at sites leased or under right of way agreements. APL is under no contractual obligation to remove the assets at locations it owns. In evaluating its asset retirement obligation, APL reviews its lease agreements, right of way agreements, easements and permits to determine which agreements, if any, require an asset removal and restoration obligation. Determination of the amounts to be recognized is based upon numerous estimates and assumptions, including expected settlement dates, future retirement costs, future inflation rates and the credit-adjusted-risk-free interest rates. However, APL was not able to reasonably measure the fair value of the asset retirement obligation as of March 31, 2013 and December 31, 2012 because the settlement dates were indeterminable. Any cost incurred in the future to remove assets and restore sites will be expensed as incurred.

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

We and our subsidiaries are exposed to various market risks, principally fluctuating interest rates and changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We and our subsidiaries manage these risks through regular operating and financing activities and periodic use of derivative financial instruments such as forward contracts and interest rate cap and swap agreements. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on March 31, 2013. Only the potential impact of hypothetical assumptions was analyzed. The analysis does not consider other possible effects that could impact our and our subsidiaries’ business.

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

Interest Rate Risk. At March 31, 2013, we had $10.0 million of outstanding borrowings under our credit facility, ARP had $145.0 million of outstanding borrowings under its revolving credit facility and APL had $154.5 million of outstanding borrowings under its senior secured revolving credit facility. Holding all other variables constant, a hypothetical 100 basis-point or 1% change in variable interest rates would change our consolidated interest expense for the twelve-month period ending March 31, 2014 by $3.1 million, excluding the effect of non-controlling interests.

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

Holding all other variables constant, including the effect of commodity derivatives, a 10% change in average commodity prices would result in a change to our consolidated operating income for the twelve-month period ending March 31, 2014 of approximately $1.8 million, net of non-controlling interests.

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

At March 31, 2013, ARP had the following commodity derivatives:

Natural Gas Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(MMBtu)(1)	(per MMBtu)(1)
2013	21,532,300	$3.823
2014	30,153,000	$4.142
2015	22,314,500	$4.243
2016	17,906,300	$4.391
2017	11,400,000	$4.620

Natural Gas Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap
		(MMBtu)(1)	(per MMBtu)(1)
2013	Puts purchased	4,140,000	$4.395
2013	Calls sold	4,140,000	$5.443
2014	Puts purchased	3,840,000	$4.221
2014	Calls sold	3,840,000	$5.120
2015	Puts purchased	3,480,000	$4.234
2015	Calls sold	3,480,000	$5.129

Natural Gas Put Options

Production Period Ending December 31,	Option Type	Volumes	Average Fixed Price
		(MMBtu)(1)	(per MMBtu)(1)
2013	Puts purchased	2,130,000	$3.450
2014	Puts purchased	1,800,000	$3.800
2015	Puts purchased	1,440,000	$4.000
2016	Puts purchased	1,440,000	$4.150

Natural Gas Liquids Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Bbl)(1)	(per Bbl)(1)
2013	137,500	$92.694
2014	123,000	$91.414
2015	96,000	$88.550
2016	60,000	$85.920

Crude Oil Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Bbl)(1)	(per Bbl)(1)
2013	322,000	$92.476
2014	396,000	$91.783
2015	411,000	$88.030
2016	129,000	$86.211
2017	36,000	$84.600

Crude Oil Costless Collars

Production Period Ending December 31,			Option Type	Volumes	Average Floor and Cap
				(Bbl)(1)	(per Bbl)(1)
2013			Puts purchased	50,000	$90.000
2013			Calls sold	50,000	$116.396
2014			Puts purchased	41,160	$84.169
2014			Calls sold	41,160	$113.308
2015			Puts purchased	29,250	$83.846
2015			Calls sold	29,250	$110.654
(1) “MMBtu” represents million British Thermal Units; “Bbl” represents barrels. As of March 31, 2013, APL had the following commodity derivatives: Fixed Price Swaps

Production Period	Purchased/ Sold		Commodity	Volumes(2)	Average Fixed Price

Natural Gas
2013	Sold		Natural Gas	3,130,000	$3.607
2014	Sold		Natural Gas	12,000,000	$3.963
2015	Sold		Natural Gas	12,100,000	$4.212
2016	Sold		Natural Gas	1,200,000	$4.403

Natural Gas Liquids
2013	Sold		Natural Gas Liquids	41,454,000	$1.267
2014	Sold		Natural Gas Liquids	46,746,000	$1.220
2015	Sold		Natural Gas Liquids	23,688,000	$1.110

Crude Oil
2013	Sold		Crude Oil	252,000	$97.053
2014	Sold		Crude Oil	303,000	$92.383

Options

Production Period	Purchased/ Sold	Type	Commodity	Volumes(2)	Average Strike Price

Natural Gas
2013	Purchased	Put	Natural Gas	600,000	$4.125

Natural Gas Liquids
2013	Purchased	Put	Natural Gas Liquids	32,508,000	$1.879

Crude Oil
2013	Purchased	Put	Crude Oil	216,000	$100.100
2014	Purchased	Put	Crude Oil	388,500	$95.239
2015	Purchased	Put	Crude Oil	270,000	$89.175

(1)	Volumes for natural gas are stated in MMBtu’s. Volumes for NGL are stated in gallons. Volumes for crude oil are stated in barrels.

ITEM 4:	CONTROLS AND PROCEDURES

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

Under the supervision of our general partner’s Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1:	LEGAL PROCEEDINGS

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

ITEM 6:	EXHIBITS

Exhibit No.	Description

3.1(a)	Certificate of Limited Partnership of Atlas Pipeline Holdings, L.P.(1)

3.1(b)	Certificate of Amendment of Limited Partnership of Atlas Pipeline Holdings, L.P.(13)

3.1(c)	Amendment to Certificate of Limited Partnership of Atlas Energy, L.P.(5)

3.2(a)	Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Holdings, L.P.(13)

3.2(b)	Amendment No. 1 to Second Amended and Restated Limited Partnership Agreement of Atlas Pipeline Holdings, L.P.(13)

3.2(c)	Amendment No. 2 to Second Amended and Restated Limited Partnership Agreement of Atlas Energy, L.P.(5)

4.1	Specimen Certificate Representing Common Units(1)

10.1	Second Amended and Restated Limited Liability Company Agreement of Atlas Pipeline Holdings GP, LLC.(13)

10.2	Amended and Restated Limited Liability Company Agreement of Atlas Pipeline Partners GP, LLC(1)

10.3(a)	Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(1)

10.3(b)	Amendment No. 2 to Second Amendment and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(4)

10.3(c)	Amendment No. 3 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(6)

10.3(d)	Amendment No. 4 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(6)

10.3(e)	Amendment No. 5 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(6)

10.3(f)	Amendment No. 6 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(7)

10.3(g)	Amendment No. 7 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(8)

10.3(h)	Amendment No. 8 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(9)

10.3(i)	Amendment No. 9 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(14)

10.3(j)	Amendment No. 10 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(39)

Exhibit No.	Description

10.4	Amended and Restated Limited Liability Company Agreement of Atlas Resource Partners GP, LLC(33)

10.5(a)	Amended and Restated Limited Partnership Agreement of Atlas Resource Partners, L.P.(28)

10.5(b)	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Atlas Resource Partners, L.P. dated as of July 25, 2012(17)

10.6(a)	Long-Term Incentive Plan(6)

10.6(b)	Amendment No. 1 to Long-Term Incentive Plan(15)

10.7	Form of Phantom Grant under 2006 Long-Term Incentive Plan

10.8	2010 Long-Term Incentive Plan(16)

10.9	Form of Phantom Unit Grant under 2010 Long-Term Incentive Plan(32)

10.10	Form of Stock Option Grant under 2010 Long-Term Incentive Plan(32)

10.11(a)	Amended and Restated Credit Agreement, dated July 27, 2007, amended and restated as of December 22, 2010, among Atlas Pipeline Partners, L.P., the guarantors therein, Wells Fargo Bank, National Association, and other banks party thereto(23)

10.11(b)	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of April 19, 2011(25)

10.11(c)	Incremental Joinder Agreement to the Amended and Restated Credit Agreement, dated as of July 8, 2011(26)

10.11(d)	Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of May 31, 2012(18)

10.11(e)	Amendment No. 3 to the Amended and Restated Credit Agreement(34)

10.11(f)	Amendment No. 4 to the Amended and Restated Credit Agreement(11)

10.12	Pennsylvania Operating Services Agreement dated as of February 17, 2011 between Atlas Energy, Inc., Atlas Pipeline Holdings, L.P. and Atlas Resources, LLC. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission.(12)

10.13(a)	Base Contract for Sale and Purchase of Natural Gas dated as of November 8, 2010 between Chevron Natural Gas, a division of Chevron U.S.A. Inc. and Atlas Resources, LLC, Viking Resources, LLC, and Resource Energy, LLC. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission.(12)

10.13(b)	Amendment No. 1 to the Base Contract for Sale and Purchase of Natural Gas dated as of November 8, 2010 between Chevron Natural Gas, a division of Chevron U.S.A. Inc. and Atlas Resources, LLC, Viking Resources, LLC, and Resource Energy, LLC, dated as of January 6, 2011.(12)

Exhibit No.	Description

10.13(c)	Amendment No. 2 to the Base Contract for Sale and Purchase of Natural Gas dated as of November 8, 2010 between Chevron Natural Gas, a division of Chevron U.S.A. Inc. and Atlas Resources, LLC, Viking Resources, LLC, and Resource Energy, LLC, dated as of February 2, 2011. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission.(12)

10.14	Transaction Confirmation, Supply Contract No. 0001, under Base Contract for Sale and Purchase of Natural Gas dated as of November 8, 2010 between Chevron Natural Gas, a division of Chevron U.S.A. Inc. and Atlas Resources, LLC, Viking Resources, LLC, and Resource Energy, LLC, dated February 17, 2011. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission.(12)

10.15	Gas Gathering Agreement for Natural Gas on the Legacy Appalachian System dated as of June 1, 2009 between Laurel Mountain Midstream, LLC and Atlas America, LLC, Atlas Energy Resources, LLC, Atlas Energy Operating Company, LLC, Atlas Noble, LLC, Resource Energy, LLC, Viking Resources, LLC, Atlas Pipeline Partners, L.P. and Atlas Pipeline Operating Partnership, L.P. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission.(12)

10.16	Gas Gathering Agreement for Natural Gas on the Expansion Appalachian System dated as of June 1, 2009 between Laurel Mountain Midstream, LLC and Atlas America, LLC, Atlas Energy Resources, LLC, Atlas Energy Operating Company, LLC, Atlas Noble, LLC, Resource Energy, LLC, Viking Resources, LLC, Atlas Pipeline Partners, L.P. and Atlas Pipeline Operating Partnership, L.P. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission.(12)

10.17	Employment Agreement between Atlas Energy, L.P. and Edward E. Cohen dated as of May 13, 2011(12)

10.18	Employment Agreement between Atlas Energy, L.P. and Jonathan Z. Cohen dated as of May 13, 2011(12)

10.19	Employment Agreement between Atlas Energy, L.P. and Eugene N. Dubay dated as of November 4, 2011(21)

10.20	Employment Agreement between Atlas Energy, L.P. and Matthew A. Jones dated as of November 4, 2011(32)

10.21	Employment Agreement between Atlas Energy, L.P., Atlas Pipeline Partners, L.P. and Patrick J. McDonie dated as of July 3, 2012(35)

10.22	Letter Agreement, by and between Atlas Pipeline Partners, L.P. and Atlas Pipeline Holdings, L.P., dated November 8, 2010(21)

10.23	Non-Competition and Non-Solicitation Agreement, by and between Chevron Corporation and Edward E. Cohen, dated as of November 8, 2010(22)

10.24	Non-Competition and Non-Solicitation Agreement, by and between Chevron Corporation and Jonathan Z. Cohen, dated as of November 8, 2010(22)

10.25(a)	Credit Agreement, dated as of March 5, 2012, among Atlas Resource Partners, L.P. and Wells Fargo Bank, N.A., as administrative agent for the Lenders(30)

10.25(b)	First Amendment to Credit Agreement, dated as of April 30, 2012, between Atlas Resource Partners, L.P. and Wells Fargo Bank, N.A., as administrative agent for the Lenders(31)

Exhibit No.	Description

10.25(c)	Second Amendment to Amended and Restated Credit Agreement, dated as of July 26, 2012, between Atlas Resource Partners, L.P. and Wells Fargo Bank, N.A., as administrative agent for the Lenders(17)

10.25(d)	Third Amendment to Amended and Restated Credit Agreement dated as of December 20, 2012(36)

10.25(e)	Fourth Amendment to Amended and Restated Credit Agreement dated as of January 11, 2013(37)

10.26	Secured Hedge Facility Agreement dated as of March 5, 2012 among Atlas Resources, LLC, the participating partnerships from time to time party thereto, the hedge providers from time to time party thereto and Wells Fargo Bank, N.A., as collateral agent for the hedge providers(30)

10.27	Atlas Resource Partners, L.P. 2012 Long-Term Incentive Plan(28)

10.28	Atlas Pipeline Partners, L.P. Long-Term Incentive Plan(27)

10.29	Atlas Pipeline Partners, L.P. Amended and Restated 2010 Long-Term Incentive Plan(20)

10.30(a)	Credit Agreement, dated as of May 16, 2012, among Atlas Energy, L.P. and Wells Fargo Bank, N.A., as administrative agent for the Lenders(2)

10.30(b)	First Amendment to Credit Agreement and First Amendment to Guaranty Agreement dated as of March 1, 2013(3)

10.31	Registration Rights Agreement, dated as of April 30, 2012, among Atlas Resource Partners, L.P. and the various parties listed therein(31)

10.32	Registration Rights Agreement, dated as of July 25, 2012, among Atlas Resource Partners, L.P. and the various parties listed therein(17)

10.33	Registration Rights Agreement, dated as of May 16, 2012, between Atlas Resource Partners, L.P., Wells Fargo Bank, National Association and the lenders named in the Credit Agreement dated May 16, 2012 by and among Atlas Energy, L.P. and the lenders named therein(40)

10.34	Second Lien Credit Agreement, dated as of December 20, 2012, by and among Atlas Resource Partners, L.P., the lenders party thereto and Wells Fargo Energy Capital, Inc. as administrative agent for the lenders(36)

10.35	Registration Rights Agreement, dated as of January 23, 2013 among Atlas Energy Holdings Operating Company, LLC, Atlas Resource Finance Corporation and the initial purchasers named therein(10)

10.36	Registration Rights Agreement, dated May 16, 2012, between Atlas Pipeline Partners, L.P., Wells Fargo Bank, National Association and the lenders named in the Credit Agreement dated May 16, 2012 by and among Atlas Energy, L.P. and the lenders named therein(35)

10.37	Registration Rights Agreement, dated September 28, 2012, by and among Atlas Pipeline Partners, L.P., Atlas Pipeline Finance Corporation, the subsidiaries named therein, and the initial purchasers listed therein(41)

10.38	Registration Rights Agreement, dated December 20, 2012, by and among Atlas Pipeline Partners, L.P., Atlas Pipeline Finance Corporation, the subsidiaries named therein, and the initial purchasers listed therein(42)

Exhibit No.	Description

10.39	Equity Distribution Agreement dated November 5, 2012, by and between Atlas Pipeline Partners, L.P. and Citigroup Global Markets Inc.(43)

10.40	Purchase and Sale Agreement, dated as of April 16, 2013, among TEAK Midstream Holdings, LLC, TEAK Midstream, L.L.C. and Atlas Pipeline Mid-Continent Holdings, LLC. The schedules to the Purchase and Sale Agreement have been omitted pursuant to Item 601(b) of Registration S-K. A copy of the omitted schedules will be furnished to the U.S. Securities and Exchange Commission supplementally upon request(29)

10.41	Registration Rights Agreement, dated February 11, 2013, by and among Atlas Pipeline Partners, L.P., Atlas Pipeline Finance Corporation, the subsidiaries named therein, and the initial purchasers listed therein(38)

10.42	Class D Preferred Unit Purchase Agreement, dated as of April 16, 2013, among Atlas Pipeline Partners, L.P. and the various purchasers party thereto(29)

10.43	Registration Rights Agreement, dated May 7, 2013, by and among Atlas Pipeline Partners, L.P. and the purchasers named therein(39)

10.44	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional, and Other Special Rights and Qualifications, Limitations and Restrictions Thereof, dated as of May 7, 2013(39)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification

31.2	Rule 13(a)-14(a)/14(d)-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	XBRL Instance Document(45)

101.SCH	XBRL Schema Document(45)

101.CAL	XBRL Calculation Linkbase Document(45)

101.LAB	XBRL Label Linkbase Document(45)

101.PRE	XBRL Presentation Linkbase Document(45)

101.DEF	XBRL Definition Linkbase Document(45)

(1)	Previously filed as an exhibit to the registration statement on Form S-1 (File No. 333-130999).
(2)	Previously filed as an exhibit to current report on Form 8-K filed May 21, 2012.
(3)	Previously filed as an exhibit to current report on Form 8-K filed on March 4, 2013.
(4)	Previously filed as an exhibit to current report on Form 8-K filed July 30, 2007.
(5)	Previously filed as an exhibit to current report on Form 8-K filed December 13, 2011.
(6)	Previously filed as an exhibit to annual report on Form 10-K for the year ended December 31, 2008.
(7)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended March 31, 2009.
(8)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on April 2, 2010.
(9)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on July 7, 2010.
(10)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on January 25, 2013.
(11)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on April 23, 2013.

(12)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended March 31, 2011.
(13)	Previously filed as an exhibit to current report on Form 8-K filed on February 24, 2011.
(14)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on December 13, 2011.
(15)	Previously filed as an exhibit to annual report on Form 10-K for the year ended December 31, 2010.
(16)	Previously filed as an exhibit to current report on Form 8-K filed on November 12, 2010.
(17)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on July 26, 2012.
(18)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on May 31, 2012.
(19)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on September 1, 2010.
(20)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s quarterly report on Form 10-Q filed on March 31, 2011.
(21)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended September 30, 2011.
(22)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended March 31, 2011.
(23)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on December 23, 2010.
(24)	Previously filed as an exhibit to current report on Form 8-K filed on March 25, 2011.
(25)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s quarterly report on Form 10-Q for the quarter ended March 31, 2011.
(26)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on July 11, 2011.
(27)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s annual report on Form 10-K for the year ended December 31, 2009.
(28)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on March 14, 2012.
(29)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on April 17, 2013.
(30)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on March 7, 2012.
(31)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on May 1, 2012.
(32)	Previously filed as an exhibit to annual report on Form 10-K for the year ended December 31, 2011.
(33)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s quarterly report on Form 10-Q for the quarter ended March 31, 2012.
(34)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on December 13, 2012.
(35)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s quarterly report on Form 10-Q for the quarter ended June 30, 2012.
(36)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on December 26, 2012.
(37)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on January 11, 2013.
(38)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on February 12, 2013.
(39)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on May 8, 2013.
(40)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s quarterly report on Form 10-Q for the quarter ended June 30, 2012.
(41)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on September 28, 2012.
(42)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on December 26, 2012.
(43)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on November 6, 2012.
(44)	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS ENERGY, L.P.
By: Atlas Energy GP, LLC, its General Partner

Date: May 9, 2013	By:	/s/ EDWARD E. COHEN
Edward E. Cohen
Chief Executive Officer and President of the General Partner

Date: May 9, 2013	By:	/s/ SEAN P. MCGRATH
Sean P. McGrath
Chief Financial Officer of the General Partner

Date: May 9, 2013	By:	/s/ JEFFREY M. SLOTTERBACK
Jeffrey M. Slotterback
Chief Accounting Officer of the General Partner