Form 10-Q
period 2013-06-30
Atlas Energy, L.P.
filed 2013-08-09
CIK 1347218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of outstanding common units of the registrant on August 5, 2013 was 51,389,574.

ATLAS ENERGY, L.P. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS ENERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$70,430	$36,780
Accounts receivable	250,755	196,249
Current portion of derivative asset	64,402	35,351
Subscriptions receivable	11,036	55,357
Prepaid expenses and other	72,595	45,255

Total current assets	469,218	368,992

Property, plant and equipment, net	4,036,187	3,502,609
Intangible assets, net	570,999	200,680
Investment in joint ventures	232,090	86,002
Goodwill, net	534,105	351,069
Long-term derivative asset	26,759	16,840
Other assets, net	92,721	71,002

	$5,962,079	$4,597,194

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current portion of long-term debt	$522	$10,835
Accounts payable	94,270	119,028
Liabilities associated with drilling contracts	—	67,293
Accrued producer liabilities	140,505	109,725
Current portion of derivative liability	167	—
Current portion of derivative payable to Drilling Partnerships	5,969	11,293
Accrued interest	35,281	11,556
Accrued well drilling and completion costs	52,425	47,637
Accrued liabilities	118,006	103,291

Total current liabilities	447,145	480,658

Long-term debt, less current portion	1,944,297	1,529,508
Long-term derivative liability	130	888
Long-term derivative payable to Drilling Partnerships	38	2,429
Deferred income taxes, net	35,513	30,258
Asset retirement obligations and other	77,890	73,605

Commitments and contingencies

Partners’ Capital:
Common limited partners’ interests	448,808	456,171
Accumulated other comprehensive income	13,927	9,699

	462,735	465,870
Non-controlling interests	2,994,331	2,013,978

Total partners’ capital	3,457,066	2,479,848

	$5,962,079	$4,597,194

See accompanying notes to consolidated financial statements.

ATLAS ENERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Gas and oil production	$47,094	$19,460	$93,158	$36,624
Well construction and completion	24,851	12,241	81,329	55,960
Gathering and processing	535,922	256,420	956,009	561,561
Administration and oversight	3,391	1,315	4,476	4,146
Well services	4,864	5,252	9,680	10,258
Gain on mark-to-market derivatives	27,107	67,847	15,024	55,812
Other, net	566	504	6,221	3,305

Total revenues	643,795	363,039	1,165,897	727,666

Costs and expenses:
Gas and oil production	19,035	4,447	34,251	8,952
Well construction and completion	21,609	10,606	70,721	48,301
Gathering and processing	453,868	213,551	805,609	465,396
Well services	2,305	2,414	4,623	4,844
General and administrative	53,874	37,607	94,532	74,855
Depreciation, depletion and amortization	68,580	32,534	120,246	62,484

Total costs and expenses	619,271	301,159	1,129,982	664,832

Operating income	24,524	61,880	35,915	62,834

Loss on asset sales and disposal	(2,191)	(16)	(2,893)	(7,021)
Interest expense	(27,531)	(10,294)	(53,341)	(19,385)
Loss on early extinguishment of debt	(19)	—	(26,601)	—

Net income (loss) before tax	(5,217)	51,570	(46,920)	36,428
Income tax benefit	28	—	37	—

Net income (loss)	(5,189)	51,570	(46,883)	36,428
Loss (income) attributable to non-controlling interests	(3,058)	(59,191)	26,040	(62,556)

Net loss attributable to common limited partners	$(8,247)	$(7,621)	$(20,843)	$(26,128)

Net loss attributable to common limited partners per unit:
Basic and Diluted	$(0.16)	$(0.15)	$(0.41)	$(0.51)

Weighted average common limited partner units outstanding:
Basic and Diluted	51,380	51,318	51,375	51,306

See accompanying notes to consolidated financial statements.

ATLAS ENERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$(5,189)	$51,570	$(46,883)	$36,428
Other comprehensive income (loss):
Changes in fair value of derivative instruments accounted for as cash flow hedges	44,381	(514)	19,437	13,655
Less: reclassification adjustment for realized gains of cash flow hedges in net income (loss)	(2,286)	(5,631)	(3,279)	(7,085)

Total other comprehensive income (loss):	42,095	(6,145)	16,158	6,570

Comprehensive income (loss):	36,906	45,425	(30,725)	42,998
Comprehensive (income) loss attributable to non-controlling interests	(29,262)	(63,760)	14,110	(76,255)

Comprehensive income (loss) attributable to common limited partners	$7,644	$(18,335)	$(16,615)	$(33,257)

See accompanying notes to consolidated financial statements.

ATLAS ENERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands, except unit data)

(Unaudited)

	Common Limited Partners’ Capital		Accumulated Other Comprehensive Income	Non-Controlling Interest	Total Partners’ Capital
	Units	Amount
Balance at January 1, 2013	51,365,582	$456,171	$9,699	$2,013,978	$2,479,848
Distributions to non-controlling interests	—	—	—	(102,673)	(102,673)
Contributions from non-controlling interests	—	—	—	4,676	4,676
Unissued common units under incentive plan	—	11,085	—	14,843	25,928
Issuance of units under incentive plans	19,234	—	—	84	84
Distributions paid to common limited partners	—	(31,338)	—	—	(31,338)
Distribution equivalent rights paid on unissued units under incentive plans	—	(1,387)	—	(2,196)	(3,583)
Atlas Pipeline Partners, L.P. purchase price allocation	—	—	—	(30,607)	(30,607)
Gain on issuance of Atlas Resource Partners, L.P.’s common units	—	25,221	—	(25,221)	—
Gain on issuance of Atlas Pipeline Partners, L.P.’s common units	—	9,899	—	(9,899)	—
Non-controlling interests’ capital contribution	—	—	—	1,145,456	1,145,456
Other comprehensive income	—	—	4,228	11,930	16,158
Net loss	—	(20,843)	—	(26,040)	(46,883)

Balance at June 30, 2013	51,384,816	$448,808	$13,927	$2,994,331	$3,457,066

See accompanying notes to consolidated financial statements.

ATLAS ENERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(46,883)	$36,428
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion and amortization	120,246	62,484
Amortization of deferred financing costs	9,228	2,954
Non-cash gain on derivative value, net	(31,118)	(61,401)
Non-cash compensation expense	26,154	15,835
Loss on asset sales and disposal	2,893	7,021
Deferred income tax benefit	(37)	—
Loss on early extinguishment of debt	26,601	—
Distributions paid to non-controlling interests	(104,869)	(54,407)
Equity income in unconsolidated companies	(1,856)	(3,330)
Distributions received from unconsolidated companies	4,329	3,992
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses and other	(18,694)	59,656
Accounts payable and accrued liabilities	(70,201)	(93,917)

Net cash used in operating activities	(84,207)	(24,685)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(345,761)	(192,040)
Net cash paid for acquisitions	(1,000,785)	(241,925)
Other	(5,190)	1,049

Net cash used in investing activities	(1,351,736)	(432,916)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	1,139,000	648,500
Repayments under credit facilities	(1,678,425)	(316,000)
Net proceeds from issuance of Atlas Pipeline Partners, L.P.’s long-term debt	1,028,449	—
Net proceeds from issuance of Atlas Resource Partners, L.P.’s long-term debt	267,811	—
Repayments of Atlas Pipeline Partners, L.P. long-term debt	(365,822)	—
Net proceeds from subsidiary equity offerings	1,145,456	119,389
Distributions paid to unitholders	(31,338)	(25,140)
APL contributions received from non-controlling interests	4,676	—
Premium paid on retirement of Atlas Pipeline Partners, L.P. long-term debt	(25,581)	—
Deferred financing costs and other	(14,633)	(13,827)

Net cash provided by financing activities	1,469,593	412,922

Net change in cash and cash equivalents	33,650	(44,679)
Cash and cash equivalents, beginning of year	36,780	77,376

Cash and cash equivalents, end of period	$70,430	$32,697

See accompanying notes to consolidated financial statements.

ATLAS ENERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Atlas Energy, L.P., (the “Partnership” or “Atlas Energy”) is a publicly-traded Delaware master limited partnership (NYSE: ATLS).

At June 30, 2013, the Partnership’s operations primarily consisted of its ownership interests in the following entities:

•

Atlas Resource Partners, L.P. (“ARP”), a publicly-traded Delaware master limited partnership (NYSE: ARP) and an independent developer and producer of natural gas, crude oil and natural gas liquids (“NGL”), with operations in basins across the United States. ARP sponsors and manages tax-advantaged investment partnerships, in which it coinvests, to finance a portion of its natural gas, crude oil and NGL production activities. At June 30, 2013, the Partnership owned 100% of the general partner Class A units, all of the incentive distribution rights, and an approximate 33.1% limited partner interest (20,962,485 common limited partner units) in ARP (see Note 18);

•

Atlas Pipeline Partners, L.P. (“APL”), a publicly-traded Delaware master limited partnership (NYSE: APL) and midstream energy service provider engaged in the gathering, processing and treating of natural gas in the mid-continent and southwestern regions of the United States; natural gas gathering services in the Appalachian Basin in the northeastern region of the United States; and NGL transportation services throughout the southwestern region of the United States. At June 30, 2013, the Partnership owned a 2.0% general partner interest, all of the incentive distribution rights, and an approximate 6.3% common limited partner interest in APL; and

•

Lightfoot Capital Partners, LP (“Lightfoot LP”) and Lightfoot Capital Partners GP, LLC (“Lightfoot GP”), the general partner of Lightfoot L.P. (collectively, “Lightfoot”), entities which incubate new master limited partnerships (“MLPs”) and invest in existing MLPs. At June 30, 2013, the Partnership had an approximate 16% general partner interest and 12% limited partner interest in Lightfoot (see Note 6).

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

The accompanying consolidated financial statements, which are unaudited except that the balance sheet at December 31, 2012 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012. Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation. Due to changes in business as a result of the formation of ARP during the year ended December 31, 2012, management of the Partnership modified its reportable operating segments. As a result, management of the Partnership reclassified the operating segment data for the three and six months ended June 30, 2012 to be consistent with the three and six months ended June 30, 2013. The results of operations for the three and six months ended June 30, 2013 may not necessarily be indicative of the results of operations for the full year ending December 31, 2013.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Combination

The consolidated financial statements include the accounts of the Partnership and its consolidated subsidiaries, all of which are wholly-owned at June 30, 2013, except for ARP and APL, which are controlled by the Partnership. Due to the structure of the Partnership’s ownership interests in ARP and APL, the Partnership consolidates the financial statements of

ARP and APL into its consolidated financial statements rather than present its ownership interest as equity investments. As such, the non-controlling interests in ARP and APL are reflected as (income) loss attributable to non-controlling interests in its consolidated statements of operations and as a component of partners’ capital on its consolidated balance sheets. All material intercompany transactions have been eliminated.

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

The natural gas industry principally conducts its business by processing actual transactions as many as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following month’s financial results. Management believes that the operating results presented for the three and six months ended June 30, 2013 and 2012 represent actual results in all material respects (see “Revenue Recognition”).

Receivables

Accounts receivable on the consolidated balance sheets consist solely of the trade accounts receivable associated with ARP’s and APL’s operations. In evaluating the realizability of its accounts receivable, management of ARP and APL performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by management’s review of ARP’s and APL’s customers’ credit information. ARP and APL extend credit on sales on an unsecured basis to many of its customers. At June 30, 2013 and December 31, 2012, ARP and APL had recorded no allowance for uncollectible accounts receivable on the Partnership’s consolidated balance sheets.

Inventory

ARP and APL had $15.4 million and $13.5 million of inventory at June 30, 2013 and December 31, 2012, respectively, which were included within prepaid expenses and other current assets on the Partnership’s consolidated balance sheets. ARP values inventories at the lower of cost or market. ARP’s inventories, which consist of materials, pipes, supplies and other inventories, were principally determined using the average cost method. APL’s crude oil and refined product inventory costs consist of APL’s natural gas liquids line fill, which represents amounts receivable for NGLs delivered to counterparties for which the counterparty will pay at a designated later period at a price determined by the then current market price.

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

Unproved properties are reviewed annually for impairment or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment charges are recorded if conditions indicate that ARP will not explore the acreage prior to expiration of the applicable leases or if it is determined that the carrying value of the properties is above their fair value. There were no impairments of unproved gas and oil properties recorded by ARP for the three and six months ended June 30, 2013 and 2012.

Proved properties are reviewed annually for impairment or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. During the year ended December 31, 2012, the Partnership recognized $9.5 million of asset impairments related to ARP’s gas and oil properties within property, plant and equipment on its consolidated balance sheet for its shallow natural gas wells in the Antrim and Niobrara Shales. These impairments related to the carrying amounts of these gas and oil properties being in excess of ARP’s estimate of their fair values at December 31, 2012. The estimate of the fair values of these gas and oil properties was impacted by, among other factors, the deterioration of natural gas prices at the date of measurement. There were no impairments of proved gas and oil properties recorded by ARP for the three and six months ended June 30, 2013 and 2012.

Capitalized Interest

ARP and APL capitalize interest on borrowed funds related to capital projects only for periods that activities are in progress to bring these projects to their intended use. The weighted average interest rates used to capitalize interest on combined borrowed funds by ARP and APL in the aggregate were 5.8% and 5.8% for the three months ended June 30, 2013 and 2012, respectively, and 6.0% and 6.2% for the six months ended June 30, 2013 and 2012, respectively. The aggregate amounts of interest capitalized by ARP and APL were $4.8 million and $2.3 million for the three months ended June 30, 2013 and 2012, respectively, and $10.7 million and $4.6 million for the six months ended June 30, 2013 and 2012, respectively.

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

The following table reflects the components of intangible assets being amortized at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012	Estimated Useful Lives In Years
Gross Carrying Amount:
Customer contracts and relationships	$726,072	$325,246	7 – 10
Partnership management and operating contracts	14,344	14,344	13

	$740,416	$339,590

Accumulated Amortization:
Customer contracts and relationships	$(156,229)	$(125,886)
Partnership management and operating contracts	(13,188)	(13,024)

	$(169,417)	$(138,910)

Net Carrying Amount:
Customer contracts and relationships	$569,843	$199,360
Partnership management and operating contracts	1,156	1,320

	$570,999	$200,680

Amortization expense on intangible assets was $22.3 million and $6.0 million for the three months ended June 30, 2013 and 2012, respectively, and $30.5 million and $11.9 million for the six months ended June 30, 2013 and 2012, respectively. Aggregate estimated annual amortization expense for all of the contracts described above for the next five years ending December 31 is as follows: 2013 – $78.5 million; 2014 – $92.3 million; 2015 – $87.0 million; 2016 – $86.7 million; and 2017 – $80.9 million.

Goodwill

At June 30, 2013, the Partnership had $534.1 million of goodwill, which consisted of $31.8 million related to prior ARP consummated acquisitions and $502.3 million related to APL’s Cardinal and TEAK acquisitions (see Note 3). At December 31, 2012, the Partnership had $351.1 million of goodwill, which consisted of $31.8 million related to prior ARP consummated acquisitions and $319.3 million related to APL’s acquisitions during the year ended December 31, 2012, of which $310.9 million related to the Cardinal acquisition (see Note 3). The change in goodwill is primarily related to an addition of $279.3 million of goodwill from the TEAK acquisition offset by a $97.2 million reduction in goodwill related to an adjustment of the fair value of assets acquired and liabilities assumed from the Cardinal acquisition (see Note 3). The goodwill related to APL’s Cardinal acquisition is a result of the strategic industry position of the assets and potential future synergies. The goodwill related to the TEAK acquisition is a result of the strategic industry position. The valuation assessments for the TEAK and Cardinal acquisitions have not been completed as of June 30, 2013. The estimated goodwill allocation as of June 30, 2013 is subject to change and may be material. There were no changes in the carrying amount of goodwill for ARP for the three and six months ended June 30, 2013.

ARP and APL test their goodwill for impairment at each year end by comparing its reporting unit estimated fair values to carrying values. Because quoted market prices for the reporting units are not available, management must apply judgment in determining the estimated fair value of these reporting units. ARP’s and APL’s management uses all available information to make these fair value determinations, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets and the available market data of the respective industry group. A key component of these fair value determinations is a reconciliation of the sum of the fair value calculations to market capitalization. The observed market prices of individual trades of an entity’s equity securities (and thus its computed market capitalization) may not be representative of the fair value of the entity as a whole. Substantial value may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity. Consequently, measuring the fair value of a collection of assets and liabilities that operate together in a controlled entity is different from measuring the fair value of that entity on a stand-alone basis. In most industries, including ARP’s and APL’s, an acquiring entity typically is willing to pay more for equity securities that give it a controlling interest than an investor would pay for a number of equity securities representing less than a controlling interest. Therefore, once the above fair value calculations have been determined, ARP and APL also consider the inclusion of a control premium within the calculations. This control premium is judgmental and is based on, among other items, observed acquisitions in ARP’s and APL’s industry. The resultant fair values calculated for the reporting units are compared to observable metrics on large mergers and acquisitions in ARP’s and APL’s industry to determine whether those valuations appear reasonable in management’s judgment. ARP’s and APL’s management will continue to evaluate goodwill at least annually or when impairment indicators arise. During the three and six months ended June 30, 2013 and 2012, no impairment indicators arose and no goodwill impairments were recognized for ARP or APL by the Partnership.

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

The Partnership evaluates tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns and disallows the recognition of tax positions not deemed to meet a “more-likely-than-not” threshold of being sustained by the applicable tax authority. The Partnership’s management does not believe it has any tax positions taken within its consolidated financial statements that would not meet this threshold. The Partnership’s policy is to reflect interest and penalties related to uncertain tax positions, when and if they become applicable. The Partnership has not recognized any potential interest or penalties in its consolidated financial statements for the three and six months ended June 30, 2013 and 2012.

The Partnership files Partnership Returns of Income in the U.S. and various state jurisdictions. With few exceptions, the Partnership is no longer subject to income tax examinations by major tax authorities for years prior to 2009. The Partnership is not currently being examined by any jurisdiction and is not aware of any potential examinations as of June 30, 2013, except for: 1) an ongoing examination by the Texas Comptroller of Public Accounts related to APL’s Texas Franchise Tax for franchise report years 2008 through 2011; and 2) an examination by the IRS related to one of ARP’s subsidiaries’ Federal Partnership Return for the period ended December 31, 2011.

Certain corporate subsidiaries of the Partnership are subject to federal and state income tax. With the exception of a corporate subsidiary acquired by APL through the Cardinal Acquisition (see Note 3), the federal and state income taxes related to the Partnership and these corporate subsidiaries were immaterial to the consolidated financial statements as of June 30, 2013 and are recorded in pre-tax income on a current basis only. Accordingly, no federal or state deferred income tax has been provided for these corporate subsidiaries in the accompanying consolidated financial statements. APL’s corporate subsidiary accounts for income taxes under the asset and liability method. Deferred income taxes are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of any tax rate change on deferred taxes is recognized in the period that includes the enactment date of the tax rate change. Realization of deferred tax assets is assessed and, if not more likely than not, a valuation allowance is recorded to write down the deferred tax assets to their net realizable value. The effective tax rate differs from the statutory rate due primarily to APL earnings that are generally not subject to federal and state income taxes at the APL level (see Note 11).

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

The following is a reconciliation of net income (loss) allocated to the common limited partners for purposes of calculating net income (loss) attributable to common limited partners per unit (in thousands, except unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$(5,189)	$51,570	$(46,883)	$36,428
Loss (income) attributable to non-controlling interests	(3,058)	(59,191)	26,040	(62,556)

Net loss attributable to common limited partners	(8,247)	(7,621)	(20,843)	(26,128)
Less: Net income attributable to participating securities – phantom units(1)	—	—	—	—

Net loss utilized in the calculation of net loss attributable to common limited partners per unit	$(8,247)	$(7,621)	$(20,843)	$(26,128)

(1)

Net income attributable to common limited partners’ ownership interests is allocated to the phantom units on a pro-rata basis (weighted average phantom units outstanding as a percentage of the sum of the weighted average phantom units and common limited partner units outstanding). For the three months ended June 30, 2013 and 2012, net loss attributable to common limited partners’ ownership interest is not allocated to approximately 2,274,000 and 2,101,000 phantom units, respectively, because the contractual terms of the phantom units as participating securities do not require the holders to share in the losses of the entity. For the six months ended June 30, 2013 and 2012, net loss attributable to common limited partners’ ownership interest is not allocated to approximately 2,245,000 and 2,015,000 phantom units, respectively, because the contractual terms of the phantom units as participating securities do not require the holders to share in the losses of the entity.

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

The following table sets forth the reconciliation of the Partnership’s weighted average number of common limited partner units used to compute basic net income (loss) attributable to common limited partners per unit with those used to compute diluted net income (loss) attributable to common limited partners per unit (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average number of common limited partners per unit – basic	51,380	51,318	51,375	51,306
Add effect of dilutive incentive awards(1)	—	—	—	—

Weighted average number of common limited partners per unit – diluted	51,380	51,318	51,375	51,306

(1)	For the three months ended June 30, 2013 and 2012, approximately 4,092,000 units and 3,084,000 units, respectively, were excluded from the computation of diluted earnings attributable to common limited partners per unit because the inclusion of such units would have been anti-dilutive. For the six months ended June 30, 2013 and 2012, approximately 3,845,000 units and 2,673,000 units, respectively, were excluded from the computation of diluted earnings attributable to common limited partners per unit because the inclusion of such units would have been anti-dilutive.

Accrued Producer Liabilities

Accrued producer liabilities on the Partnership’s consolidated balance sheets represent APL’s accrued purchase commitments payable to producers related to the natural gas gathered and processed through its system under its POP and Keep-Whole contracts (see “Revenue Recognition”).

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

ARP and APL accrue unbilled revenue and APL accrues the related purchase costs due to timing differences between the delivery of natural gas, NGLs, crude oil and condensate and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from ARP’s and APL’s records and management estimates of the related commodity sales and transportation and compression fees which are, in turn, based upon applicable product prices (see “Use of Estimates” for further description). ARP and APL had unbilled revenues at June 30, 2013 and December 31, 2012 of $155.6 million and $134.2 million, respectively, which were included in accounts receivable within the Partnership’s consolidated balance sheets. APL’s accrued purchase costs at June 30, 2013 and December 31, 2012 are included within accrued producer liabilities within the Partnership’s consolidated balance sheets.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources that, under U.S. GAAP, have not been recognized in the calculation of net income (loss). These changes, other than net income (loss), are referred to as “other comprehensive income (loss)” on the Partnership’s consolidated financial statements, and at June 30, 2013, only include changes in the fair value of unsettled derivative contracts accounted for as cash flow hedges (see Note 9).

In 2013, the Partnership revised the presentation of its consolidated statements of comprehensive income (loss) in order to more clearly distinguish the amounts of other comprehensive income (loss) attributable to each of the Partnership and the non-controlling interest. This change in presentation has been applied to all periods presented. The previously reported amounts of other comprehensive income (loss) attributable to the Partnership did not change for any period.

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

Recently Issued Accounting Standards

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“Update 2013-11”), which, among other changes, requires an entity to present an unrecognized tax benefit as a liability and not net with deferred tax assets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes under the tax law of the applicable jurisdiction that would result from the disallowance of a tax position or when the tax law of the applicable tax jurisdiction does not require, and the entity does not intend to, use the deferred tax asset for such purpose. These requirements are effective for interim and annual reporting periods beginning after December 15, 2013. Early adoption is permitted. These amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Partnership will apply the requirements of Update 2013-11 upon its effective date of January 1, 2014, and it does not anticipate it having a material impact on its financial position, results of operations or related disclosures.

In July 2013, the FASB issued ASU 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (“Update 2013-10”). Currently, Topic 815 provides guidance on the risks that are permitted to be hedged in a fair value or cash flow hedge. In addition, only the interest rates on direct Treasury obligations of the U.S. Government (UST) and the London Interbank Offered Rate (LIBOR) swap rate are considered benchmark interest rates. Update 2013-10 amends Topic 815 to include the Overnight Index Swap Rate (OIS), also referred to as the Fed Funds Effective Swap Rate, as a U.S. benchmark interest rate for hedge accounting purposes. Including the OIS as an acceptable U.S. benchmark interest rate in addition to UST and LIBOR will provide risk managers with a more comprehensive spectrum of interest rate resets to utilize as the designated benchmark interest rate risk component under the hedge accounting guidance in Topic 815. Update 2013-10 is effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Partnership will apply the requirements of Update 2013-10 upon its effective date of July 17, 2013, and it does not anticipate it having a material impact on its financial position, results of operations or related disclosures.

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

NOTE 3 – ACQUISITIONS

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

The following table presents the preliminary values assigned to the assets acquired and liabilities assumed in the acquisition, based on their estimated fair values at the date of the acquisition (in thousands):

Assets:
Accounts receivable	$10,721
Prepaid expenses and other	2,100

Total current assets	12,821

Property, plant and equipment	263,194
Other assets, net	273

Total assets acquired	$276,288

Liabilities:
Accounts payable	$7,760
Accrued liabilities	2,910

Total current liabilities	10,670

Asset retirement obligation and other	8,169

Total liabilities assumed	18,839

Net assets acquired	$257,449

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

APL’s TEAK Acquisition.

On May 7, 2013, APL completed the acquisition of 100% of the equity interests held by TEAK Midstream, LLC (“TEAK”) for $1.0 billion in cash, subject to customary purchase price adjustments, less cash received (the “TEAK Acquisition”), including $50.0 million placed into escrow pending final settlement of working capital adjustments and to cover potential indemnity claims. The funds placed into escrow were recognized within prepaid expenses and other on the Partnership’s consolidated balance sheet as of June 30, 2013. Through the TEAK Acquisition, APL acquired natural gas gathering and processing facilities in southern Texas, including two cryogenic processing facilities, related gathering pipelines, a 75% interest in T2 LaSalle Gathering Company (“T2 LaSalle”), a 50% interest in T2 Eagle Ford Gathering Company (“T2 Eagle Ford”), and a 50% interest in T2 EF Cogeneration Holdings, LLC (“T2 Co-Gen”) (collectively, the “T2 Joint Ventures”).

APL funded the purchase price for the TEAK Acquisition through:

•

the private placement of $400.0 million of its Class D Preferred Units for net proceeds of $397.7 million, including the Partnership’s general partner contribution of $8.2 million to maintain its 2.0% general partner interest in APL (see Note 14);

•

the sale of 11,845,000 APL common limited partner units in a public offering at a negotiated purchase price of $34.00 per unit, generating net proceeds of approximately $388.4 million, plus the Partnership’s general partner contribution of $8.3 million to maintain its 2.0% general partner interest in APL (see Note 14); and

•	borrowings under its senior secured revolving credit facility.

Subsequent to the closing of the TEAK Acquisition, APL issued $400.0 million of its 4.75% unsecured senior notes due November 15, 2021 (“4.75% APL Senior Notes”) on May 10, 2013 for net proceeds of $391.5 million to reduce the level of borrowings under its revolving credit facility, including amounts borrowed in connection with the TEAK Acquisition (see Note 8).

APL accounted for this transaction under the acquisition method of accounting. Accordingly, APL evaluated the identifiable assets acquired and liabilities assumed at their respective acquisition date fair values (see Note 10). In conjunction with the issuance of APL’s common and preferred limited partner units associated with the acquisition, $16.6 million of transaction fees were included in the net proceeds recorded within non-controlling interests on the Partnership’s consolidated balance sheet. All other costs associated with the acquisition were expensed as incurred.

Due to the recent date of the acquisition, the accounting for the business combination is based upon preliminary data that remains subject to adjustment and could further change as APL continues to evaluate the facts and circumstances that existed as of the acquisition date. The following table presents the preliminary values assigned to the assets acquired and liabilities assumed in the TEAK Acquisition, based on their estimated fair values at the date of the acquisition (in thousands):

Assets:
Cash	$8,157
Accounts receivable	11,837
Prepaid expenses and other	567

Total current assets	20,561

Property, plant and equipment	290,118
Intangible assets	285,000
Goodwill	279,286
Equity method investment in joint ventures	148,120

Total assets acquired	$1,023,085

Liabilities:
Accounts payable and accrued liabilities	15,405

Total liabilities assumed	15,405

Net assets acquired	1,007,680
Less cash received	(8,157)

Net cash paid for acquisition	$999,523

Revenues and net loss of $20.2 million and $2.5 million, respectively, from the acquisition date of May 7, 2013 have been included in the Partnership’s consolidated financial statements related to the TEAK Acquisition for the three and six months ended June 30, 2013, respectively. Net income of $1.1 million which was contributed from the TEAK Acquisition from April 1, 2013 (the effective date) to May 7, 2013 (the closing date) was included as a reduction to the purchase price adjustment.

APL’s Cardinal Acquisition

On December 20, 2012, APL completed the Cardinal Acquisition for $599.1 million in cash, including final purchase price adjustments. The assets from this acquisition, which are referred to as the APL Arkoma assets, include gas gathering, processing and treating facilities in Arkansas, Louisiana, Oklahoma and Texas and a 60% interest in Centrahoma. The remaining 40% ownership interest in Centrahoma is held by Mark-West Energy Partners, L.P. (NYSE: MWE) (“MarkWest”). APL funded the purchase price for the Cardinal Acquisition in part from the private placement of $175.0 million of its 6.625% senior unsecured notes due 2020 (“6.625% APL Senior Notes”) at a premium of 3.0%, for net proceeds of $176.5 million (see Note 8); and from the sale of 10,507,033 APL common limited partner units in a public offering at a negotiated purchase price of $31.00 per unit, generating net proceeds of approximately $319.3 million, including the Partnership’s contribution of $6.7 million to maintain its 2.0% general partner interest in APL (see Note 14). APL funded the remaining purchase price from its senior secured revolving credit facility (see Note 8). As part of the Cardinal Acquisition, APL placed $25.0 million into escrow to cover potential indemnity claims and was recognized within prepaid expenses and other on the Partnership’s consolidated balance sheet at December 31, 2012. The $25.0 million was released to the sellers during the three and six months ended June 30, 2013.

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

The following table presents the preliminary values assigned to the assets acquired and liabilities assumed in the Cardinal Acquisition, based on their estimated fair values at the date of the acquisition, including the 40% non-controlling interest of Centrahoma held by MarkWest (in thousands):

Assets:
Cash	$1,184
Accounts receivable	13,783
Prepaid expenses and other	1,289
Property, plant and equipment	246,787
Intangible assets	232,740
Goodwill	213,677

Total assets acquired	709,460

Liabilities:
Current portion of long-term debt	341
Accounts payable and accrued liabilities	14,128
Deferred tax liability, net	35,353
Long-term debt, less current portion	604

Total liabilities acquired	50,426

Non-controlling interest	58,703

Net assets acquired	600,331
Less cash received	(1,184)

Net cash paid for acquisition	$599,147

The fair value of MarkWest’s 40% non-controlling interest in Centrahoma was based upon the purchase price allocated to the 60% controlling interest APL acquired using an income approach. This measurement uses significant inputs that are not observable in the market and thus represents a fair value measurement categorized within Level 3 of the fair value hierarchy. The 40% non-controlling interest in Centrahoma was reduced by a 5.0% adjustment for lack of control that market participants would consider when measuring its fair value.

Pro Forma Financial Information

The following data presents pro forma revenues, net income (loss) and basic and diluted net income (loss) per unit for the Partnership as if the TEAK acquisition, including the related borrowings, net proceeds from the issuance of debt and issuances of common and preferred units had occurred on January 1, 2012. The Partnership prepared these pro forma unaudited financial results for comparative purposes only; they may not be indicative of the results that would have occurred if the TEAK acquisition and related offerings had occurred on January 1, 2012 or the results that will be attained in future periods (in thousands, except per share data; unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total revenues and other	$653,846	$369,603	$1,197,892	$735,624
Net income (loss)	(8,717)	38,631	(61,457)	12,081
Net loss attributable to common limited partners	(9,409)	(10,764)	(25,031)	(32,080)
Net loss attributable to common limited partners per unit:
Basic and Diluted	$(0.18)	$(0.21)	$(0.49)	$(0.63)

NOTE 4 – APL EQUITY METHOD INVESTMENTS

The Partnership’s consolidated financial statements include APL’s 20% interest in West Texas LPG Pipeline Limited Partnership (“WTLPG”), 75% interest in T2 LaSalle, 50% interest in T2 Eagle Ford and 50% interest in T2 EF Co-Gen. APL acquired its interests in T2 LaSalle, T2 Eagle Ford, and T2 EF Co-Gen (“T2 Joint Ventures”) as part of the TEAK Acquisition. The T2 Joint Ventures do meet the qualifications of a Variable Interest Entity (“VIE”), but APL does not meet the qualifications as the primary beneficiary. Under the terms of the respective joint venture agreements, APL is not the operator, does not have a controlling financial interest and shares equal management rights with TexStar Midstream Services, L.P. (“TexStar”). APL’s maximum exposure to loss as a result of its involvement with the joint ventures is limited to its equity investment, additional capital contribution commitments and APL’s share of any operating expenses incurred by the joint venture. Therefore, APL accounts for its investments in the joint ventures under the equity method of accounting. APL’s proportionate share of the net income of the joint ventures is included within other, net on the Partnership’s consolidated statement of operations for the three and six months ended June 30, 2013 and 2012.

Investments in excess of the underlying net assets of equity method investees identifiable to property, plant and equipment or finite lived intangible assets are amortized over the useful life of the related assets and recorded as a reduction to equity investment on the Partnership’s consolidated balance sheet with an offsetting reduction to equity income on the Partnership’s consolidated statements of operations.

The following table presents the Partnership’s equity method investments in joint ventures as of June 30, 2013 and December 31, 2012 (in thousands):

	Investment in Joint Venture
	June 30, 2013	December 31, 2012

WTLPG	$86,129	$86,002
T2 LaSalle	50,591	—
T2 Eagle Ford	85,925	—
T2 EF Co-Gen	9,445	—

Equity method investment in joint ventures	$232,090	$86,002

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Equity income in WTLPG	$1,687	$1,917	$3,727	$2,813
Equity loss in T2 LaSalle	(898)	—	(898)	—
Equity loss in T2 Eagle Ford	(1,078)	—	(1,078)	—
Equity loss in T2 EF Co-Gen	(183)	—	(183)	—

Equity income (loss) in joint ventures	$(472)	$1,917	$1,568	$2,813

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment at the dates indicated (in thousands):

	June 30, 2013	December 31, 2012	Estimated Useful Lives in Years
Natural gas and oil properties:
Proved properties:
Leasehold interests	$257,863	$244,476
Pre-development costs	3,750	1,935
Wells and related equipment	1,350,304	1,222,475

Total proved properties	1,611,917	1,468,886
Unproved properties	293,631	292,053
Support equipment	14,300	13,110

Total natural gas and oil properties	1,919,848	1,774,049
Pipelines, processing and compression facilities	2,804,533	2,326,186	2 – 40
Rights of way	186,863	179,018	20 – 40
Land, buildings and improvements	28,956	25,609	3 – 40
Other	31,698	26,656	3 – 10

	4,971,898	4,331,518

Less – accumulated depreciation, depletion and amortization	(935,711)	(828,909)

	$4,036,187	$3,502,609

During the three and six months ended June 30, 2013, ARP recognized $0.7 million and $1.4 million, respectively, of loss on asset sales and disposal, pertaining to its decision not to drill wells on leasehold property that expired during the three and six months ended June 30, 2013 in Indiana and Tennessee. During the three and six months ended June 30, 2013, APL recognized $1.5 million of loss on asset sales and disposal primarily related to its decision to not pursue a project to construct pipelines in an area where acquired rights of way had expired.

During the six months ended June 30, 2012, ARP recognized a $7.0 million loss on asset sales and disposal pertaining to its decision to terminate a farm-out agreement with a third party for well drilling in the South Knox area of the New Albany Shale that was originally entered into in 2010. The farm-out agreement contained certain well drilling targets for ARP to maintain ownership of the South Knox processing plant, which ARP’s management decided in 2012 to not achieve due to the then current natural gas price environment. As a result, ARP forfeited its interest in the processing plant and related properties and recorded a loss related to the net book values of those assets during the year ended December 31, 2012.

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

NOTE 6 – OTHER ASSETS

The following is a summary of other assets at the dates indicated (in thousands):

	June 30, 2013	December 31, 2012
Deferred financing costs, net of accumulated amortization of $35,281 and $26,053 at June 30, 2013 and December 31, 2012, respectively	$62,090	$45,629
Investment in Lightfoot	19,440	19,882
ARP’s notes receivable	4,312	—
Security deposits	2,159	2,390
Other	4,720	3,101

	$92,721	$71,002

Deferred finance costs are recorded at cost and amortized over the term of the respective debt agreements (see Note 8). Amortization expense of deferred finance costs was $3.0 million and $1.6 million for the three months ended June 30, 2013 and 2012, respectively, and $6.0 million and $3.0 million for the six months ended June 30, 2013 and 2012, respectively, which was recorded within interest expense on the Partnership’s consolidated statements of operations. During the six months ended June 30, 2013, ARP also recognized $3.2 million for accelerated amortization of deferred financing costs associated with the retirement of a portion of its term loan facility and a portion of the outstanding indebtedness under its revolving credit facility with a portion of the proceeds from its issuance of senior unsecured notes due 2021 (“7.75% ARP Senior Notes”) (see Note 8). During the six months ended June 30, 2013, APL recorded $5.3 million of accelerated amortization of deferred financing costs related to the retirement of its 8.75% unsecured senior notes due 2018 (“8.75% APL Senior Notes”) to loss on early extinguishment of debt on the Partnership’s consolidated statement of operations (see Note 8). There was no accelerated amortization of deferred financing costs during the three months ended June 30, 2013 and 2012 and during the six months ended June 30, 2012.

At June 30, 2013, ARP had notes receivable with certain investors of its Drilling Partnerships, which was included within other assets on the Partnership’s consolidated balance sheet. The notes have a maturity date of March 31, 2022, and a 2.25% per annum interest rate. The maturity date of the notes can be extended to March 31, 2027, subject to certain closing conditions, including an extension fee of 1.0% of the outstanding principal balance. For the three and six months ended June 30, 2013, approximately $25,000 of interest income was recognized within other, net on the Partnership’s consolidated statement of operations. There was no interest income recognized for the three and six months ended June 30, 2012. At June 30, 2013, ARP recorded no allowance for credit losses within the Partnership’s consolidated balance sheet based upon payment history and ongoing credit evaluations.

At June 30, 2013, the Partnership owns an approximate 12% interest in Lightfoot LP and an approximate 16% interest in Lightfoot GP, the general partner of Lightfoot LP, an entity for which Jonathan Cohen, Executive Chairman of the General Partner’s board of directors, is the Chairman of the Board. Lightfoot LP focuses its investments primarily on incubating new master limited partnerships (“MLPs”) and providing capital to existing MLPs in need of additional equity or structured debt. The Partnership accounts for its investment in Lightfoot under the equity method of accounting. During the three and six months ended June 30, 2013, the Partnership recognized equity income of approximately $0.3 million within other, net on the Partnership’s consolidated statements of operations. During the three and six months ended June 30, 2012, the Partnership recognized equity income of $0.2 million and $0.5 million, respectively. During the three months ended June 30, 2013 and 2012, the Partnership received net cash distributions of approximately $0.7 million and $0.2 million, respectively. During the six months ended June 30, 2013 and 2012, the Partnership received net cash distributions of approximately $0.7 million and $0.4 million, respectively.

NOTE 7 – ASSET RETIREMENT OBLIGATIONS

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

ARP proportionately consolidates its ownership interest of the asset retirement obligations of its Drilling Partnerships. At June 30, 2013, the Drilling Partnerships had $58.4 million of aggregate asset retirement obligation liabilities recognized on their combined balance sheets allocable to the limited partners, exclusive of ARP’s proportional interest in such liabilities. Under the terms of the respective partnership agreements, ARP maintains the right to retain a portion or all of the distributions to the limited partners of its Drilling Partnerships to cover the limited partners’ share of the plugging and abandonment costs up to a specified amount per month. During both the three and six months ended June 30, 2013, ARP withheld approximately $40,000 of limited partner distributions related to the asset retirement obligations of certain Drilling Partnerships. No amounts were withheld during the three and six months ended June 30, 2012. ARP’s historical practice and continued intention is to retain distributions from the limited partners as the wells within each Drilling Partnership near the end of the useful life. On a partnership-by-partnership basis, ARP assesses its right to withhold amounts related to plugging and abandonment costs based on several factors including commodity prices, the natural decline in the production of the wells, and current and future costs.

A reconciliation of ARP’s liability for well plugging and abandonment costs for the periods indicated is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Asset retirement obligations, beginning of period	$66,386	$46,538	$64,794	$45,779
Liabilities incurred	599	3,911	1,244	4,092
Liabilities settled	(216)	(132)	(223)	(250)
Accretion expense	963	729	1,917	1,425

Asset retirement obligations, end of period	$67,732	$51,046	$67,732	$51,046

The above accretion expense was included in depreciation, depletion and amortization in the Partnership’s consolidated statements of operations and the asset retirement obligation liabilities were included within asset retirement obligations and other in the Partnership’s consolidated balance sheets.

NOTE 8 – DEBT

Total debt consists of the following at the dates indicated (in thousands):

	June 30, 2013	December 31, 2012
Revolving credit facility	$34,000	$9,000
ARP revolving credit facility	—	276,000
ARP term loan credit facility	—	75,425
ARP 7.75 % Senior Notes – due 2021	275,000	—
APL revolving credit facility	80,000	293,000
APL 8.75 % Senior Notes – due 2018	—	370,184
APL 6.625 % Senior Notes – due 2020	504,894	505,231
APL 5.875 % Senior Notes – due 2023	650,000	—
APL 4.750 % Senior Notes – due 2021	400,000	—
APL capital leases	925	11,503

Total debt	1,944,819	1,540,343
Less current maturities	(522)	(10,835)

Total long-term debt	$1,944,297	$1,529,508

Partnership’s Credit Facility

In May 2012, the Partnership entered into a credit facility with a syndicate of banks that matures in May 2016 (see Note 18). On March 1, 2013, the Partnership amended its credit facility to increase its maximum lender commitments to $100.0 million, of which up to $5.0 million of the credit facility may be in the form of standby letters of credit. At June 30, 2013, $34.0 million was outstanding under the credit facility. The Partnership’s obligations under the credit facility are secured by substantially all of its assets, including its ownership interests in APL and ARP. Additionally, the Partnership’s obligations under the credit facility may be guaranteed by future subsidiaries. At the Partnership’s election, interest on borrowings under the credit facility is determined by either LIBOR plus an applicable margin of between 3.50% and 4.50% per annum or the base rate plus an applicable margin of between 2.50% and 3.50% per annum. The applicable margin will fluctuate based on the utilization of the facility. The Partnership is required to pay a fee between 0.5% and 0.625% per annum on the unused portion of the borrowing base, which is included within interest expense on the Partnership’s consolidated statement of operations. At June 30, 2013, the weighted average interest rate on outstanding credit facility borrowings was 4.2%.

The credit agreement contains customary covenants that limit the Partnership’s ability to incur additional indebtedness, grant liens, make loans or investments, make distributions if a commitment deficiency exists or a default under the credit agreement exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions including a sale of all or substantially all of the Partnership’s assets. The Partnership was in compliance with these covenants as of June 30, 2013.

The credit agreement also contains covenants that require the Partnership to maintain a ratio of Total Funded Debt (as defined in the credit agreement) to EBITDA (as defined in the credit agreement) not greater than 3.25 to 1.0 as of the last day of any fiscal quarter and a ratio of EBITDA to Consolidated Interest Expense (as defined in the credit agreement) not less than 2.75 to 1.0 as of the last day of any fiscal quarter. Based on the definitions contained in the Partnership’s credit agreement, its ratio of Total Funded Debt to EBITDA was 0.5 to 1.0 and its ratio of EBITDA to Consolidated Interest Expense was 97.0 to 1.0 at June 30, 2013.

At June 30, 2013, the Partnership has not guaranteed any of ARP’s or APL’s debt obligations.

ARP’s Credit Facility

At June 30, 2013, ARP had a senior secured revolving credit facility with a syndicate of banks with a borrowing base of $430.0 million, which is scheduled to mature in March 2016 (see Note 18). At June 30, 2013, no amounts were outstanding under the credit facility. In January 2013, ARP repaid in full its $75.4 million term loan credit facility, which was scheduled to mature in May 2014, with proceeds from its issuance of 7.75% ARP Senior Notes. Up to $20.0 million of the revolving credit facility may be in the form of standby letters of credit, of which $0.6 million was outstanding at June 30, 2013. ARP’s obligations under the facility are secured by mortgages on its oil and gas properties and first priority security interests in substantially all of its assets. Additionally, obligations under the facility are guaranteed by substantially all of ARP’s subsidiaries. Borrowings under the credit facility bear interest, at ARP’s election, at either LIBOR plus an applicable margin between 1.75% and 3.00% per annum or the base rate (which is the higher of the bank’s prime rate, the Federal Funds rate plus 0.5% or one-month LIBOR plus 1.00%) plus an applicable margin between 0.75% and 2.00% per annum. ARP is also required to pay a fee of 0.5% per annum on the unused portion of the borrowing base, which is included within interest expense on the Partnership’s consolidated statements of operations.

The revolving credit agreement contains customary covenants that limit ARP’s ability to incur additional indebtedness, grant liens, make loans or investments, make distributions if a borrowing base deficiency or default exists or would result from the distribution, merger or consolidation with other persons, or engage in certain asset dispositions including a sale of all or substantially all of its assets. ARP was in compliance with these covenants as of June 30, 2013. The credit agreement also requires ARP to maintain a ratio of Total Funded Debt (as defined in the credit agreement) to four quarters (actual or annualized, as applicable) of EBITDA (as defined in the credit agreement) not greater than 4.25 to 1.0 as of the last day of any fiscal quarter ending on or before December 31, 2013 and 4.0 to 1.0 as of the last day of fiscal quarters ending thereafter and a ratio of current assets (as defined in the credit agreement) to current liabilities (as defined in the credit agreement) of not less than 1.0 to 1.0 as of the last day of any fiscal quarter. Based on the definitions contained in ARP’s credit agreement, its ratio of current assets to current liabilities was 3.9 to 1.0 and its ratio of Total Funded Debt to EBITDA was 2.3 to 1.0 at June 30, 2013.

ARP Senior Notes

On January 23, 2013, ARP issued $275.0 million of its 7.75% ARP Senior Notes due 2021 in a private placement transaction at par. ARP used the net proceeds of approximately $267.8 million, net of underwriting fees and other offering costs of $7.2 million, to repay all of the indebtedness and accrued interest outstanding under its term loan credit facility and a portion of the amounts outstanding under its revolving credit facility. Under the terms of ARP’s revolving credit facility, the borrowing base was reduced by 15% of the 7.75% ARP Senior Notes to $368.8 million. Interest on the 7.75% ARP Senior Notes is payable semi-annually on January 15 and July 15. At any time prior to January 15, 2016, the 7.75% ARP Senior Notes are redeemable up to 35% of the outstanding principal amount with the net cash proceeds of equity offerings at the redemption price of 107.75%. The 7.75% ARP Senior Notes are also subject to repurchase at a price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a change of control. At any time prior to January 15, 2017, the 7.75% ARP Senior Notes are redeemable, in whole or in part, at a redemption price as defined in the governing indenture, plus accrued and unpaid interest and additional interest, if any. On and after January 15, 2017, the 7.75% ARP Senior Notes are redeemable, in whole or in part, at a redemption price of 103.875%, decreasing to 101.938% on January 15, 2018 and 100% on January 15, 2019. The indenture governing the 7.75% ARP Senior Notes contains covenants, including limitations of ARP’s ability to incur certain liens, incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase, or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of ARP’s assets. ARP was in compliance with these covenants as of June 30, 2013.

In connection with the issuance of the 7.75% ARP Senior Notes, ARP entered into registration rights agreements, whereby it agreed to (a) file an exchange offer registration statement with the SEC to exchange the privately issued notes for registered notes, and (b) cause the exchange offer to be consummated by January 23, 2014. If ARP does not meet the aforementioned deadline, the 7.75% ARP Senior Notes will be subject to additional interest, up to 1% per annum, until such time that ARP causes the exchange offer to be consummated. On July 1, 2013, ARP filed its registration statement with the SEC in satisfaction of certain requirements of the registration rights agreement.

APL Credit Facility

At June 30, 2013, APL had a $600.0 million senior secured revolving credit facility with a syndicate of banks, which matures in May 2017, of which $80.0 million was outstanding. Borrowings under APL’s credit facility bear interest, at APL’s option, at either (i) the higher of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) three-month LIBOR plus 1.00%, or (ii) the LIBOR rate for the applicable period (each plus the applicable margin). The weighted average interest rate on APL’s outstanding revolving credit facility borrowings at June 30, 2013 was 3.2%. Up to $50.0 million of the credit facility may be utilized for letters of credit, of which $0.4 million was outstanding at June 30, 2013. These outstanding letter of credit amounts were not reflected as borrowings on the Partnership’s consolidated balance sheet at June 30, 2013. At June 30, 2013, APL had $519.6 million of remaining committed capacity under its credit facility, subject to covenant limitations. The Partnership has not guaranteed any of the obligations under APL’s senior secured revolving credit facility.

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

The events which constitute an event of default under the revolving credit facility are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreement, adverse judgments against APL in excess of a specified amount and a change of control of APL’s general partner. On April 19, 2013, APL entered into an amendment to the credit agreement which, among other changes, adjusted certain covenant ratio limits and adjusted the method of calculation in connection with the TEAK acquisition. APL was in compliance with these covenants as of June 30, 2013.

APL Senior Notes Issuances

At June 30, 2013, APL had $500.0 million principal outstanding of 6.625% APL Senior Notes due 2020, $650.0 million principal outstanding of 5.875% unsecured senior notes due August 1, 2023 (“5.875% APL Senior Notes”) and $400.0 million of 4.75% Senior Notes due 2021 (with the 6.625% APL Senior Notes and 5.875% APL Senior Notes, the “APL Senior Notes”).

On May 10, 2013, APL issued $400.0 million of the 4.75% APL Senior Notes in a private placement transaction. The 4.75% APL Senior Notes were issued at par. APL received net proceeds of $391.5 million after underwriting commissions and other transactions costs and utilized the proceeds repay a portion of the outstanding indebtedness under the revolving credit agreement as part of the TEAK Acquisition (see Note 3). Interest on the 4.75% APL Senior Notes is payable semi-annually in arrears on May 15 and November 15. The 4.75% APL Senior Notes are due on November 15, 2021 and are redeemable any time after March 15, 2016, at certain redemption prices, together with accrued and unpaid interest to the date of redemption. In connection with the issuance of the 4.75% APL Senior Notes, APL entered into registration rights agreements, whereby it agreed to (a) file an exchange offer registration statement with the SEC to exchange the privately issued notes for registered notes, and (b) cause the exchange offer to be consummated by May 5, 2014. If APL does not meet the aforementioned deadline, the 4.75% APL Senior Notes will be subject to additional interest, up to 1% per annum, until such time that APL causes the exchange offer to be consummated.

On February 11, 2013, APL issued $650.0 million of 5.875% senior notes in a private placement transaction. The 5.875% APL Senior Notes were issued at par. APL received net proceeds of $637.3 million after underwriting commissions and other transaction costs and utilized the proceeds to redeem the 8.75% APL Senior Notes and repay a portion of its outstanding indebtedness under its revolving credit facility. Interest on the 5.875% APL Senior Notes is payable semi-annually in arrears on February 1 and August 1. The 5.875% APL Senior Notes are redeemable any time after February 1, 2018, at certain redemption prices, together with accrued and unpaid interest to the date of redemption. In connection with the issuance of the 5.875% APL Senior Notes, APL entered into registration rights agreements, whereby it agreed to (a) file an exchange offer registration statement with the SEC to exchange the privately issued 5.875% APL Senior Notes for registered notes, and (b) cause the exchange offer to be consummated by February 6, 2014. If APL does not meet the aforementioned deadline, the 5.875% APL Senior Notes will be subject to additional interest, up to 1% per annum, until such time that APL causes the exchange offer to be consummated.

On September 28, 2012 and December 20, 2012, APL issued an aggregate of $500.0 million of its 6.625% senior notes in a private placement transaction. The 6.625% APL Senior Notes were presented combined with a net $4.9 million unamortized premium as of June 30, 2013. Interest on the 6.625% APL Senior Notes is payable semi-annually in arrears on April 1 and October 1. The 6.625% APL Senior Notes are redeemable at any time after October 1, 2016, at certain redemption prices, together with accrued and unpaid interest to the date of redemption. On July 22, 2013, APL filed its registration statement with the SEC in satisfaction of the registration requirements of the registration rights agreement.

The APL Senior Notes are subject to repurchase by APL at a price equal to 101% of their principal amount, plus accrued and unpaid interest, upon a change of control or upon certain asset sales if APL does not reinvest the net proceeds within 360 days. The APL Senior Notes are junior in right of payment to APL’s secured debt, including its obligations under its revolving credit facility.

Indentures governing the APL Senior Notes contain covenants, including limitations on APL’s ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all its assets. APL was in compliance with these covenants as of June 30, 2013.

APL Senior Notes Redemptions

On March 12, 2013, APL paid $105.6 million to redeem the remaining $97.3 million outstanding 8.75% APL Senior Notes due 2018 plus a $6.3 million premium and $2.0 million in accrued interest. APL funded the redemption with a portion of the net proceeds from the issuance of the 5.875% APL Senior Notes due 2023. During the six months ended June 30, 2013, APL recognized a loss of $26.6 million within loss on early extinguishment of debt on the Partnership’s consolidated statements of operations, related to the redemption of the 8.75% APL Senior Notes. The loss includes $17.5 million premiums paid, $8.0 million consent payment and a $5.3 million write-off of deferred financing costs (see Note 6), partially offset by $4.2 million of unamortized premium recognized.

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

APL Capital Leases

The following is a summary of the leased property under capital leases as of June 30, 2013 and December 31, 2012, which are included within property, plant and equipment, net (see Note 5) (in thousands):

	June 30, 2013	December 31, 2012
Pipelines, processing and compression facilities	$2,085	$15,457
Less – accumulated depreciation	(240)	(1,066)

	$1,845	$14,391

On May 30, 2013, APL accelerated payment on certain leases and purchased the leased property by paying approximately $7.5 million in accordance with the lease agreements. These leases were to mature in August 2013.

Depreciation expense for leased properties was approximately $39,000 and $0.2 million for the three months ended June 30, 2013 and 2012, respectively, and $0.3 million and $0.4 million for the six months ended June 30, 2013 and 2012, respectively. Depreciation expense for leased properties is included within depreciation, depletion and amortization expense on the Partnership’s consolidated statements of operations.

Cash payments for interest by the Partnership and its subsidiaries were $29.3 million and $19.5 million for the six months ended June 30, 2013 and 2012, respectively.

NOTE 9 – DERIVATIVE INSTRUMENTS

The Partnership, ARP and APL use a number of different derivative instruments, principally swaps, collars, and options, in connection with their commodity and interest rate price risk management activities. The Partnership, ARP and APL enter into financial instruments to hedge forecasted commodity sales against the variability in expected future cash flows attributable to changes in market prices. Swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying commodities are sold or interest payments on the underlying debt instrument are due. Under commodity-based swap agreements, the Partnership, ARP and APL receive or pay a fixed price and receive or remit a floating price based on certain indices for the relevant contract period. Commodity-based put option instruments are contractual agreements that require the payment of a premium and grant the purchaser of the put option the right, but not the obligation, to receive the difference between a fixed, or strike, price and a floating price based on certain indices for the relevant contract period, if the floating price is lower than the fixed price. The put option instrument sets a floor price for commodity sales being hedged. Costless collars are a combination of a purchased put option and a sold call option, in which the premiums net to zero. The costless collar eliminates the initial cost of the purchased put, but places a ceiling price for commodity sales being hedged.

The Partnership, ARP and APL formally document all relationships between hedging instruments and the items being hedged, including their risk management objective and strategy for undertaking the hedging transactions. This includes matching the commodity and interest derivative contracts to the forecasted transactions. The Partnership, ARP and APL assess, both at the inception of the derivative and on an ongoing basis, whether the derivative is effective in offsetting changes in the forecasted cash flow of the hedged item. If it is determined that a derivative is not effective as a hedge or that it has ceased to be an effective hedge due to the loss of adequate correlation between the hedging instrument and the underlying item being hedged, the Partnership, ARP and APL will discontinue hedge accounting for the derivative and subsequent changes in the derivative fair value, which are determined by management of the Partnership, ARP and APL through the utilization of market data, will be recognized immediately within gain (loss) on mark-to-market derivatives in the Partnership’s consolidated statements of operations. For derivatives qualifying as hedges, the Partnership, ARP and APL recognize the effective portion of changes in fair value of derivative instruments in partners’ capital as accumulated other comprehensive income (loss) and reclassify the portion relating to the Partnership and ARP’s commodity derivatives to gas and oil production revenues and gathering and processing revenues for APL’s commodity derivatives and the portion relating to interest rate derivatives to interest expense within the Partnership’s consolidated statements of operations as the underlying transactions are settled. For non-qualifying derivatives and for the ineffective portion of qualifying derivatives, the Partnership, ARP and APL recognize changes in fair value within gain (loss) on mark-to-market derivatives in the Partnership’s consolidated statements of operations as they occur.

The Partnership, ARP and APL enter into derivative contracts with various financial institutions, utilizing master contracts based upon the standards set by the International Swaps and Derivatives Association, Inc. These contracts allow for rights of offset at the time of settlement of the derivatives. Due to the right of offset, derivatives are recorded on the Partnership’s consolidated balance sheets as assets or liabilities at fair value on the basis of the net exposure to each counterparty. Potential credit risk adjustments are also analyzed based upon the net exposure to each counterparty. Premiums paid for purchased options are recorded on the Partnership’s consolidated balance sheets as the initial value of the options.

The Partnership, ARP and APL enter into commodity future option and collar contracts to achieve more predictable cash flows by hedging their exposure to changes in commodity prices. At any point in time, such contracts may include regulated New York Mercantile Exchange (“NYMEX”) futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the physical delivery of the commodity. Crude oil contracts are based on a West Texas Intermediate (“WTI”) index. Natural gas liquids contracts are based on an OPIS Mt. Belvieu index.

Derivatives are recorded on the Partnership’s consolidated balance sheets as assets or liabilities at fair value. The Partnership reflected net derivative assets on its consolidated balance sheets of $90.9 million and $51.3 million at June 30, 2013 and December 31, 2012, respectively. Of the $13.9 million of net gain in accumulated other comprehensive income (loss) within partners’ capital on the Partnership’s consolidated balance sheet related to derivatives at June 30, 2013, if the fair values of the instruments remain at current market values, the Partnership will reclassify $8.7 million of gains to gas and oil production revenue on its consolidated statement of operations over the next twelve month period as these contracts expire. Aggregate gains of $5.2 million of gas and oil production revenues will be reclassified to the Partnership’s consolidated statements of operations in later periods as the remaining contracts expire. Actual amounts that will be reclassified will vary as a result of future price changes. Approximately $0.5 million of derivative loss was reclassified from other comprehensive income related to derivative instruments entered into during the three and six months ended June 30, 2013.

In June 2013, the Partnership entered into contracts which provided the option to enter into swap contracts for future production periods (“swaptions”) up through September 30, 2013 for production volumes related to assets acquired from EP Energy E&P Company L.P. (“EP Energy”) (see Note 18). In connection with the swaption contracts, the Partnership paid premiums of $2.0 million which represented their fair value on the date the transactions were initiated and was initially recorded as a derivative asset on the Partnership’s consolidated balance sheet. Swaption contract premiums paid are amortized over the period from initiation on the contract through their termination date. For the three months ended June 30, 2013, the Partnership recognized approximately $0.2 million of amortization expense in other, net on the Partnership’s consolidated statement of operations related to the swaption contracts.

The following table summarizes the Partnership’s, ARP’s and APL’s gain or loss recognized in the Partnership’s consolidated statements of operations for effective derivative instruments, excluding the effect of non-controlling interest, for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(Gain) loss reclassified from accumulated other comprehensive income (loss):
Gas and oil production revenue	$(2,286)	$(6,739)	$(3,279)	$(9,339)
Gathering and processing revenue	—	1,108	—	2,254

Total	$(2,286)	$(5,631)	$(3,279)	$(7,085)

The Partnership

The following table summarizes the gross fair values of the Partnership’s derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on the Partnership’s consolidated balance sheets for the periods indicated (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount of Assets Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets

As of June 30, 2013
Current portion of derivative assets	$3,592	$—	$3,592
Long-term portion of derivative assets	—	—	—
Current portion of derivative liabilities	—	—	—
Long-term portion of derivative liabilities	—	—	—

Total derivative assets	$3,592	$—	$3,592

As of December 31, 2012
Current portion of derivative assets	$—	$—	$—
Long-term portion of derivative assets	—	—	—
Current portion of derivative liabilities	—	—	—
Long-term portion of derivative liabilities	—	—	—

Total derivative assets	$—	$—	$—

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount of Liabilities Presented in the Consolidated Balance Sheets
Offsetting Derivative Liabilities

As of June 30, 2013
Current portion of derivative assets	$—	$—	$—
Long-term portion of derivative assets	—	—	—
Current portion of derivative liabilities	—	—	—
Long-term portion of derivative liabilities	—	—	—

Total derivative liabilities	$—	$—	$—

As of December 31, 2012
Current portion of derivative assets	$—	$—	$—
Long-term portion of derivative assets	—	—	—
Long-term portion of derivative liabilities	—	—	—

Total derivative liabilities	$—	$—	$—

During the three and six months ended June 30, 2013 and 2012, the Partnership had no gains or losses on settled derivative contracts within its consolidated statements of operations. As the underlying prices and terms in the Partnership’s derivative contracts were consistent with the indices used to sell its natural gas and oil, there were no gains or losses recognized during the three and six months ended June 30, 2013 and 2012 for hedge ineffectiveness or as a result of the discontinuance of any cash flow hedges.

At June 30, 2013, the Partnership had the following commodity derivatives:

Natural Gas Fixed Price Swaptions

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(2)
2014	2,760,000	$4.156	$1,343
2015	2,280,000	$4.295	850
2016	1,440,000	$4.423	416
2017	1,200,000	$4.590	272
2018	420,000	$4.797	84

			$2,965

Natural Gas Put Options

Production Period Ending December 31,	Option Type	Volumes	Average Fixed Price	Fair Value Asset
		(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(2)
2013	Puts purchased	1,500,000	$3.958	$627

				$627

Total Partnership net assets				$3,592

(1)	“MMBtu” represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.

Atlas Resource Partners

The following table summarizes the gross fair values of ARP’s derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on the Partnership’s consolidated balance sheets for the periods indicated (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount of Assets Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets

As of June 30, 2013
Current portion of derivative assets	$37,766	$(2,191)	$35,575
Long-term portion of derivative assets	18,377	(6,209)	12,168
Current portion of derivative liabilities	20	(20)
Long-term portion of derivative liabilities	622	(622)	—

Total derivative assets	$56,785	$(9,042)	$47,743

As of December 31, 2012
Current portion of derivative assets	$14,248	$(1,974)	$12,274
Long-term portion of derivative assets	14,724	(5,826)	8,898
Long-term portion of derivative liabilities	800	(800)	—

Total derivative assets	$29,772	$(8,600)	$21,172

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount of Liabilities Presented in the Consolidated Balance Sheets
Offsetting Derivative Liabilities

As of June 30, 2013
Current portion of derivative assets	$(2,191)	$2,191	$—
Long-term portion of derivative assets	(6,209)	6,209	—
Current portion of derivative liabilities	(92)	20	(72)
Long-term portion of derivative liabilities	(752)	622	(130)

Total derivative liabilities	$(9,244)	$9,042	$(202)

As of December 31, 2012
Current portion of derivative assets	$(1,974)	$1,974	$—
Long-term portion of derivative assets	(5,826)	5,826	—
Long-term portion of derivative liabilities	(1,688)	800	(888)

Total derivative liabilities	$(9,488)	$8,600	$(888)

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

In June 2013, ARP entered into contracts which provided the option to enter into swaptions up through September 30, 2013 for production volumes related to assets acquired from EP Energy (see Note 18). In connection with the swaption contracts, ARP paid premiums of $11.3 million which represented their fair value on the date the transactions were initiated and was initially recorded as a derivative asset on the Partnership’s consolidated balance sheet. Swaption contract premiums paid are amortized over the period from initiation of the contract through their termination date. For the three months ended June 30, 2013, ARP recognized approximately $1.3 million of amortization expense in other, net on the Partnership’s consolidated statement of operations related to the swaption contracts.

In March 2012, ARP entered into contracts which provided the option to enter into swaptions up through May 31, 2012 for production volumes related to wells acquired from Carrizo (see Note 3). In connection with the swaption contracts, ARP paid premiums of $4.6 million, which represented their fair value on the date the transactions were initiated and was initially recorded as a derivative asset on the Partnership’s consolidated balance sheet and was fully amortized as of June 30, 2012. For the three and six months ended June 30, 2012, ARP recorded $3.6 million and $4.6 million of amortization expense in other, net on the Partnership’s consolidated statements of operations related to the swaption contracts.

ARP recognized gains of $2.3 million and $6.7 million for the three months ended June 30, 2013 and 2012, respectively, and gains of $3.3 million and $9.3 million for the six months ended June 30, 2013 and 2012, respectively, on settled contracts covering commodity production. These gains were included within gas and oil production revenue in the Partnership’s consolidated statements of operations. As the underlying prices and terms in ARP’s derivative contracts were consistent with the indices used to sell its natural gas and oil, there were no gains or losses recognized during the three and six months ended June 30, 2013 and 2012 for hedge ineffectiveness or as a result of the discontinuance of any cash flow hedges.

At June 30, 2013, ARP had the following commodity derivatives:

Natural Gas Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset/(Liability)
	(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(2)
2013	14,694,800	$3.821	$2,599
2014	31,353,000	$4.139	7,160
2015	27,234,500	$4.237	2,580
2016	33,746,300	$4.359	990
2017	24,120,000	$4.538	(720)
2018	3,960,000	$4.716	(472)

			$12,137

Natural Gas Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap	Fair Value Asset/(Liability)
		(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(2)
2013	Puts purchased	2,760,000	$4.395	$2,252
2013	Calls sold	2,760,000	$5.443	(32)
2014	Puts purchased	3,840,000	$4.221	2,287
2014	Calls sold	3,840,000	$5.120	(418)
2015	Puts purchased	3,480,000	$4.234	1,903
2015	Calls sold	3,480,000	$5.129	(731)

				$5,261

Natural Gas Put Options

Production Period Ending December 31,	Option Type	Volumes	Average Fixed Price	Fair Value Asset
		(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(2)
2013	Puts purchased	14,280,000	$3.957	$5,965

				$5,965

Natural Gas Put Options – Drilling Partnership

Production Period Ending December 31,	Option Type	Volumes	Average Fixed Price	Fair Value Asset
		(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(2)
2013	Puts purchased	1,080,000	$3.450	$124
2014	Puts purchased	1,800,000	$3.800	574
2015	Puts purchased	1,440,000	$4.000	546
2016	Puts purchased	1,440,000	$4.150	584

				$1,828

Natural Gas Fixed Price Swaptions

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(2)
2014	26,880,000	$4.159	12,816
2015	17,760,000	$4.297	6,649

			$19,465

Natural Gas Liquids Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset/(Liability)
	(Bbl)(1)	(per Bbl)(1)	(in thousands)(3)
2013	63,000	$93.656	$(99)
2014	105,000	$91.571	169
2015	96,000	$88.550	282
2016	84,000	$85.651	233
2017	60,000	$83.780	157

			$742

Natural Gas Liquids Ethane Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(Gal)(1)	(per Gal)(1)	(in thousands)(4)
2014	2,520,000	$0.303	$98

			$98

Crude Oil Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset/(Liability)
	(Bbl)(1)	(per Bbl)(1)	(in thousands)(3)
2013	262,850	$92.307	$(766)
2014	414,000	$91.727	692
2015	411,000	$88.030	1,009
2016	165,000	$85.931	503
2017	72,000	$84.175	215

			$1,653

Crude Oil Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap	Fair Value Asset/(Liability)
		(Bbl)(1)	(per Bbl)(1)	(in thousands)(3)
2013	Puts purchased	35,000	$90.000	$75
2013	Calls sold	35,000	$116.396	(10)
2014	Puts purchased	41,160	$84.169	227
2014	Calls sold	41,160	$113.308	(63)
2015	Puts purchased	29,250	$83.846	240
2015	Calls sold	29,250	$110.654	(77)

				$392

Total ARP net assets				$47,541

(1)	“MMBtu” represents million British Thermal Units; “Bbl” represents barrels; “Gal” represents gallons.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.
(3)	Fair value based on forward WTI crude oil prices, as applicable.
(4)	Fair value based on forward Mt. Belvieu ethane prices, as applicable.

At June 30, 2013, ARP had net cash proceeds of $4.2 million related to ARP’s hedging positions monetized on behalf of the Drilling Partnerships’ limited partners, which were included within cash and cash equivalents on the Partnership’s consolidated balance sheet. ARP will allocate the monetization net proceeds to the Drilling Partnerships’ limited partners based on their natural gas and oil production generated over the period of the original derivative contracts. The Partnership reflected the remaining hedge monetization proceeds within current and long-term portion of derivative payable to Drilling Partnerships on its consolidated balance sheets as of June 30, 2013 and December 31, 2012.

In June 2012, ARP entered into natural gas put option contracts which related to future natural gas production of the Drilling Partnerships. Therefore, a portion of any unrealized derivative gain or loss is allocable to the limited partners of the Drilling Partnerships based on their share of estimated gas production related to the derivatives not yet settled. At June 30, 2013, net unrealized derivative assets of $1.8 million were payable to the limited partners in the Drilling Partnerships related to these natural gas put option contracts.

The derivatives payable to the Drilling Partnerships related to both the hedge monetization proceeds and future natural gas production of the Drilling Partnerships at June 30, 2013 and December 31, 2012 were included in the Partnership’s consolidated balance sheets as follows (in thousands):

	June 30, 2013	December 31, 2012
Current portion of derivative payable to Drilling Partnerships:
Hedge monetization proceeds	$(5,560)	$(10,748)
Hedge contracts covering future natural gas production	(409)	(545)

Long-term portion of derivative payable to Drilling Partnerships:
Hedge monetization proceeds	1,381	(205)
Hedge contracts covering future natural gas production	(1,419)	(2,224)

	$(6,007)	$(13,722)

At June 30, 2013, ARP had a secured hedge facility agreement with a syndicate of banks under which certain Drilling Partnerships will have the ability to enter into derivative contracts to manage their exposure to commodity price movements. Under its revolving credit facility (see Note 8), ARP is required to utilize this secured hedge facility for future commodity risk management activity for its equity production volumes within the participating Drilling Partnerships. Each participating Drilling Partnership’s obligations under the facility are secured by mortgages on its oil and gas properties and first priority security interests in substantially all of its assets and by a guarantee of the general partner of the Drilling Partnership. ARP, as general partner of the Drilling Partnerships, administers the commodity price risk management activity for the Drilling Partnerships under the secured hedge facility. The secured hedge facility agreement contains covenants that limit each of the participating Drilling Partnerships’ ability to incur indebtedness, grant liens, make loans or investments, make distributions if a default under the secured hedge facility agreement exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions including a sale of all or substantially all of its assets.

Atlas Pipeline Partners

APL has elected not to apply hedge accounting for derivative contracts entered into in July 2008 and after. Changes in the fair value of derivatives are recognized immediately within gain (loss) on mark-to-market derivatives on the Partnership’s consolidated statements of operations. The change in fair value of commodity-based derivative instruments entered into prior to the discontinuation of hedge accounting was reclassified from within accumulated other comprehensive income (loss) on the Partnership’s consolidated balance sheets to gathering and processing revenue on the Partnership’s consolidated statements of operations at the time the originally hedged physical transactions affected earnings. During the three and six months ended June 30, 2012, APL reclassified losses of $1.1 million and $2.3 million, respectively, out of other comprehensive income (loss) related to derivative contracts entered into prior to July 2008. As of December 31, 2012, all amounts had been reclassified out of other comprehensive income (loss), and APL had no amounts outstanding within other comprehensive income (loss).

The following table summarizes APL’s gross fair values of its derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on the Partnership’s consolidated balance sheets for the periods indicated (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets

As of June 30, 2013
Current portion of derivative assets	$25,877	$(642)	$25,235
Long-term portion of derivative assets	15,630	(1,039)	14,591
Current portion of derivative liabilities	5	(5)	—

Total derivative assets	$41,512	$(1,686)	$39,826

As of December 31, 2012
Current portion of derivative assets	$23,534	$(457)	$23,077
Long-term portion of derivative assets	9,637	(1,695)	7,942

Total derivative assets	$33,171	$(2,152)	$31,019

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets
Offsetting Derivative Liabilities

As of June 30, 2013
Current portion of derivative assets	$(642)	$642	$—
Long-term portion of derivative assets	(1,039)	1,039	—
Current portion of derivative liabilities	(100)	5	(95)

Total derivative liabilities	$(1,781)	$1,686	$(95)

As of December 31, 2012
Current portion of derivative liabilities	$(457)	$457	$—
Long-term portion of derivative liabilities	(1,695)	1,695	—

Total derivative liabilities	$(2,152)	$2,152	$—

As of June 30, 2013, APL had the following commodity derivatives:

Fixed Price Swaps

Production Period	Purchased/ Sold	Commodity	Volumes(2)	Average Fixed Price	Fair Value(1) Asset/(Liability) (in thousands)

Natural Gas
2013	Sold	Natural Gas	3,100,000	$3.689	$85
2014	Sold	Natural Gas	12,600,000	$3.983	454
2015	Sold	Natural Gas	15,160,000	$4.235	1,342
2016	Sold	Natural Gas	3,750,000	$4.399	193

Natural Gas Liquids
2013	Sold	Natural Gas Liquids	27,468,000	$1.247	10,880
2014	Sold	Natural Gas Liquids	55,566,000	$1.248	8,278
2015	Sold	Natural Gas Liquids	23,688,000	$1.110	2,213

Crude Oil
2013	Sold	Crude Oil	153,000	$96.873	159
2014	Sold	Crude Oil	312,000	$92.368	412
2015	Sold	Crude Oil	60,000	$85.130	(65)

Total Fixed Price Swaps					$23,951

Options

Production Period	Purchased/ Sold	Type Commodity		Volumes(2)	Average Strike Price	Fair Value(1) Asset (in thousands)

Natural Gas
2014	Purchased	Put	Natural Gas	600,000	$4.125	$319

Natural Gas Liquids
2013	Purchased	Put	Natural Gas Liquids	23,184,000	$1.897	6,646
2014	Purchased	Put	Natural Gas Liquids	3,150,000	$1.030	377
2015	Purchased	Put	Natural Gas Liquids	1,260,000	$0.883	183

Crude Oil
2013	Purchased	Put	Crude Oil	147,000	$100.100	989
2014	Purchased	Put	Crude Oil	448,500	$94.685	4,313
2015	Purchased	Put	Crude Oil	270,000	$89.175	2,953

Total Options						$15,780

Total APL net assets						$39,731

(1)	See Note 10 for discussion on fair value methodology.
(2)	Volumes for natural gas are stated in MMBtu’s. Volumes for NGLs are stated in gallons. Volumes for crude oil are stated in barrels.

The following tables summarize APL’s derivatives not designated as hedges, which are included within gain on mark-to market derivatives on the Partnerships consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gain recognized in gain on mark-to-market derivatives:
Commodity contract – realized(1)	$2,844	$3,685	$4,480	$2,922
Commodity contract – unrealized(2)	24,263	64,162	10,544	52,890

Gain on mark-to-market derivatives	$27,107	$67,847	$15,024	$55,812

(1)	Realized gain represents the gain incurred when the derivative contract expires and/or is cash settled.
(2)	Unrealized gain represents the mark-to-market gain recognized on open derivative contracts, which have not yet been settled.

The fair value of the derivatives included in the Partnership’s consolidated balance sheets for the periods indicated was as follows (in thousands):

	June 30, 2013	December 31, 2012
Current portion of derivative asset	$64,402	$35,351
Long-term derivative asset	26,759	16,840
Current portion of derivative liability	(167)	—
Long-term derivative liability	(130)	(888)

Total Partnership net asset	$90,864	$51,303

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Partnership, ARP and APL use a market approach fair value methodology to value the assets and liabilities for their outstanding derivative contracts (see Note 9). The Partnership, ARP and APL manage and report derivative assets and liabilities on the basis of their exposure to market risks and credit risks by counterparty. The Partnership, ARP’s and APL’s commodity derivative contracts, with the exception of APL’s NGL fixed price swaps and NGL options, are valued based on observable market data related to the change in price of the underlying commodity and are therefore defined as Level 2 assets and liabilities within the same class of nature and risk. These derivative instruments are calculated by utilizing commodity indices quoted prices for futures and options contracts traded on open markets that coincide with the underlying commodity, expiration period, strike price (if applicable) and pricing formula utilized in the derivative instrument.

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

Information for the Partnership’s, ARP’s and APL’s assets and liabilities measured at fair value at June 30, 2013 and December 31, 2012 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of June 30, 2013
Derivative assets, gross
Commodity puts	$—	$627	$—	$627
Commodity swaptions	—	2,965	—	2,965
ARP Commodity swaps	—	22,544	—	22,544
ARP Commodity puts	—	7,793	—	7,793
ARP Commodity options	—	6,983	—	6,983
ARP Commodity swaptions	—	19,465	—	19,465
APL Commodity swaps	—	4,041	21,691	25,732
APL Commodity options	—	8,574	7,206	15,780

Total derivative assets, gross	—	72,992	28,897	101,889

Derivative liabilities, gross
Commodity puts	—	—	—	—
Commodity swaptions	—	—	—	—
ARP Commodity swaps	—	(7,914)	—	(7,914)
ARP Commodity puts	—	—	—	—
ARP Commodity options	—	(1,330)	—	(1,330)
ARP Commodity swaptions	—	—	—	—
APL Commodity swaps	—	(1,462)	(319)	(1,781)

Total derivative liabilities, gross	—	(10,706)	(319)	(11,025)

Total derivatives, fair value, net	$—	$62,286	$28,578	$90,864

As of December 31, 2012
Derivative assets, gross
ARP Commodity swaps	$—	$15,859	$—	$15,859
ARP Commodity puts	—	2,991	—	2,991
ARP Commodity options	—	10,923	—	10,923
APL Commodity swaps	—	2,007	17,573	19,580
APL Commodity options	—	7,322	6,269	13,591

Total derivative assets, gross	—	39,102	23,842	62,944

Derivative liabilities, gross
ARP Commodity swaps	—	(6,813)	—	(6,813)
ARP Commodity puts	—	—	—	—
ARP Commodity options	—	(2,676)	—	(2,676)
APL Commodity swaps	—	(1,393)	(759)	(2,152)

Total derivative liabilities, gross	—	(10,882)	(759)	(11,641)

Total derivatives, fair value, net	$—	$28,220	$23,083	$51,303

APL’s Level 3 fair value amounts relates to its derivative contracts on NGL fixed price swaps and NGL options. The following table provides a summary of changes in fair value of APL’s Level 3 derivative instruments for the periods indicated (in thousands):

	NGL Fixed Price Swaps		NGL Put Options		Total
	Gallons	Amount	Gallons	Amount	Amount
Balance – January 1, 2013	87,066	$16,814	38,556	$6,269	$23,083
New contracts(1)	48,132	—	5,670	619	619
Cash settlements from unrealized gain (loss)(2)(3)	(28,476)	(8,831)	(16,632)	3,497	(5,334)
Net change in unrealized loss(2)	—	13,389	—	2,002	15,391
Option premium recognition(3)	—	—	—	(5,181)	(5,181)

Balance – June 30, 2013	106,722	$21,372	27,594	$7,206	$28,578

(1)	Swaps are entered into with no value on the date of trade. Options include premiums paid, which are included in the value of the derivatives on the date of trade.
(2)	Included within gain on mark-to-market derivatives on the Partnership’s consolidated statements of operations.
(3)	Includes option premium cost reclassified from unrealized gain (loss) to realized gain (loss) at time of option expiration.

The following table provides a summary of the unobservable inputs used in the fair value measurement of APL’s NGL fixed price swaps at June 30, 2013 and December 31, 2012 (in thousands):

	Gallons	Third Party Quotes(1)	Adjustments(2)	Total Amount
As of June 30, 2013
Propane swaps	81,900	$16,565	$(180)	$16,385
Isobutane swaps	5,040	(1,072)	752	(320)
Normal butane swaps	3,780	952	169	1,121
Natural gasoline swaps	16,002	6,460	(2,274)	4,186

Total NGL swaps – June 30, 2013	106,722	$22,905	$(1,533)	$21,372

As of December 31, 2012
Propane swaps	69,678	$16,302	$(552)	$15,750
Isobutane swaps	1,134	(219)	187	(32)
Normal butane swaps	6,174	(909)	242	(667)
Natural gasoline swaps	10,080	3,247	(1,484)	1,763

Total NGL swaps – December 31, 2012	87,066	$18,421	$(1,607)	$16,814

(1)	Based upon the difference between the quoted market price provided by the third party and the fixed price of the swap.
(2)	Product and location basis differentials calculated through the use of a regression model, which compares the difference between the settlement prices for the products and locations quoted by the third party and the settlement prices for the actual products and locations underlying the derivatives, using a three year historical period.

The following table provides a summary of the regression coefficient utilized in the calculation of the unobservable inputs for the Level 3 fair value measurements for APL’s NGL fixed price swaps for the periods indicated (in thousands):

		Adjustment Based upon Regression Coefficient
	Level 3 Fair Value Adjustments	Lower 95%	Upper 95%	Average Coefficient
As of June 30, 2013
Propane swaps	$(180)	0.8951	0.9050	0.9001
Isobutane swaps	752	1.1225	1.1319	1.1272
Normal butane swaps	169	1.0361	1.0405	1.0383
Natural gasoline swaps	(2,274)	0.9116	0.9321	0.9219

Total NGL swaps – June 30, 2013	$(1,533)

As of December 31, 2012
Propane swaps	$(552)	0.9019	0.9122	0.9071
Isobutane swaps	187	1.1285	1.1376	1.1331
Normal butane swaps	242	1.0370	1.0416	1.0393
Natural gasoline swaps	(1,484)	0.8988	0.9169	0.9078

Total NGL swaps – December 31, 2012	$(1,607)

APL had $9.1 million and $7.8 million of NGL linefill at June 30, 2013 and December 31, 2012, respectively, which were included within prepaid expenses and other on the Partnership’s consolidated balance sheets. The NGL linefill represents amounts receivable for NGLs delivered to counterparties for which the counterparty will pay at a designated later period at a price determined by the then market price. APL’s NGL linefill is defined as a Level 3 asset and is valued using the same forward price curve utilized to value APL’s NGL fixed price swaps. The product/location adjustment based upon the multiple regression analysis, which was included in the value of the linefill, was a reduction of $0.3 million and $0.4 million as of June 30, 2013 and December 31, 2012, respectively.

The following table provides a summary of changes in fair value of APL’s NGL linefill for the six months ended June 30, 2013 (in thousands):

	NGL Linefill
	Gallons	Amount

Balance – January 1, 2013	9,148	$7,783
NGL linefill additions(1)	2,862	2,659
Net change in NGL linefill valuation(2)	—	(1,366)

Balance – June 30, 2013	12,010	$9,076

(1)	NGL linefill resulting from the addition of new transportation contracts.
(2)	Included within gathering and processing revenues on the Partnership’s consolidated statements of operations.

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

The Partnership and its subsidiaries’ other current assets and liabilities on its consolidated balance sheets are considered to be financial instruments. The estimated fair values of these instruments approximate their carrying amounts due to their short-term nature and thus are categorized as Level 1. The estimated fair values of the Partnership and its subsidiaries’ debt at June 30, 2013 and December 31, 2012, which consist principally of ARP’s and APL’s senior notes and borrowings under ARP’s and APL’s revolving and term loan credit facilities, were $1,838.2 million and $1,576.9 million, respectively, compared with the carrying amounts of $1,944.8 million and $1,540.3 million, respectively. The carrying values of outstanding borrowings under the respective revolving and term loan credit facilities, which bear interest at variable interest rates, approximated their estimated fair values. The estimated fair values of the ARP and APL senior notes were based upon the market approach and calculated using the yields of the ARP and APL senior notes as provided by financial institutions and thus were categorized as a Level 3 value.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

ARP estimates the fair value of its asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors at the date of establishment of an asset retirement obligation such as: amounts and timing of settlements, the credit-adjusted risk-free rate of ARP and estimated inflation rates (see Note 7). Information for assets and liabilities that were measured at fair value on a nonrecurring basis for the three and six months ended June 30, 2013 and 2012 was as follows (in thousands):

	Three Months Ended June 30,
	2013		2012
	Level 3	Total	Level 3	Total
Asset retirement obligations	$599	$599	$3,911	$3,911

Total	$599	$599	$3,911	$3,911

	Six Months Ended June 30,
	2013		2012
	Level 3	Total	Level 3	Total
Asset retirement obligations	$1,244	$1,244	$4,092	$4,092

Total	$1,244	$1,244	$4,092	$4,092

On May 7, 2013, APL completed the TEAK Acquisition (see Note 3). The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs. As of June 30, 2013, the accounting for the TEAK Acquisition has not been completed. These inputs require significant judgments and estimates by APL’s management at the time of the valuation are subject to change.

In February 2012, APL acquired a gas gathering system and related assets for an initial net purchase price of $19.0 million. APL agreed to pay up to an additional $12.0 million, payable in two equal amounts, if certain volumes are achieved on the acquired gathering system within a specified time period (“Trigger Payments”). Sufficient volumes were achieved in December 2012, and APL paid the first Trigger Payment of $6.0 million in January 2013. As of June 30, 2013, the fair value of the remaining Trigger Payment resulted in a $6.0 million long-term liability, which was recorded within other long-term liabilities on the Partnership’s consolidated balance sheets. The range of the undiscounted amounts APL could pay related to the remaining Trigger Payment is up to $6.0 million.

NOTE 11 – INCOME TAXES

In connection with the Cardinal Acquisition (see Note 3), APL acquired a taxable subsidiary in December 2012. The components of the federal and state income tax benefit for APL’s taxable subsidiary at June 30, 2013 are as follows (in thousands):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013

Deferred benefit:
Federal	$(25)	$(33)
State	(3)	(4)

Total income tax benefit	$(28)	$(37)

As of June 30, 2013 and December 31, 2012, APL had non-current net deferred income tax liabilities of $35.5 million and $30.3 million, respectively. The components of net deferred tax liabilities as of June 30, 2013 and December 31, 2012 consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Deferred tax assets:
Net operating loss tax carryforwards and alternative minimum tax credits	$11,536	$10,277

Deferred tax liabilities:
Excess of asset carrying value over tax basis	(47,049)	(40,535)

Net deferred tax liabilities	$(35,513)	$(30,258)

As of June 30, 2013, APL had net operating loss carry forwards for federal income tax purposes of approximately $29.6 million, which expire at various dates from 2029 to 2032. APL believes it more likely than not that the deferred tax asset will be fully utilized.

NOTE 12 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

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

Relationship between ARP and APL. In the Chattanooga Shale, a portion of the natural gas produced by ARP is gathered and processed by APL. For both three month periods ended June 30, 2013 and 2012, $0.1 million of gathering fees paid by ARP to APL were eliminated in consolidation. For the six months ended June 30, 2013 and 2012, $0.2 million and $0.2 million of gathering fees paid by ARP to APL, respectively, were eliminated in consolidation.

In Lycoming, Pennsylvania, APL has agreed to provide assistance in the design and construction management services for ARP with respect to a pipeline. The total estimated price for the project is under $2.5 million.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

General Commitments

ARP is the managing general partner of the Drilling Partnerships and has agreed to indemnify each investor partner from any liability that exceeds such partner’s share of Drilling Partnership assets. Subject to certain conditions, investor partners in certain Drilling Partnerships have the right to present their interests for purchase by ARP, as managing general partner. ARP is not obligated to purchase more than 5% to 10% of the units in any calendar year. Based on its historical experience, as of June 30, 2013, the management of ARP believes that any such liability incurred would not be material. Also, ARP has agreed to subordinate a portion of its share of net partnership revenues from the Drilling Partnerships to the benefit of the investor partners until they have received specified returns, typically 10% per year determined on a cumulative basis, over a specific period, typically the first five to seven years, in accordance with the terms of the partnership agreements. For the three months ended June 30, 2013 and 2012, $2.1 million and $1.4 million, respectively, of ARP’s revenues, net of corresponding production costs, were subordinated, which reduced its cash distributions received from the Drilling Partnerships. For the six months ended June 30, 2013 and 2012, $4.3 million and $1.8 million, respectively, of ARP’s revenues, net of corresponding production costs, were subordinated, which reduced its cash distributions received from the Drilling Partnerships.

The Partnership and its subsidiaries are party to employment agreements with certain executives that provide compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

APL has certain long-term unconditional purchase obligations and commitments, primarily transportation contracts. These agreements provide for transportation services to be used in the ordinary course of APL’s operations. Transportation fees paid related to these contracts were $3.1 million and $2.5 million for the three months ended June 30, 2013 and 2012, respectively, and $6.1 million and $5.0 million for the six months ended June 30, 2013 and 2012, respectively. The future fixed and determinable portions of APL’s obligations as of June 30, 2013 were as follows: 2013 – $4.9 million; 2014 – $9.5 million; and 2015-2017 – $3.5 million per year.

As of June 30, 2013, ARP and APL are committed to expend approximately $219.7 million on drilling and completion expenditures, pipeline extensions, compressor station upgrades and processing facility upgrades.

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

Atlas Resource Partners

Equity Offerings

In June 2013, in connection with entering into a purchase agreement to acquire certain producing wells and net acreage from EP Energy (see Note 18), ARP sold an aggregate of 14,950,000 (including a 1,950,000 over-allotment) of its common limited partner units in a public offering at a price of $21.75 per unit, yielding net proceeds of approximately $313.1 million. ARP utilized the net proceeds from the sale to repay the outstanding balance under its revolving credit facility (see Note 8).

In May 2013, ARP entered into an equity distribution program with Deutsche Bank Securities Inc., as representative of several banks. Pursuant to the equity distribution program, ARP may sell, from time to time through the agents, common units having an aggregate offering price of up to $25.0 million. Sales of common limited partner units, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the New York Stock Exchange, the existing trading market for the common limited partner units, or sales made to or through a market maker other than on an exchange or through an electronic communications network. ARP will pay each of the agents a commission, which in each case shall not be more than 2.0% of the gross sales price of common limited partner units sold through such agent. During the three and six months ended June 30, 2013, ARP issued 309,174 common limited partner units under the equity distribution program for net proceeds of $7.1 million, net of $0.3 million in commissions paid. ARP utilized the net proceeds from the sale to repay borrowings outstanding under its revolving credit facility.

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

In connection with the issuance of ARP’s common and preferred units, the Partnership recorded gains of $25.2 million and $48.4 million within partners’ capital and a corresponding decrease in non-controlling interests on its consolidated statements of partners’ capital during the six months ended June 30, 2013 and 2012, respectively.

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

Atlas Pipeline Partners

Equity Offerings

In April 2013, APL sold 11,845,000 of its common units at a price to the public of $34.00 per unit, yielding net proceeds of $388.4 million after underwriting commissions and expenses. APL also received a capital contribution from the Partnership of $8.3 million to maintain its 2.0% general partnership interest in APL. APL used the proceeds from this offering to fund a portion of the purchase price of the TEAK Acquisition (see Note 3).

In May 2013, APL issued $400.0 million of its Class D Preferred Units in a private placement transaction, at a negotiated price per unit of $29.75, resulting in net proceeds of $397.7 million pursuant to the Class D preferred unit purchase agreement dated April 16, 2013 (the “Commitment Date”). The Partnership, as general partner, contributed $8.2 million to maintain its 2.0% general partnership interest in APL, upon the issuance of the Class D Preferred Units. APL used the proceeds to fund a portion of the purchase price of the TEAK Acquisition (see Note 3).

The Class D Preferred Units were offered and sold in a private transaction exempt from registration under Section 4(2) of the Securities Act. APL has the right to convert the Class D Preferred Units, in whole but not in part, beginning one year following their issuance, into common units, subject to customary anti-dilution adjustments. Unless previously converted, all Class D Preferred Units will convert into common units at the end of eight full quarterly periods following their issuance. In the event of any liquidation, dissolution or winding up of APL or the sale or other disposition of all or substantially all of the assets of APL, the holders of the Class D Preferred Units are entitled to receive, out of the assets of APL available for distribution to unit holders, prior and in preference to any distribution of any assets of APL to the holders of any other existing or subsequently issued units, an amount equal to $29.75 per Class D Preferred Unit plus any unpaid preferred distributions.

The fair value of APL’s common units on the Commitment Date of the Class D Preferred Units was $36.52 per unit, resulting in an embedded beneficial conversion discount on the Class D Preferred Units of $91.0 million. The Partnership recognized the intrinsic value of the Class D Preferred Units with the offsetting discount within non-controlling interests on the Partnership’s consolidated balance sheet as of June 30, 2013. The discount will be accreted and recognized by APL as imputed dividends over the term of the Class D Preferred Units as a reduction to APL’s net income attributable to the common limited partners and the Partnership, as general partner. For the three and six months ended June 30, 2013, APL recorded $6.7 million within income (loss) attributable to non-controlling interests for the preferred unit imputed dividend effect on the Partnership’s consolidated statements of operations to recognize the accretion of the beneficial conversion discount. APL’s Class D Preferred Units are presented combined with a net $84.3 million unaccreted beneficial conversion discount within non-controlling interests on the Partnership’s consolidated balance sheet at June 30, 2013.

The Class D Preferred Units will receive distributions of additional Class D Preferred Units for the first four full quarterly periods following their issuance, and thereafter will receive distributions in Class D Preferred Units, or cash, or a combination of Class D Preferred Units and cash, at the discretion of the Partnership, as general partner. Distributions will be determined based upon the cash distribution declared each quarter on APL’s common limited partner units plus a preferred yield premium. Class D Preferred Unit distributions, whether in kind units or in cash, will be accounted for as a reduction to APL’s net income attributable to the common limited partners and the Partnership, as general partner. For the three and six months ended June 30, 2013, APL recorded costs related to preferred unit distributions of $5.3 million within income (loss) attributable to non-controlling interests on the Partnership’s consolidated statements of operations.

Upon the issuance of the Class D Preferred Units, APL entered into a registration rights agreement pursuant to which it agreed to file a registration statement with the SEC to register the resale of the common units issuable upon conversion of the Class D Preferred Units. APL agreed to use its commercially reasonable efforts to have the registration statement declared effective within 180 days of the date of conversion.

APL has an equity distribution program with Citigroup Global Markets, Inc. (“Citigroup”). Pursuant to this program, APL may offer and sell from time to time through Citigroup, as its sales agent, common units having an aggregate value of up to $150.0 million. Sales of common limited partner units, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the New York Stock Exchange, the existing trading market for the common limited partner units, or sales made to or through a market maker other than on an exchange or through an electronic communications network. APL will pay Citigroup a commission, which in each case shall not be more than 2.0% of the gross sales price of common limited partner units sold. During the three and six months ended June 30, 2013, APL issued 642,495 and 1,090,280 common units, respectively, under the equity distribution program for net proceeds of $24.5 million and $38.9 million, net of $0.5 million and $0.8 million, respectively, in commission incurred from Citigroup. APL also received capital contributions from the Partnership of $0.5 million and $0.8 million during the three and six months ended June 30, 2013, respectively, to maintain its 2.0% general partner interest in APL. APL utilized the net proceeds from the sale to repay borrowings outstanding under its revolving credit facility.

In connection with the issuance of APL’s common units during the six months ended June 30, 2013, the Partnership recorded a $9.9 million gain within partner’s capital and a corresponding decrease in non-controlling interests on its consolidated statement of partners’ capital during the six months ended June 30, 2013. No gain was recorded during the six months ended June 30, 2012.

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

NOTE 15 – CASH DISTRIBUTIONS

The Partnership has a cash distribution policy under which it distributes, within 50 days after the end of each quarter, all of its available cash (as defined in the partnership agreement) for that quarter to its common unitholders. Distributions declared by the Partnership for the period from January 1, 2012 through June 30, 2013 were as follows (in thousands, except per unit amounts):

Date Cash Distribution Paid	For Quarter Ended	Cash Distribution per Common Limited Partner Unit	Total Cash Distributions Paid to Common Limited Partners

May 18, 2012	March 31, 2012	$0.25	$12,830
August 17, 2012	June 30, 2012	$0.25	$12,831
November 19, 2012	September 30, 2012	$0.27	$13,866
February 19, 2013	December 31, 2012	$0.30	$15,410

May 20, 2013	March 31, 2013	$0.31	$15,928

On July 24, 2013, the Partnership declared a cash distribution of $0.44 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended June 30, 2013. The $22.6 million distribution will be paid on August 19, 2013 to unitholders of record at the close of business on August 6, 2013.

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

Distributions declared by ARP from its formation through June 30, 2013 were as follows (in thousands, except per unit amounts):

Date Cash Distribution Paid	For Quarter Ended	Cash Distribution per Common Limited Partner Unit		Total Cash Distribution to Common Limited Partners	Total Cash Distribution To Preferred Limited Partners	Total Cash Distribution to the General Partner

May 15, 2012	March 31, 2012	$0.12	(1)	$3,144	$—	$64
August 14, 2012	June 30, 2012	$0.40		$12,891	$—	$263
November 14, 2012	September 30, 2012	$0.43		$15,510	$1,652	$350
February 14, 2013	December 31, 2012	$0.48		$21,107	$1,841	$618

May 15, 2013	March 31, 2013	$0.51		$22,428	$1,957	$946

(1)	Represents a pro-rated cash distribution of $0.40 per common limited partner unit for the period from March 5, 2012, the date the Partnership’s exploration and production assets were transferred to ARP, to March 31, 2012.

On July 24, 2013, ARP declared a cash distribution of $0.54 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended June 30, 2013. The $36.1 million distribution, including $1.9 million to the Partnership as general partner, and $2.1 million to its preferred limited partners, will be paid on August 14, 2013 to unitholders of record at the close of business on August 6, 2013.

APL Cash Distributions. APL is required to distribute, within 45 days after the end of each quarter, all of its available cash (as defined in its partnership agreement) for that quarter to its common unitholders and the Partnership, as general partner. If APL’s common unit distributions in any quarter exceed specified target levels, the Partnership will receive between 13% and 48% of such distributions in excess of the specified target levels. Common unit and general partner distributions declared by APL for the period from January 1, 2012 through June 30, 2013 were as follows (in thousands, except per unit amounts):

Date Cash Distribution Paid	For Quarter Ended	APL Cash Distribution per Common Limited Partner Unit	Total APL Cash Distribution to Common Limited Partners	Total APL Cash Distribution to the General Partner

May 15, 2012	March 31, 2012	$0.56	$30,030	$2,217
August 14, 2012	June 30, 2012	$0.56	$30,085	$2,221
November 14, 2012	September 30, 2012	$0.57	$30,641	$2,409
February 14, 2013	December 31, 2012	$0.58	$37,442	$3,117

May 15, 2013	March 31, 2013	$0.59	$45,382	$3,980

On July 23, 2013, APL declared a cash distribution of $0.62 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended June 30, 2013. The $54.0 million distribution, including $5.9 million to the Partnership as general partner, will be paid on August 14, 2013 to unitholders of record at the close of business on August 7, 2013.

NOTE 16 – BENEFIT PLANS

2010 Long-Term Incentive Plan

The Board of Directors of the General Partner approved and adopted the Partnership’s 2010 Long-Term Incentive Plan (“2010 LTIP”) effective February 2011. The 2010 LTIP provides equity incentive awards to officers, employees and board members and employees of its affiliates, consultants and joint-venture partners (collectively, the “Participants”) who perform services for the Partnership. The 2010 LTIP is administered by a committee consisting of the Board or committee of the Board or board of an affiliate appointed by the Board (the “LTIP Committee”), which is the Compensation Committee of the General Partner’s board of directors. Under the 2010 LTIP, the LTIP Committee may grant awards of phantom units, restricted units or unit options for an aggregate of 5,763,781 common limited partner units. At June 30, 2013, the Partnership had 4,472,652 phantom units and unit options outstanding under the 2010 LTIP, with 1,263,078 phantom units and unit options available for grant.

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

2010 Phantom Units. A phantom unit entitles a Participant to receive a Partnership common unit upon vesting of the phantom unit. In tandem with phantom unit grants, the LTIP Committee may grant Participant Distribution Equivalent Rights (“DERs”), which are the right to receive cash per phantom unit in an amount equal to, and at the same time as, the cash distributions the Partnership makes on a common unit during the period such phantom unit is outstanding. Generally, phantom units granted under the 2010 LTIP will vest over a three or four year period from the date of grant. Of the phantom units outstanding under the 2010 LTIP at June 30, 2013, there are 443,367 units that will vest within the following twelve months. All phantom units outstanding under the 2010 LTIP at June 30, 2013 include DERs. During the three months ended June 30, 2013 and 2012, the Partnership paid $0.6 million and $0.5 million, respectively, with respect to the 2010 LTIP DERs. During the six months ended June 30, 2013 and 2012, the Partnership paid $1.2 million and $1.0 million, respectively, with respect to the 2010 LTIP DERs.

The following table sets forth the 2010 LTIP phantom unit activity for the periods indicated:

	Three Months Ended June 30,
	2013		2012
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	2,041,291	$20.91	2,051,706	$20.46
Granted	10,000	48.99	17,650	34.23
Vested(1)	—	—	—	—
Forfeited	(41,423)	20.88	(3,997)	17.47

Outstanding, end of period(2)	2,009,868	$21.10	2,065,359	$20.58

Non-cash compensation expense recognized (in thousands)		$2,615		$2,884

	Six Months Ended June 30,
	2013		2012
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	2,044,227	$20.90	1,838,164	$22.11
Granted	10,000	48.99	72,950	28.49
Vested(1)	(2,936)	17.47	(7,226)	20.67
Forfeited	(41,423)	20.88	(3,997)	17.47
ARP anti-dilution adjustment(3)	—	—	165,468	—

Outstanding, end of period(2)	2,009,868	$21.10	2,065,359	$20.58

Non-cash compensation expense recognized (in thousands)		$5,723		$5,886

(1)	During the six months ended June 30, 2013 and 2012, the aggregate intrinsic values of phantom unit awards vested were $0.1 million and $0.2 million, respectively. No phantom unit awards vested during the three months ended June 30, 2013 and 2012.
(2)	The aggregate intrinsic value of phantom unit awards outstanding at June 30, 2013 was $98.5 million.
(3)	The number of 2010 phantom units was adjusted concurrently with the distribution of ARP common units.

At June 30, 2013, the Partnership had approximately $18.4 million of unrecognized compensation expense related to unvested phantom units outstanding under the 2010 LTIP based upon the fair value of the awards.

2010 Unit Options. A unit option entitles a Participant to receive a common unit of the Partnership upon payment of the exercise price for the option after completion of vesting of the unit option. The exercise price of the unit option is equal to the fair market value of the Partnership’s common unit on the date of grant of the option. The LTIP Committee also determines how the exercise price may be paid by the Participant. The LTIP Committee will determine the vesting and exercise period for unit options. Unit option awards expire 10 years from the date of grant. Generally, unit options granted under the 2010 LTIP generally will vest over a three or four year period from the date of grant. There are 572,372 unit options outstanding under the 2010 LTIP at June 30, 2013 that will vest within the following twelve months. No cash was received from the exercise of options for the three months ended June 30, 2013 and 2012. No cash was received from the exercise of options for the six months ended June 30, 2013 and 2012.

The following table sets forth the 2010 LTIP unit option activity for the periods indicated:

	Three Months Ended June 30,
	2013		2012
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of period	2,502,099	$20.52	2,581,322	$20.45

Granted	—	—	—	—
Exercised(1)	—	—	—	—
Forfeited	(39,315)	20.92	(542)	17.47

Outstanding, end of period(2)(3)	2,462,784	$20.51	2,580,780	$20.45

Options exercisable, end of period (4)	3,398	$20.85	—	$—

Non-cash compensation expense recognized (in thousands)		$1,296		$1,573

	Six Months Ended June 30,
	2013		2012
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of year	2,504,703	$20.51	2,304,300	$22.12
Granted	—	—	69,229	26.27
Exercised(1)	—	—	—	—
Forfeited	(41,919)	20.88	(542)	17.47
ARP anti-dilution adjustment(5)	—	—	207,793	—

Outstanding, end of period(2)(3)	2,462,784	$20.51	2,580,780	$20.45

Options exercisable, end of period (4)	3,398	$20.85	—	$—

Non-cash compensation expense recognized (in thousands)		$2,811		$3,134

(1)	No options were exercised during the three and six months ended June 30, 2013 and 2012.
(2)	The weighted average remaining contractual life for outstanding options at June 30, 2013 was 7.7 years.
(3)	The options outstanding at June 30, 2013 had an aggregate intrinsic value of $70.1 million.
(4)	The weighted average remaining contractual life for exercisable options at June 30, 2013 was 8.1 years. The intrinsic value of exercisable options at June 30, 2013 was $0.1 million. No options were exercisable at June 30, 2012.
(5)	The number of 2010 unit options and exercise price was adjusted concurrently with the distribution of ARP common units.

At June 30, 2013, the Partnership had approximately $8.7 million in unrecognized compensation expense related to unvested unit options outstanding under the 2010 LTIP based upon the fair value of the awards. The Partnership used the Black-Scholes option pricing model to estimate the weighted average fair value of options granted. The following weighted average assumptions were used for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Expected dividend yield	—	—	—	3.7%
Expected unit price volatility	—	—	—	47.0%
Risk-free interest rate	—	—	—	1.4%
Expected term (in years)	—	—	—	6.88
Fair value of unit options granted	—	—	—	$8.50

2006 Long-Term Incentive Plan

The Board of Directors approved and adopted the Partnership’s 2006 Long-Term Incentive Plan (“2006 LTIP”), which provides equity incentive awards to Participants who perform services for the Partnership. The 2006 LTIP is administered by the LTIP Committee. The LTIP Committee may grant such awards of either phantom units or unit options for an aggregate of 2,261,516 common limited partner units. At June 30, 2013, the Partnership had 1,177,031 phantom units and unit options outstanding under the 2006 LTIP, with 764,062 phantom units and unit options available for grant. Share based payments to non-employees, which have a cash settlement option, are recognized within liabilities in the financial statements based upon their current fair market value.

2006 Phantom Units. Generally, phantom units granted to employees under the 2006 LTIP will vest over a three or four year period from the date of grant. Awards will automatically vest upon a change of control of the Partnership, as defined in the 2006 LTIP. Of the phantom units outstanding under the 2006 LTIP at June 30, 2013, 80,719 units will vest within the following twelve months. All phantom units outstanding under the 2006 LTIP at June 30, 2013 include DERs. During the three months ended June 30, 2013 and 2012, respectively, the Partnership paid approximately $75,000 and $9,000 with respect to 2006 LTIP’s DERs. During the six months ended June 30, 2013 and 2012, respectively, the Partnership paid approximately $148,000 and $17,000 with respect to 2006 LTIP’s DERs. These amounts were recorded as reductions of partners’ capital on the Partnership’s consolidated balance sheet.

The following table sets forth the 2006 LTIP phantom unit activity for the periods indicated:

	Three Months Ended June 30,
	2013		2012
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	250,036	$34.92	37,053	$15.42
Granted	—	—	9,996	30.01
Vested(1)(2)	(11,944)	22.90	—	—
Forfeited	(1,000)	36.45	—	—

Outstanding, end of period(3)(4)	237,092	$35.52	47,049	$18.52

Non-cash compensation expense recognized (in thousands)		$1,659		$111

	Six Months Ended June 30,
	2013		2012
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	50,759	$21.02	32,641	$15.99
Granted	204,777	37.92	17,684	28.27
Vested(1)(2)	(17,444)	21.40	(6,253)	24.06
Forfeited	(1,000)	36.45	—	—
ARP anti-dilution adjustment(5)	—	—	2,977	—

Outstanding, end of period(3)(4)	237,092	$35.52	47,049	$18.52

Non-cash compensation expense recognized (in thousands)		$2,806		$278

(1)	The intrinsic value for phantom unit awards vested during the three months ended June 30, 2013 was $0.6 million. The intrinsic values for phantom unit awards vested during the six months ended June 30, 2013 and 2012 were $0.8 million and $0.2 million, respectively. No phantom unit awards vested during the three months ended June 30, 2012.
(2)	There were 624 and 1,146 vested units during the three and six months ended June 30, 2013, respectively, that were settled for approximately $33,000 and $52,000 cash, respectively. No units were settled in cash during the three and six months ended June 30, 2012.
(3)	The aggregate intrinsic value for phantom unit awards outstanding at June 30, 2013 was $11.6 million.
(4)	There was $0.9 million, $0.7 million and $0.4 million recognized as liabilities on the Partnership’s consolidated balance sheets at June 30, 2013, December 31, 2012 and June 30, 2012, respectively, representing 41,677, 44,234 and 40,524 units, respectively, due to the option of the participants to settle in cash instead of units. The respective weighted average grant date fair values for these units are $27.93, $23.25 and $20.55 as of June 30, 2013, December 31, 2012 and June 30, 2012, respectively.
(5)	The number of 2006 phantom units was adjusted concurrently with the distribution of ARP common units.

At June 30, 2013, the Partnership had approximately $6.0 million of unrecognized compensation expense related to unvested phantom units outstanding under the 2006 LTIP based upon the fair value of the awards.

2006 Unit Options. The exercise price of the unit option may be equal to or more than the fair market value of the Partnership’s common unit on the date of grant of the option. Unit option awards expire 10 years from the date of grant. Generally, unit options granted under the 2006 LTIP will vest over a three or four year period from the date of grant. Awards will automatically vest upon a change of control of the Partnership, as defined in the 2006 LTIP. There are 2,500 unit options outstanding under the 2006 LTIP at June 30, 2013 that will vest within the following twelve months. For both the three and six month periods ended June 30, 2012, the Partnership received cash of $0.1 million from the exercise of options. No cash was received from the exercise of options during the three and six months ended June 30, 2013.

The following table sets forth the 2006 LTIP unit option activity for the periods indicated:

	Three Months Ended June 30,
	2013		2012
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of period	939,939	$20.94	966,499	$20.08
Granted	—	—	—	—
Exercised(1)	—	—	(16,315)	2.98
Forfeited	—	—	—	—

Outstanding, end of period(2)(3)	939,939	$20.94	950,184	$20.37

Options exercisable, end of period(4)	929,939	$20.75	950,184	$20.37

Non-cash compensation expense recognized (in thousands)		$9		$—

	Six Months Ended June 30,
	2013		2012
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of year	929,939	$20.75	903,614	$21.52
Granted	10,000	38.51	—	—
Exercised(1)	—	—	(31,753)	2.98
Forfeited	—	—	—	—
ARP anti-dilution adjustment(5)	—	—	78,323	—

Outstanding, end of period(2)(3)	939,939	$20.94	950,184	$20.37

Options exercisable, end of period(4)	929,939	$20.75	950,184	$20.37

Non-cash compensation expense recognized (in thousands)		$16		$—

(1)	The intrinsic value of options exercised during the three and six months ended June 30, 2012 was $0.5 million and $0.9 million, respectively. No options were exercised during the three and six months ended June 30, 2013.
(2)	The weighted average remaining contractual life for outstanding options at June 30, 2013 was 3.4 years.
(3)	The aggregate intrinsic value of options outstanding at June 30, 2013 was approximately $26.4 million.
(4)	The weighted average remaining contractual lives for exercisable options at June 30, 2013 and 2012 were 3.4 years and 4.4 years, respectively. The aggregate intrinsic values of options exercisable at June 30, 2013 and 2012 were $26.3 million and $9.6 million, respectively.
(5)	The number of 2006 unit options and exercise price was adjusted concurrently with the distribution of ARP common units.

At June 30, 2013, the Partnership had $0.1 million of unrecognized compensation expense related to unvested unit options outstanding under the 2006 LTIP based upon the fair value of the awards. The Partnership uses the Black-Scholes option pricing model to estimate the weighted average fair value of options granted. The following weighted average assumptions were used for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Expected dividend yield	—	—	3.2%	—
Expected unit price volatility	—	—	30.0%	—
Risk-free interest rate	—	—	0.7%	—
Expected term (in years)	—	—	6.25	—
Fair value of unit options granted	—	—	$7.54	—

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

ARP Long-Term Incentive Plan

ARP has a 2012 Long-Term Incentive Plan effective March 2012 (the “ARP LTIP”). Awards of options to purchase units, restricted units and phantom units may be granted to officers, employees and directors of ARP’s general partner under the ARP LTIP, and such awards may be subject to vesting terms and conditions in the discretion of the administrator of the ARP LTIP. Up to 2,900,000 common units of ARP, subject to adjustment as provided for under the ARP LTIP, may be issued pursuant to awards granted under the ARP LTIP. The ARP LTIP is administered by the Compensation Committee of the board (the “ARP LTIP Committee”). At June 30, 2013, ARP had 2,340,682 phantom units, restricted units and unit options outstanding under the ARP LTIP, with 355,109 phantom units, restricted units and unit options available for grant.

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

ARP Phantom Units. Phantom units granted under the ARP LTIP generally will vest 25% of the original granted amount on each of the next four anniversaries of the date of grant. Of the phantom units outstanding under the ARP LTIP at June 30, 2013, 235,565 units will vest within the following twelve months. All phantom units outstanding under the ARP LTIP at June 30, 2013 include DERs. During the three and six months ended June 30, 2013, ARP paid $0.5 million and $1.0 million with respect to ARP LTIP’s DERs. During the three and six months ended June 30, 2012, ARP paid approximately $400 with respect to DERs. These amounts were recorded as reductions of partners’ capital on the Partnership’s consolidated balance sheet.

The following table sets forth the ARP LTIP phantom unit activity for the periods indicated:

	Three Months Ended June 30,
	2013		2012
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	1,025,261	$24.53	—	—
Granted	8,540	24.09	810,476	24.69
Vested and issued(1)	(168,994)	24.69	—	—
Forfeited	(18,875)	24.03	—	—

Outstanding, end of period(2)(3)	845,932	$24.51	810,476	$24.69

Vested and not yet issued(4)	32,750	$24.67	—	$—

Non-cash compensation expense recognized (in thousands)		$2,231		$1,740

	Six Months Ended June 30,
	2013		2012
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	948,476	$24.76	—	$—
Granted	91,790	22.15	810,476	24.69
Vested and issued (1)	(171,459)	24.69	—	—
Forfeited	(22,875)	24.23	—	—

Outstanding, end of period(2)(3)	845,932	$24.51	810,476	$24.69

Vested and not yet issued(4)	32,750	$24.67	—	$—

Non-cash compensation expense recognized (in thousands)		$5,284		$1,740

(1)	The intrinsic value of phantom unit awards vested and issued during the three and six months ended June 30, 2013 was $4.1 million and $4.2 million, respectively. No phantom unit awards vested and were issued during the three and six months ended June 30, 2012.
(2)	The aggregate intrinsic value for phantom unit awards outstanding at June 30, 2013 was $18.5 million.
(3)	There was approximately $38,000, $31,000 and $12,000 recognized as liabilities on the Partnership’s consolidated balance sheets at June 30, 2013, December 31, 2012 and June 30, 2012, respectively, representing 6,748, 3,476 and 3,476 units, respectively, due to the option of the participants to settle in cash instead of units. The respective weighted average grant date fair values for these units were $25.93, $28.75 and $28.75 at June 30, 2013, December 31, 2012 and June 30, 2012, respectively.
(4)	The intrinsic value of phantom unit awards vested, but not yet issued at June 30, 2013 was $0.8 million. No phantom unit awards had vested, but had not yet been issued at June 30, 2012.

At June 30, 2013, ARP had approximately $12.0 million in unrecognized compensation expense related to unvested phantom units outstanding under the ARP LTIP based upon the fair value of the awards.

ARP Unit Options. The exercise price of the unit option may be equal to or more than the fair market value of ARP’s common unit on the date of grant of the option. Unit option awards expire 10 years from the date of grant. Unit options granted under the ARP LTIP generally will vest 25% on each of the next four anniversaries of the date of grant. There were 372,000 unit options outstanding under the ARP LTIP at June 30, 2013 that will vest within the following twelve months. No cash was received from the exercise of options for the three and six months ended June 30, 2013 and 2012.

The following table sets forth the ARP LTIP unit option activity for the periods indicated:

	Three Months Ended June 30,
	2013		2012
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of period	1,513,500	$24.67	—	$—
Granted	500	25.35	1,499,500	24.67
Exercised(1)	—	—	—	—
Forfeited	(19,250)	24.68	—	—

Outstanding, end of period(2)(3)	1,494,750	$24.67	1,499,500	$24.67

Options exercisable, end of period(4)	374,375	$24.67	—	$—

Non-cash compensation expense recognized (in thousands)		$771		$1,274

	Six Months Ended June 30,
	2013		2012
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of year	1,515,500	$24.68	—	$—
Granted	2,500	22.88	1,499,500	24.67
Exercised(1)	—	—	—	—
Forfeited	(23,250)	24.76	—	—

Outstanding, end of period(2)(3)	1,494,750	$24.67	1,499,500	$24.67

Options exercisable, end of period(4)	374,375	$24.67	—	$—

Non-cash compensation expense recognized (in thousands)		$1,965		$1,274

(1)	No options were exercised during the three and six months ended June 30, 2013 and 2012.
(2)	The weighted average remaining contractual life for outstanding options at June 30, 2013 was 8.9 years.
(3)	There was no aggregate intrinsic value of options outstanding at June 30, 2013.
(4)

The weighted average remaining contractual life for exercisable options at June 30, 2013 was 8.9 years. There were no aggregate intrinsic values of options exercisable at June 30, 2013 and 2012. No options were exercisable at June 30, 2012.

At June 30, 2013, ARP had approximately $3.9 million in unrecognized compensation expense related to unvested unit options outstanding under the ARP LTIP based upon the fair value of the awards. ARP used the Black-Scholes option pricing model to estimate the weighted average fair value of options granted. The following weighted average assumptions were used for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Expected dividend yield	7.3%	1.5%	6.7%	1.5%
Expected unit price volatility	44.0%	47.0%	44.0%	47.0%
Risk-free interest rate	1.1%	1.0%	1.1%	1.0%
Expected term (in years)	6.88	6.25	6.35	6.25
Fair value of unit options granted	$4.91	$9.79	$4.86	$9.79

APL Long-Term Incentive Plans

APL has a 2004 Long-Term Incentive Plan (“APL 2004 LTIP”), and a 2010 Long-Term Incentive Plan, which was modified on April 26, 2011 (“APL 2010 LTIP” and collectively with the APL 2004 LTIP, the “APL LTIPs”), in which officers, employees and non-employee managing board members of APL’s general partner and employees of APL’s general partner’s affiliates and consultants are eligible to participate. The APL LTIPs are administered by APL’s compensation committee (the “APL LTIP Committee”). Under the APL LTIPs, the APL LTIP Committee may make awards of either phantom units or unit options for an aggregate of 3,435,000 common units. At June 30, 2013, APL had 909,012 phantom units outstanding under the APL LTIPs, with 1,482,642 phantom units and unit options available for grant. APL generally issues new common units for phantom units and unit options, which have vested and have been exercised. Share based payments to non-employees, which have a cash settlement option, are recognized within liabilities in the consolidated financial statements based upon their current fair market value. There were no unit options outstanding as of June 30, 2013.

APL Phantom Units. Through June 30, 2013, phantom units granted under the APL LTIPs generally had vesting periods of four years. Phantom units awarded to non-employee managing board members will vest over a four year period. Awards to non-employee members of APL’s board automatically vest upon a change of control, as defined in the APL LTIPs. Of the units outstanding under the APL LTIPs at June 30, 2013, 301,226 units will vest within the following twelve months.

All phantom units outstanding under the APL LTIPs at June 30, 2013 include DERs. The amounts paid with respect to APL LTIP DERs were $0.6 million and $0.6 million for the three months ended June 30, 2013 and 2012, respectively, and $1.2 million and $0.8 million for the six months ended June 30, 2013 and 2012, respectively. These amounts were recorded as reductions of non-controlling interest on the Partnership’s consolidated balance sheet.

The following table sets forth the APL LTIP phantom unit activity for the periods indicated:

	Three Months Ended June 30,
	2013		2012
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	1,057,083	$33.22	390,567	$21.41
Granted	36,971	38.10	693,952	34.97
Vested and issued(1)	(182,942)	32.65	(108,167)	11.35
Forfeited	(2,100)	32.95	(3,950)	24.66

Outstanding, end of period(2)(3)	909,012	$33.54	972,402	$32.19

Vested and not issued(4)	39,347	$24.91	48,647	$24.12

Non-cash compensation expense recognized (in thousands)		$3,436		$2,940

	Six Months Ended June 30,
	2013		2012
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	1,053,242	$33.21	394,489	$21.63
Granted	43,775	37.32	698,084	34.98
Vested and issued(1)	(185,905)	32.59	(116,221)	13.32
Forfeited	(2,100)	32.95	(3,950)	24.66

Outstanding, end of period(2)(3)	909,012	$33.54	972,402	$32.19

Vested and not issued(4)	39,347	$24.91	48,647	$24.12

Non-cash compensation expense recognized (in thousands)		$7,820		$3,918

(1)	The intrinsic values for phantom unit awards vested and issued were $6.6 million and $3.2 million, respectively, during the three months ended June 30, 2013 and 2012 and $6.7 million and $3.5 million, respectively, during the six months ended June 30, 2013 and 2012.
(2)	There were 22,546, 17,926 and 17,852 outstanding phantom unit awards at June 30, 2013, December 31, 2012 and June 30, 2012, respectively, which were classified as liabilities due to a cash option available on the related phantom unit awards.
(3)	The aggregate intrinsic values for phantom unit awards outstanding at June 30, 2013 and 2012 were $34.7 million and $30.3 million, respectively.
(4)	The aggregate intrinsic value for phantom unit awards vested but not issued at June 30, 2013 and 2012 was $1.5 million and $1.5 million, respectively.

At June 30, 2013, APL had approximately $17.2 million of unrecognized compensation expense related to unvested phantom units outstanding under the APL LTIPs based upon the fair value of the awards, which is expected to be recognized over a weighted average period of 2.0 years.

NOTE 17 – OPERATING SEGMENT INFORMATION

The Partnership’s operations include three reportable operating segments (see Note 1). These operating segments reflect the way the Partnership manages its operations and makes business decisions. Operating segment data for the periods indicated were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Atlas Resource:
Revenues	$83,326	$37,045	$195,374	$108,146
Operating costs and expenses	(62,125)	(41,958)	(150,751)	(103,004)
Depreciation, depletion and amortization expense	(22,197)	(10,822)	(43,405)	(19,930)
Loss on asset sales and disposal	(672)	(16)	(1,374)	(7,021)
Interest expense	(4,508)	(956)	(11,397)	(1,106)

Segment loss	$(6,176)	$(16,707)	$(11,553)	$(22,915)

Atlas Pipeline:
Revenues	$560,467	$325,998	$970,419	$619,213
Operating costs and expenses	(479,874)	(220,165)	(841,592)	(477,360)
Depreciation, depletion and amortization expense	(46,383)	(21,712)	(76,841)	(42,554)
Loss on asset sales and disposal	(1,519)	—	(1,519)	—
Interest expense	(22,581)	(9,269)	(41,267)	(17,977)
Loss on early extinguishment of debt	(19)	—	(26,601)	—

Segment income (loss)	$10,091	$74,852	$(17,401)	$81,322

Corporate and other:
Revenues	$2	$—	$104	$307
Operating costs and expenses	(8,664)	(6,506)	(17,356)	(21,984)
Interest expense	(442)	(69)	(677)	(302)

Segment loss	$(9,104)	$(6,575)	$(17,929)	$(21,979)

Reconciliation of segment income (loss) to net loss:
Segment income (loss):
Atlas Resource	$(6,176)	$(16,707)	$(11,553)	$(22,915)
Atlas Pipeline	10,091	74,852	(17,401)	81,322
Corporate and other	(9,104)	(6,575)	(17,929)	(21,979)

Net income (loss)	$(5,189)	$51,570	$(46,883)	$36,428

Capital expenditures:
Atlas Resource	$71,565	$26,694	$130,052	$45,652
Atlas Pipeline	107,193	65,221	215,709	146,388
Corporate and other	—	—	—	—

Total capital expenditures	$178,758	$91,915	$345,761	$192,040

	June 30, 2013	December 31, 2012

Balance sheet:
Goodwill:
Atlas Resource	$31,784	$31,784
Atlas Pipeline	502,321	319,285
Corporate and other	—	—

	$534,105	$351,069

Total assets:
Atlas Resource	$1,624,895	$1,498,952
Atlas Pipeline	4,304,174	3,065,638
Corporate and other	33,010	32,604

	$5,962,079	$4,597,194

NOTE 18 – SUBSEQUENT EVENTS

Arkoma Acquisition. On July 31, 2013, the Partnership completed the acquisition of the Arkoma assets from EP Energy, a wholly-owned subsidiary of EP Energy, LLC, and EPE Nominee Corp. Pursuant to the purchase and sale agreement with EP Energy, the Partnership acquired the Arkoma basin assets for approximately $64.5 million in cash, net of purchase price adjustments (the “Arkoma Acquisition”), while ARP acquired certain assets from EP Energy for approximately $705.9 million in cash, net of purchase price adjustments (collectively the “EP Energy Acquisition”). The EP Energy Acquisition had an effective date of May 1, 2013.

Secured Term Facility. On July 31, 2013, in connection with the Arkoma Acquisition, the Partnership received net proceeds of $237.6 million under a $240.0 million secured term facility with a group of outside investors (the “Term Facility”). The Term Facility has a maturity date of July 31, 2019. Borrowings under the Term Facility bear interest, at the Partnership’s election at either LIBOR plus an applicable margin of 5.50% per annum or the alternate base rate, as defined (“ABR”) plus an applicable margin of 4.50% per annum. Interest is generally payable quarterly for ABR loans and, for LIBOR loans at the interest periods selected by the Partnership. The Partnership is required to repay principal at the rate of $0.6 million per quarter until the maturity date when the balance is due.

The Term Facility contains customary covenants, similar to those in the Partnership’s credit facility, that limit the Partnership’s ability to incur additional indebtedness, grant liens, make loans or investments, make distributions if a default exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions including a sale of all or substantially all of the Partnership’s assets. The Term Facility also contains a covenant that requires the Partnership to maintain a ratio of Total Funded Debt (as defined in the Term Facility) to EBITDA (as defined in the Term Facility) the same as those in the Partnership’s credit facility. The events which constitute events of default are also customary for credit facilities of this nature, including payment defaults, breaches of representations, warranties or covenants, defaults in the payment of other indebtedness over a specified threshold, insolvency and change of control.

The Partnership’s obligations under the Term Facility are secured by first priority security interests in substantially all of its assets, including all of its ownership interests in its material subsidiaries and its ownership interests in APL and ARP. Additionally, the Partnership’s obligations under its credit facility are guaranteed by its wholly-owned subsidiaries (excluding Atlas Pipeline Partners GP, LLC) and may be guaranteed by future subsidiaries. The Term Facility is subject to an intercreditor agreement, which provides for certain rights and procedures, between the lenders under the Term Facility and the Partnership’s amended credit facility, with respect to enforcement of rights, collateral and application of payment proceeds.

Credit Facility. On July 31, 2013, in connection with the Arkoma Acquisition, the Partnership entered into an amended and restated credit agreement with a syndicate of banks that matures in July 2018. The credit facility has a maximum credit amount of $50.0 million, of which up to $5.0 million may be in the form of standby letters of credit. The Partnership’s obligations under the amended credit facility are secured by first priority security interests in substantially all of its assets, including all of its ownership interests in its material subsidiaries and its ownership interests in APL and ARP. Additionally, the Partnership’s obligations under the credit facility are guaranteed by its material wholly-owned subsidiaries, (excluding Atlas Pipeline Partners GP, LLC), and may be guaranteed by future subsidiaries. At the Partnership’s election, interest on borrowings under the credit agreement is determined by reference to either LIBOR plus an applicable margin of 5.50% per year or the ABR plus an applicable margin of 4.50% per year. Interest is generally payable quarterly for ABR loans and at the interest payment periods selected by the Partnership for LIBOR loans. The Partnership is required to pay a fee between 0.5% and 0.625% per annum on the unused portion of the commitments under the credit agreement.

The credit agreement contains customary covenants that limit the Partnership’s ability to incur additional indebtedness, grant liens, make loans or investments, make distributions if a default exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions including a sale of all or substantially all of the Partnership’s assets. The credit agreement also contains covenants that (i) require the Partnership to maintain a ratio of Total Funded Debt (as defined in the credit agreement) to EBITDA (as defined in the credit agreement) not greater than 4.50 to 1.0 as of the last day of the quarter ending September 30, 2013; 4:00 to 1:00 as of the last day of each of the quarters ending on or before September 30, 2015; and 3:50 to 1:00 for the last day of each of the quarters thereafter, and (ii) require the Partnership to enter into swaps agreements with respect to the assets being acquired in Arkoma Acquisition.

Purchase of ARP Preferred Units. In connection with the closing of the EP Energy Acquisition on July 31, 2013, the Partnership purchased $86.6 million of ARP’s newly created Class C convertible preferred units, at a negotiated price per unit of $23.10, which was the face value of the units. The Class C preferred units pay cash distributions in an amount equal to the greater of (i) $0.51 per unit and (ii) the distributions payable on each common unit at each declared quarterly distribution date. The initial Class C preferred distribution will be paid for the quarter ending September 30, 2013. The Class C preferred units have no voting rights, except as set forth in the certificate of designation for the Class C preferred units, which provides, among other things, that the affirmative vote of 75% of the Class C Preferred Units is required to repeal such certificate of designation. Holders of the Class C preferred units have the right to convert the Class C preferred units on a one-for-one basis, in whole or in part, into common units at any time prior to the date that is three years following the date of the issuance of the Class C preferred units. Unless previously converted, all Class C preferred units will convert into common units on the date that is three years following the date of the issuance of the Class C preferred units. Upon issuance of the Class C preferred units, the Partnership, as purchaser of the Class C preferred units, received 562,497 warrants to purchase ARP’s common units at an exercise price equal to the face value of the Class C preferred units. The Partnership was granted certain registration rights with respect to the common units underlying the Class C preferred units and the common units issuable upon exercise of the warrants (see “Issuance of Preferred Units”).

Cash Distribution. On July 24, 2013, the Partnership declared a cash distribution of $0.44 per unit on its outstanding common units, representing the cash distribution for the quarter ended June 30, 2013. The $22.6 million distribution will be paid on August 19, 2013 to unitholders of record at the close of business on August 6, 2013.

Atlas Resource

EP Energy Acquisition. On July 31, 2013, ARP completed the acquisition of assets from EP Energy for approximately $705.9 million in cash, net of purchase price adjustments. The assets acquired included coal-bed methane producing natural gas assets in the Raton Basin in northern New Mexico and the Black Warrior Basin in central Alabama. The EP Energy acquisition had an effective date of May 1, 2013.

Issuance of Preferred Units. In connection with the closing of the EP Energy Acquisition on July 31, 2013, ARP issued $86.6 million of its newly created Class C convertible preferred units to the Partnership, at a negotiated price per unit of $23.10, which was the face value of the units. The Class C preferred units were offered and sold in a private transaction exempt from registration under Section 4 (2) of the Securities Act.

Upon issuance of the Class C preferred units and warrants on July 31, 2013, ARP entered into a registration rights agreement pursuant to which it agreed to file a registration statement with the SEC to register the resale of the common units issuable upon conversion of the Class C preferred units and upon exercise of the warrants. ARP agreed to use commercially reasonable efforts to file such registration statement within 90 days of the conversion of the Class C preferred units into common units or the exercise of the warrants.

Credit Facility Amendment. On July 31, 2013, in connection with the acquisition of assets from EP Energy, ARP entered into a second amended and restated credit agreement (“ARP Credit Agreement”), which included the following changes:

•	extended the maturity date of the facility to July 31, 2018;

•	increased the borrowing base to $835.0 million and the maximum facility amount to $1.5 billion;

•

decreased the applicable margin on Eurodollar loans to between 1.75% and 2.75%, and the applicable margin on alternative base rate loans to between 0.75% and 1.75%, in each case depending upon the utilization of the borrowing base;

•

revised the ratio of Total Funded Debt (as defined in the ARP Credit Agreement) to EBITDA (as defined in the ARP Credit Agreement) (or, in the case of quarters ending on or before December 31, 2013, Annualized EBITDA) to be 4.50 to 1.0 as of the last day of the quarter ended September 13, 2013, 4.25 to 1.0 as of the last day of the quarters ended December 31, 2013 and March 31, 2014, and 4.00 to 1.0 as of the last day of each quarter thereafter;

•	removed the interest coverage covenant; and

•	added covenants requiring ARP to enter into natural gas derivative swaps agreements with respect to the assets acquired in the EP Energy acquisition.

Senior Notes. On July 30, 2013, ARP issued $250.0 million of 9.25% Senior Notes due August 15, 2021 (“9.25% ARP Senior Notes”) in a private placement transaction at a discount of 99.297%, resulting in net proceeds of approximately $242.8 million, net of underwriting fees and other offering costs. Interest will accrue from July 30, 2013, and is payable semi-annually on February 15 and August 15, with the first interest payment date being February 15, 2014. At any time prior to August 15, 2017, ARP may redeem some or all of the 9.25% ARP Senior Notes at a redemption price of 104.624%. On or after August 15, 2018, ARP may redeem some or all of the 9.25% ARP Senior Notes at the redemption price of 102.313% and on or after August 15, 2019, ARP may redeem some or all of the 9.25% ARP Senior Notes at the redemption price of 100.0%. In addition, at any time prior to August 15, 2019, ARP may redeem up to 35% of the 9.25% ARP Senior Notes with the proceeds received from certain equity offerings at 100.0%. Under certain conditions, including if ARP sells certain assets and does not reinvest the proceeds or repay senior indebtedness or if it experiences specific kinds of changes of control, ARP must offer to repurchase the 9.25% ARP Senior Notes.

Cash Distribution. On July 24, 2013, ARP declared a cash distribution of $0.54 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended June 30, 2013. The $36.1 million distribution, including $1.9 million to the Partnership as general partner and $2.1 million to its preferred limited partners, will be paid on August 14, 2013 to unitholders of record at the close of business on August 6, 2013.

Atlas Pipeline

Cash Distribution. On July 23, 2013, APL declared a cash distribution of $0.62 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended June 30, 2013. The $54.0 million distribution, including $5.9 million to the Partnership as general partner, will be paid on August 14, 2013 to unitholders of record at the close of business on August 7, 2013.

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

At June 30, 2013, our operations primarily consisted of our ownership interests in the following entities:

•

Atlas Resource Partners, L.P. (“ARP”), a publicly-traded Delaware master limited partnership (NYSE: ARP) and an independent developer and producer of natural gas, crude oil and natural gas liquids (“NGL”), with operations in basins across the United States. ARP sponsors and manages tax-advantaged investment partnerships, in which it coinvests, to finance a portion of its natural gas and oil production activities. At June 30, 2013, we owned 100% of the general partner Class A units, all of the incentive distribution rights, and an approximate 33.1% limited partner interest (20,962,485 common limited partner units) in ARP;

•

Atlas Pipeline Partners, L.P. (“APL”), a publicly traded Delaware master limited partnership (NYSE: APL) and midstream energy service provider engaged in the natural gas gathering, processing and treating services in the Anadarko, Arkoma and Permian Basins located in the southwestern and mid-continent regions of the United States; natural gas gathering services in the Appalachian Basin in the northeastern region of the United States; and NGL transportation services throughout the southwestern region of the United States. At June 30, 2013, we owned a 2.0% general partner interest, all of the incentive distribution rights, and an approximate 6.3% common limited partner interest in APL; and

•

Lightfoot Capital Partners, LP (“Lightfoot LP”) and Lightfoot Capital Partners GP, LLC (“Lightfoot GP”), the general partner of Lightfoot L.P. (collectively, “Lightfoot”), entities which incubate new master limited partnerships (“MLPs”) and invest in existing MLPs. At June 30, 2013, we had an approximate 16% general partner interest and 12% limited partner interest in Lightfoot.

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

FINANCIAL PRESENTATION

Our consolidated financial statements contain our accounts and those of our consolidated subsidiaries, all of which are wholly-owned at June 30, 2013, except for ARP and APL, which we control. Due to the structure of our ownership interests in ARP and APL, in accordance with generally accepted accounting principles, we consolidate the financial statements of ARP and APL into our financial statements rather than present our ownership interests as equity investments. As such, the non-controlling interests in ARP and APL are reflected as income attributable to non-controlling interests in our consolidated statements of operations and as a component of partners’ capital on our consolidated balance sheets. Throughout this section, when we refer to “our” consolidated financial statements, we are referring to the consolidated results for us, our wholly-owned subsidiaries and the consolidated results of ARP and APL, adjusted for non-controlling interests in ARP and APL. All significant intercompany transactions and balances have been eliminated in the consolidation of our financial statements.

SUBSEQUENT EVENTS

Arkoma Acquisition. On July 31, 2013, we completed the acquisition of the Arkoma assets from EP Energy, a wholly-owned subsidiary of EP Energy, LLC, and EPE Nominee Corp. Pursuant to the purchase and sale agreement with EP Energy, we acquired the Arkoma basin assets for approximately $64.5 million in cash, net of purchase price adjustments (the “Arkoma Acquisition”), while ARP acquired certain assets from EP Energy for approximately $705.9 million in cash, net of purchase price adjustments (collectively the “EP Energy Acquisition”). The EP Energy Acquisition had an effective date of May 1, 2013.

Secured Term Facility. On July 31, 2013, in connection with the Arkoma Acquisition, we received net proceeds of $237.6 million under a $240.0 million secured term facility with a group of outside investors (the “Term Facility”). The Term Facility has a maturity date of July 31, 2019. Borrowings under the Term Facility bear interest, at our election at either LIBOR plus an applicable margin of 5.50% per annum or the alternate base rate, as defined (“ABR”) plus an applicable margin of 4.50% per annum. Interest is generally payable quarterly for ABR loans and, for LIBOR loans at the interest periods selected by us. We are required to repay principal at the rate of $0.6 million per quarter until the maturity date when the balance is due.

The Term Facility contains customary covenants, similar to those in our credit facility, that limit our ability to incur additional indebtedness, grant liens, make loans or investments, make distributions if a default exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions including a sale of all or substantially all of our assets. The Term Facility also contains a covenant that requires us to maintain a ratio of Total Funded Debt (as defined in the Term Facility) to EBITDA (as defined in the Term Facility) the same as those in our credit facility. The events which constitute events of default are also customary for credit facilities of this nature, including payment defaults, breaches of representations, warranties or covenants, defaults in the payment of other indebtedness over a specified threshold, insolvency and change of control.

Our obligations under the Term Facility are secured by first priority security interests in substantially all of our assets, including all of our ownership interests in our material subsidiaries and our ownership interests in APL and ARP. Additionally, our obligations under our credit facility are guaranteed by our wholly-owned subsidiaries (excluding Atlas Pipeline Partners GP, LLC) and may be guaranteed by future subsidiaries. The Term Facility is subject to an intercreditor agreement, which provides for certain rights and procedures, between the lenders under the Term Facility and our amended credit facility, with respect to enforcement of rights, collateral and application of payment proceeds.

Credit Facility. On July 31, 2013, in connection with the Arkoma Acquisition, we entered into an amended and restated credit agreement with a syndicate of banks that matures in July 2018. The credit facility has a maximum credit amount of $50.0 million, of which up to $5.0 million may be in the form of standby letters of credit. Our obligations under the amended credit facility are secured by first priority security interests in substantially all of our assets, including all of our ownership interests in our material subsidiaries and our ownership interests in APL and ARP. Additionally, our obligations under the credit facility are guaranteed by our material wholly-owned subsidiaries, (excluding Atlas Pipeline Partners GP, LLC), and may be guaranteed by future subsidiaries. At our election, interest on borrowings under the credit agreement is determined by reference to either LIBOR plus an applicable margin of 5.50% per year or the ABR plus an applicable margin of 4.50% per year. Interest is generally payable quarterly for ABR loans and at the interest payment periods selected by us for LIBOR loans. We are required to pay a fee between 0.5% and 0.625% per annum on the unused portion of the commitments under the credit agreement.

The credit agreement contains customary covenants that limit our ability to incur additional indebtedness, grant liens, make loans or investments, make distributions if a default exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions including a sale of all or substantially all of our assets. The credit agreement also contains covenants that (i) require us to maintain a ratio of Total Funded Debt (as defined in the credit agreement) to EBITDA (as defined in the credit agreement) not greater than 4.50 to 1.0 as of the last day of the quarter ending September 30, 2013; 4:00 to 1:00 as of the last day of each of the quarters ending on or before September 30, 2015; and 3:50 to 1:00 for the last day of each of the quarters thereafter, and (ii) require us to enter into swaps agreements with respect to the assets being acquired in Arkoma Acquisition.

Purchase of ARP Preferred Units. In connection with the closing of the EP Energy Acquisition on July 31, 2013, we purchased $86.6 million of ARP’s newly created Class C convertible preferred units, at a negotiated price per unit of $23.10, which was the face value of the units. The Class C preferred units pay cash distributions in an amount equal to the greater of (i) $0.51 per unit and (ii) the distributions payable on each common unit at each declared quarterly distribution date. The initial Class C preferred distribution will be paid for the quarter ending September 30, 2013. The Class C preferred units have no voting rights, except as set forth in the certificate of designation for the Class C preferred units, which provides, among other things, that the affirmative vote of 75% of the Class C Preferred Units is required to repeal such certificate of designation. Holders of the Class C preferred units have the right to convert the Class C preferred units on a one-for-one basis, in whole or in part, into common units at any time prior to the date that is three years following the date of the issuance of the Class C preferred units. Unless previously converted, all Class C preferred units will convert into common units on the date that is three years following the date of the issuance of the Class C preferred units. Upon issuance of the Class C preferred units, we, as purchaser of the Class C preferred units, received 562,497 warrants to purchase ARP’s common units at an exercise price equal to the face value of the Class C preferred units. We were granted certain registration rights with respect to the common units underlying the Class C preferred units and the common units issuable upon exercise of the warrants (see “Issuance of Preferred Units”).

Cash Distribution. On July 24, 2013, we declared a cash distribution of $0.44 per unit on our outstanding common units, representing the cash distribution for the quarter ended June 30, 2013. The $22.6 million distribution will be paid on August 19, 2013 to unitholders of record at the close of business on August 6, 2013.

Atlas Resource

EP Energy Acquisition. On July 31, 2013, ARP completed the acquisition of assets from EP Energy for approximately $705.9 million in cash, net of purchase price adjustments. The assets acquired included coal-bed methane producing natural gas assets in the Raton Basin in northern New Mexico and the Black Warrior Basin in central Alabama. The EP Energy acquisition had an effective date of May 1, 2013.

Issuance of Preferred Units. In connection with the closing of the EP Energy Acquisition on July 31, 2013, ARP issued $86.6 million of its newly created Class C convertible preferred units to the Partnership, at a negotiated price per unit of $23.10, which was the face value of the units. The Class C preferred units were offered and sold in a private transaction exempt from registration under Section 4 (2) of the Securities Act.

Upon issuance of the Class C preferred units and warrants on July 31, 2013, ARP entered into a registration rights agreement pursuant to which it agreed to file a registration statement with the SEC to register the resale of the common units issuable upon conversion of the Class C preferred units and upon exercise of the warrants. ARP agreed to use commercially reasonable efforts to file such registration statement within 90 days of the conversion of the Class C preferred units into common units or the exercise of the warrants.

Credit Facility Amendment. On July 31, 2013, in connection with the acquisition of assets from EP Energy, ARP entered into a second amended and restated credit agreement (“ARP Credit Agreement”), which included the following changes:

•	extended the maturity date of the facility to July 31, 2018;

•	increased the borrowing base to $835.0 million and the maximum facility amount to $1.5 billion;

•

decreased the applicable margin on Eurodollar loans to between 1.75% and 2.75%, and the applicable margin on alternative base rate loans to between 0.75% and 1.75%, in each case depending upon the utilization of the borrowing base;

•

revised the ratio of Total Funded Debt (as defined in the ARP Credit Agreement) to EBITDA (as defined in the ARP Credit Agreement) (or, in the case of quarters ending on or before December 31, 2013, Annualized EBITDA) to be 4.50 to 1.0 as of the last day of the quarter ended September 13, 2013, 4.25 to 1.0 as of the last day of the quarters ended December 31, 2013 and March 31, 2014, and 4.00 to 1.0 as of the last day of each quarter thereafter;

•	removed the interest coverage covenant; and

•	added covenants requiring ARP to enter into natural gas derivative swaps agreements with respect to the assets acquired in the EP Energy acquisition.

Senior Notes. On July 30, 2013, ARP issued $250.0 million of 9.25% Senior Notes due August 15, 2021 (“9.25% ARP Senior Notes”) in a private placement transaction at a discount of 99.297%, resulting in net proceeds of approximately $242.8 million, net of underwriting fees and other offering costs. Interest will accrue from July 30, 2013, and is payable semi-annually on February 15 and August 15, with the first interest payment date being February 15, 2014. At any time prior to August 15, 2017, ARP may redeem some or all of the 9.25% ARP Senior Notes at a redemption price of 104.624%. On or after August 15, 2018, ARP may redeem some or all of the 9.25% ARP Senior Notes at the redemption price of 102.313% and on or after August 15, 2019, ARP may redeem some or all of the 9.25% ARP Senior Notes at the redemption price of 100.0%. In addition, at any time prior to August 15, 2019, ARP may redeem up to 35% of the 9.25% ARP Senior Notes with the proceeds received from certain equity offerings at 100.0%. Under certain conditions, including if ARP sells certain assets and does not reinvest the proceeds or repay senior indebtedness or if it experiences specific kinds of changes of control, ARP must offer to repurchase the 9.25% ARP Senior Notes.

Cash Distribution. On July 24, 2013, ARP declared a cash distribution of $0.54 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended June 30, 2013. The $36.1 million distribution, including $1.9 million to the Partnership as general partner and $2.1 million to its preferred limited partners, will be paid on August 14, 2013 to unitholders of record at the close of business on August 6, 2013.

Atlas Pipeline

Cash Distribution. On July 23, 2013, APL declared a cash distribution of $0.62 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended June 30, 2013. The $54.0 million distribution, including $5.9 million to the Partnership as general partner, will be paid on August 14, 2013 to unitholders of record at the close of business on August 7, 2013.

RECENT DEVELOPMENTS

Atlas Pipeline

Senior Note Offering. On May 10, 2013, APL issued $400.0 million of 4.75% unsecured senior notes due November 15, 2021 (“4.75% APL Senior Notes”) in a private placement transaction. The 4.75% APL Senior Notes were issued at par. APL received net proceeds of $391.5 million after underwriting commissions and other transactions costs. APL utilized the proceeds repay a portion of its outstanding indebtedness under its revolving credit agreement (see “Issuance of Units”).

TEAK Acquisition. On May 7, 2013, APL completed the acquisition of 100% of the equity interests held by TEAK Midstream, LLC (“TEAK”) for $1.0 billion in cash, subject to customary purchase price adjustments, less cash received (the “TEAK Acquisition”). The assets of these companies, which are referred to as the South TX assets, include the following gas gathering and processing facilities in Texas:

•	the Silver Oak I plant, which is a 200 MMCFD cryogenic processing facility;

•	a second 200 MMCFD cryogenic processing facility, the Silver Oak II plant, to be in service the first quarter of 2014;

•	265 miles of primarily 20-24 inch gathering and residue lines;

•	approximately 275 miles of low pressure gathering lines;

•	a 75% interest in T2 LaSalle Gathering Company L.L.C., which owns a 62 mile 24 inch gathering line;

•	a 50% interest in T2 Eagle Ford Gathering Company L.L.C., which owns a 45 mile 16 inch gathering pipeline and is currently building a 71 mile 24 inch gathering line; and

•	a 50% interest in T2 EF Cogeneration Holdings L.L.C., which is building a cogeneration facility.

Amendment to Credit Facility. On April 19, 2013, APL entered into an amendment to its revolving credit agreement, which among other changes,

•	allowed the TEAK Acquisition to be a Permitted Investment, as defined in the credit agreement;

•	did not require the joint venture interests acquired in the TEAK Acquisition to be guarantors;

•

permitted the payment of cash distributions, if any, on the Class D Preferred Units so long as we have a pro forma Minimum Liquidity, as defined in the credit agreement, of greater than or equal to $50 million; and

•

modified the definition of Consolidated Funded Debt Ratio, Interest Coverage Ratio and Consolidated EBITDA to allow for an Acquisition Period whereby the terms for calculating each of these ratios have been adjusted; and

Common Unit Offering. On April 18, 2013, APL sold 11,845,000 common units of APL in a registered public offering at a price to the public of $34.00 per unit, yielding net proceeds of $388.4 million after underwriting commissions and expenses. APL also received a capital contribution from us, general partner, of $8.3 million to maintain our 2.0% general partnership interest in APL. APL used the proceeds from this offering to fund a portion of the purchase price of the TEAK Acquisition (see “Issuance of Units”).

Preferred Unit Offering. On May 7, 2013, APL issued $400.0 million of its Class D Preferred Units in a private placement transaction, at a negotiated price per unit of $29.75, for net proceeds of $397.7 million. APL also received a capital contribution from us, as general partner, of $8.2 million to maintain our 2% general partnership interest in APL, upon the issuance of the Class D Preferred Units. APL used the proceeds to fund a portion of the purchase price of the TEAK Acquisition (see “Issuance of Units”).

Cryogenic Processing Plant. On April 12, 2013, APL placed in service a new 200 MMcfd cryogenic processing plant, known as the Driver Plant in its WestTX system in the Permian Basin of Texas, increasing the WestTX system capacity to 455 MMcfd.

Senior Notes Redemptions. On March 12, 2013, APL paid $105.6 million to redeem the remaining $97.3 million outstanding 8.75% APL Senior Notes including a $6.3 million premium and $2.0 million in accrued interest. APL funded the redemption with a portion of the net proceeds from the issuance of the 5.875% unsecured senior notes due August 1, 2023 (“5.875% APL Senior Notes”) (see “Senior Notes”). On January 28, 2013, APL commenced a cash tender offer for any and all of its outstanding $365.8 million 8.75% APL Senior Notes, excluding unamortized premium, and a solicitation of consents to eliminate most of the restrictive covenants and certain of the events of default contained in the indenture governing the 8.75% APL Senior Notes (“8.75% APL Senior Notes Indenture”) (see “Senior Notes”). In February 2013, APL accepted for purchase all 8.75% APL Senior Notes validly tendered as of the expiration of the consent solicitation and entered into a supplemental indenture amending and supplementing the 8.75% APL Senior Notes Indenture. APL also issued a notice to redeem all the 8.75% APL Senior Notes not purchased in connection with the tender offer (see “Senior Notes”).

Senior Notes Issuance. On February 11, 2013, APL issued $650.0 million of 5.875% APL Senior Notes in a private placement transaction. The 5.875% APL Senior Notes were issued at par. APL received net proceeds of $637.3 million and utilized the proceeds to redeem its outstanding 8.75% senior unsecured notes due on June 15, 2018 (“8.75% APL Senior Notes”) and repay a portion of its outstanding indebtedness under its revolving credit facility (see “Senior Notes”).

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

Atlas Resource

Common Unit Offering. In June 2013, in connection with entering into a purchase agreement to acquire certain producing wells and net acreage from EP Energy (see “Subsequent Events”), ARP sold an aggregate of 14,950,000 (including a 1,950,000 over-allotment) of its common limited partner units in a public offering at a price of $21.75 per unit, yielding net proceeds of approximately $313.1 million. ARP utilized the net proceeds from the sale to repay the outstanding balance under its revolving credit facility (see “Credit Facilities”).

Equity Distribution Program. In May 2013, ARP entered into an equity distribution program with Deutsche Bank Securities Inc., as representative of several banks. Pursuant to the equity distribution program, ARP may sell, from time to time through the agents, common units having an aggregate offering price of up to $25.0 million. Sales of common limited partner units, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the New York Stock

Exchange, the existing trading market for the common limited partner units, or sales made to or through a market maker other than on an exchange or through an electronic communications network. ARP will pay each of the agents a commission, which in each case shall not be more than 2.0% of the gross sales price of common limited partner units sold through such agent. During the three and six months ended June 30, 2013, ARP issued 309,174 common limited partner units under the equity distribution program for net proceeds of $7.1 million, net of $0.3 million in commissions paid. ARP utilized the net proceeds from the sale to repay borrowings outstanding under its revolving credit facility.

Senior Notes. On January 23, 2013, ARP issued $275.0 million of 7.75% senior unsecured notes due January 15, 2021 (“7.75% ARP Senior Notes”) in a private placement transaction at par. ARP used the net proceeds of approximately $267.8 million, net of underwriting fees and other offering costs of $7.2 million, to repay all of the indebtedness and accrued interest outstanding under its term loan credit facility and a portion of the amounts outstanding under its revolving credit facility (see “Credit Facilities”). Under the terms of ARP’s revolving credit facility, the borrowing base was reduced by 15% of the 7.75% ARP Senior Notes to $368.8 million. In connection with the retirement of ARP’s term loan credit facility and the reduction in its revolving credit facility borrowing base, ARP accelerated $3.2 million of amortization expense related to deferred financing costs in January 2013. The indenture governing the 7.75% ARP Senior Notes contains covenants, including limitations of ARP’s ability to incur certain liens, incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase, or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of ARP’s assets.

In connection with the issuance of the 7.75% ARP Senior Notes, ARP entered into registration rights agreements, whereby it agreed to (a) file an exchange offer registration statement with the SEC to exchange the privately issued notes for registered notes, and (b) cause the exchange offer to be consummated by January 23, 2014. If ARP does not meet the aforementioned deadline, the 7.75% ARP Senior Notes will be subject to additional interest, up to 1% per annum, until such time that ARP causes the exchange offer to be consummated. On July 1, 2013, ARP filed its registration statement with the SEC in satisfaction of certain requirements of the registration rights agreement.

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

•

Administration and oversight. For each well drilled by a Drilling Partnership, ARP receives a fixed fee between $15,000 and $400,000, depending on the type of well drilled. Additionally, the Drilling Partnership pays ARP a monthly per well administrative fee of $75 for the life of the well. Because ARP coinvests in the Drilling Partnerships, the net fee that it receives is reduced by ARP’s proportionate interest in the well;

•

Well services. Each Drilling Partnership pays ARP a monthly per well operating fee, currently $100 to $2,000, for the life of the well. Because ARP coinvests in the Drilling Partnerships, the net fee that it receives is reduced by ARP’s proportionate interest in the wells; and

•

Gathering. Each royalty owner, Drilling Partnership and certain other working interest owners pay ARP a gathering fee, which in general is equivalent to the fees ARP remits. In Appalachia, a majority of ARP’s Drilling Partnership wells are subject to a gathering agreement, whereby ARP remits a gathering fee of 16%. However, based on the respective Drilling Partnership agreements, ARP charges its Drilling Partnership wells a 13% gathering fee. As a result, some of ARP’s gathering expenses within its partnership management segment, specifically those in the Appalachian Basin, will generally exceed the revenues collected from in Drilling Partnerships by approximately 3%.

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

ARP’s future gas and oil reserves, production, cash flow, its ability to make payments on its debt and its ability to make distributions to its unitholders, including us, depend on ARP’s success in producing its current reserves efficiently, developing its existing acreage and acquiring additional proved reserves economically. ARP faces the challenge of natural production declines and volatile natural gas, oil and NGL prices. As initial reservoir pressures are depleted, natural gas production from particular wells decreases. ARP attempts to overcome this natural decline by drilling to find additional reserves and acquiring more reserves than it produces.

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

RESULTS OF OPERATIONS

Gas and Oil Production

Production Profile. At June 30, 2013, our consolidated gas and oil production revenues and expenses consist solely of ARP’s gas and oil production activities. Currently, ARP has focused its natural gas, crude oil and NGL production operations in various shale plays throughout the United States. ARP has certain agreements which restrict its ability to drill additional wells in certain areas of Pennsylvania, New York and West Virginia, including portions of the Marcellus Shale, which will expire on February 17, 2014. Through June 30, 2013, ARP has established production positions in the following operating areas:

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

The following table presents the number of wells ARP drilled, both gross and for its interest, and the number of gross wells it turned in line during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gross wells drilled:
Appalachia	—	5	—	14
Barnett/Marble Falls	17	—	31	—
Mississippi Lime/Hunton	8	2	13	2
Niobrara	—	—	—	51

Total	25	7	44	67

Our share of gross wells drilled(1):
Appalachia	—	2	—	4
Barnett/Marble Falls	13	—	26	—
Mississippi Lime/Hunton	2	1	6	1
Niobrara	—	—	—	15

Total	15	3	32	20

Gross wells turned in line:
Appalachia	—	10	1	28
Barnett/Marble Falls	10	—	37	—
Mississippi Lime/Hunton	9	—	10	—
Chattanooga	—	2	—	5
Niobrara	—	23	—	72

Total	19	35	48	105

(1)	Includes (i) ARP’s percentage interest in the wells in which it has a direct ownership interest and (ii) ARP’s percentage interest in the wells based on its percentage ownership in its Drilling Partnerships.

Production Volumes. The following table presents ARP’s total net natural gas, crude oil, and NGL production volumes and production per day for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Production:(1)(2)
Appalachia:(3)
Natural gas (MMcf)	2,795	3,029	5,636	5,756
Oil (000’s Bbls)	26	25	51	51
Natural gas liquids (000’s Bbls)	—	1	—	4

Total (MMcfe)	2,950	3,185	5,942	6,084

Barnett/Marble Falls:
Natural gas (MMcf)	6,043	1,775	11,989	1,775
Oil (000’s Bbls)	78	—	149	—
Natural gas liquids (000’s Bbls)	250	3	480	3

Total (MMcfe)	8,014	1,793	15,763	1,793

Mississippi Lime/Hunton:
Natural gas (MMcf)	362	—	790	—
Oil (000’s Bbls)	10	—	13	—
Natural gas liquids (000’s Bbls)	22	—	44	—

Total (MMcfe)	559	—	1,134	—

Other Operating Areas:(3)
Natural gas (MMcf)	413	476	850	940
Oil (000’s Bbls)	2	1	3	3
Natural gas liquids (000’s Bbls)	36	38	71	74

Total (MMcfe)	638	714	1,296	1,402

Total:
Natural gas (MMcf)	9,613	5,280	19,266	8,470
Oil (000’s Bbls)	117	26	216	54
Natural gas liquids (000’s Bbls)	308	42	596	81

Total (MMcfe)	12,161	5,691	24,135	9,278

Production per day:(1)(2)
Appalachia:(3)
Natural gas (Mcfd)	30,715	33,290	31,139	31,625
Oil (Bpd)	283	274	280	281
Natural gas liquids (Bpd)	2	10	2	20

Total (Mcfed)	32,421	34,995	32,830	33,429

Barnett/Marble Falls:
Natural gas (Mcfd)	66,407	19,506	66,239	9,753
Oil (Bpd)	863	—	821	—
Natural gas liquids (Bpd)	2,748	32	2,653	16

Total (Mcfed)	88,070	19,699	87,086	9,849

Mississippi Lime/Hunton:
Natural gas (Mcfd)	3,978	—	4,365	—
Oil (Bpd)	115	—	72	—
Natural gas liquids (Bpd)	245	—	244	—

Total (Mcfed)	6,138	—	6,265	—

Other Operating Areas:(3)
Natural gas (Mcfd)	4,538	5,226	4,699	5,163
Oil (Bpd)	20	16	17	17
Natural gas liquids (Bpd)	392	421	393	407

Total (Mcfed)	7,012	7,847	7,161	7,703

Total:
Natural gas (Mcfd)	105,638	58,022	106,442	46,541
Oil (Bpd)	1,281	290	1,191	297
Natural gas liquids (Bpd)	3,386	463	3,292	443

Total (Mcfed)	133,641	62,541	133,341	50,981

(1)

Production quantities consist of the sum of (i) ARP’s proportionate share of production from wells in which ARP’s has a direct interest, based on its proportionate net revenue interest in such wells, and (ii) ARP’s proportionate share of production from wells owned by the Drilling Partnerships in which it has an interest, based on ARP’s equity interest in each such Drilling Partnership and based on each Drilling Partnership’s proportionate net revenue interest in these wells.

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

Production Revenues, Prices and Costs. ARP’s production revenues and estimated gas and oil reserves are substantially dependent on prevailing market prices for natural gas, which comprised 79% of ARP’s proved reserves on an energy equivalent basis at December 31, 2012. The following table presents ARP’s production revenues and average sales prices for its natural gas, oil, and natural gas liquids production for the three and six months ended June 30, 2013 and 2012, along with ARP’s average production costs, taxes, and transportation and compression costs in each of the reported periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Production revenues (in thousands):
Appalachia:(1)
Natural gas revenue	$8,039	$9,133	$16,313	$20,102
Oil revenue	2,293	2,460	4,471	5,092
Natural gas liquids revenue	6	64	13	216

Total revenues	$10,338	$11,657	$20,797	$25,410

Barnett/Marble Falls:
Natural gas revenue	$17,228	$3,940	$34,680	$3,940
Oil revenue	7,178	2	13,457	2
Natural gas liquids revenue	6,354	147	12,615	147

Total revenues	$30,760	$4,089	$60,752	$4,089

Mississippi Lime/Hunton:
Natural gas revenue	$1,357	$—	$3,097	$—
Oil revenue	966	—	1,206	—
Natural gas liquids revenue	816	—	1,695	—

Total revenues	$3,139	$—	$5,998	$—

Other Operating Areas:(2)
Natural gas revenue	$1,759	$2,072	$3,349	$3,802
Oil revenue	158	131	267	286
Natural gas liquids revenue	940	1,511	1,995	3,037

Total revenues	$2,857	$3,714	$5,611	$7,125

Total:
Natural gas revenue	$28,383	$15,145	$57,439	$27,844
Oil revenue	10,595	2,593	19,401	5,380
Natural gas liquids revenue	8,116	1,722	16,318	3,400

Total revenues	$47,094	$19,460	$93,158	$36,624

Average sales price:
Natural gas (per Mcf):(3)
Total realized price, after hedge(4)	$3.31	$3.49	$3.32	$3.81
Total realized price, before hedge(4)	$3.47	$2.03	$3.18	$2.76
Oil (per Bbl):(3)
Total realized price, after hedge	$90.90	$98.31	$89.97	$99.89
Total realized price, before hedge	$92.33	$94.39	$91.63	$97.60

Natural gas liquids (per Bbl) total realized price:(3)	$26.34	$40.85	$27.39	$42.22

Production costs (per Mcfe):(3)
Appalachia:(1)
Lease operating expenses(5)	$1.29	$0.89	$1.22	$1.01
Production taxes	0.06	0.07	0.07	0.09
Transportation and compression	0.53	0.31	0.49	0.32

	$1.88	$1.27	$1.78	$1.42

Barnett/Marble Falls:
Lease operating expenses	$1.17	$0.41	$1.04	$0.41
Production taxes	0.30	0.19	0.29	0.19
Transportation and compression	0.15	0.30	0.10	0.30

	$1.62	$0.90	$1.43	$0.90

Mississippi Lime/Hunton:
Lease operating expenses	$1.75	$—	$1.52	$—
Production taxes	0.24	—	0.26	—
Transportation and compression	—	—	—	—

	$1.99	$—	$1.78	$—

Other Operating Areas:(2)
Lease operating expenses	$0.83	$0.63	$0.71	$0.67
Production taxes	0.13	0.09	0.12	0.07
Transportation and compression	0.18	0.16	0.18	0.16

	$1.14	$0.88	$1.01	$0.91

Total:
Lease operating expenses(5)	$1.21	$0.71	$1.09	$0.84
Production taxes	0.23	0.11	0.23	0.11
Transportation and compression	0.24	0.29	0.20	0.29

	$1.68	$1.11	$1.51	$1.24

(1)	Appalachia includes ARP’s operations located in Pennsylvania, Ohio, New York and West Virginia.
(2)	Other operating areas include ARP’s production located in the Chattanooga, New Albany/Antrim and Niobrara Shales.
(3)	“Mcf” represents thousand cubic feet; “Mcfe” represents thousand cubic feet equivalents; and “Bbl” represents barrels.
(4)

Excludes the impact of subordination of ARP’s production revenue to investor partners within its Drilling Partnerships for the three and six months ended June 30, 2013 and 2012. Including the effect of this subordination, the average realized gas sales price was $2.95 per Mcf ($3.10 per Mcf before the effects of financial hedging) and $2.87 per Mcf ($1.40 per Mcf before the effects of financial hedging) for the three months ended June 30, 2013 and 2012, respectively, and $2.98 per Mcf ($2.85 per Mcf before the effects of financial hedging) and $3.29 per Mcf ($2.24 per Mcf before the effects of financial hedging) for the six months ended June 30, 2013 and 2012, respectively.

(5)

Excludes the effects of ARP’s proportionate share of lease operating expenses associated with subordination of its production revenue to investor partners within its Drilling Partnerships for the three and six months ended June 30, 2013 and 2012. Including the effects of these costs, Appalachia lease operating expenses per Mcfe were $0.83 per Mcfe ($1.43 per Mcfe for total production costs) and $0.31 per Mcfe ($0.69 per Mcfe for total production costs) for the three months ended June 30, 2013 and 2012, respectively, and $0.84 per Mcfe ($1.40 per Mcfe for total production costs) and $0.58 per Mcfe ($1.00 per Mcfe for total production costs) for the six months ended June 30, 2013 and 2012, respectively. Including the effects of these costs, total lease operating expenses per Mcfe were $1.10 per Mcfe ($1.57 per Mcfe for total production costs) and $0.38 per Mcfe ($0.78 per Mcfe for total production costs) for the three months ended June 30, 2013 and 2012, respectively, and $1.00 per Mcfe ($1.42 per Mcfe for total production costs) and $0.56 per Mcfe ($0.96 per Mcfe for total production costs) for the six months ended June 30, 2013 and 2012, respectively.

Three Months Ended June 30, 2013 Compared with the Three Months Ended June 30, 2012. Total natural gas revenues were $28.4 million for the three months ended June 30, 2013, an increase of $13.3 million from $15.1 million for the three months ended June 30, 2012. This increase consisted primarily of a $13.3 million increase attributable to natural gas revenue associated with the newly acquired Barnett Shale/Marble Falls assets and a $1.4 million increase attributable to the newly acquired Mississippi Lime/Hunton assets, partially offset by a $1.2 million decrease attributable to lower production volume on ARP’s legacy systems. Total oil revenues were $10.6 million for the three months ended June 30, 2013, an increase of $8.0 million from $2.6 million for the comparable prior year period due principally to a $7.2 million increase attributable to oil revenue associated with the newly acquired Barnett Shale/Marble Falls assets and a $1.0 million increase attributable to oil revenue associated with the newly acquired Mississippi Lime/Hunton assets. Total natural gas liquids revenues were $8.1 million for the three months ended June 30, 2013, an increase of $6.4 million from $1.7 million for the comparable prior year period. This increase was primarily attributable to $6.2 million of NGL revenue associated with the newly acquired Barnett Shale/Marble Falls assets.

Appalachia production costs were $4.2 million for the three months ended June 30, 2013, an increase of $2.0 million from $2.2 million for the three months ended June 30, 2012. This increase was due to a $1.5 million increase in water hauling, transportation and other costs and a $0.5 million decrease in ARP’s credit received against lease operating expenses pertaining to the subordination of ARP’s revenue within its Drilling Partnerships. Production costs associated with ARP’s 2012 acquisitions in the Barnett Shale/Marble Falls and Mississippi Lime/Hunton plays were $14.1 million for the three months ended June 30, 2013 as compared to $1.6 million for the comparable prior year period. Production costs associated with ARP’s other operating areas were $0.7 million for the three months ended June 30, 2013, an increase of $0.1 million from $0.6 million for the three months ended June 30, 2012.

Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012. Total natural gas revenues were $57.4 million for the six months ended June 30, 2013, an increase of $29.6 million from $27.8 million for the six months ended June 30, 2012. This increase consisted of a $30.7 million increase attributable to natural gas revenue associated with the newly acquired Barnett Shale/Marble Falls assets and a $3.1 million increase attributable to the newly acquired Mississippi Lime/Hunton assets, partially offset by a $2.1 million increase in gas revenues subordinated to the investor partners within ARP’s Drilling Partnerships and a $2.1 million decrease primarily attributable to lower realized natural gas prices for production volume on ARP’s legacy systems. Total oil revenues were $19.4 million for the six months ended June 30, 2013, an increase of $14.0 million from $5.4 million for the comparable prior year period due to a $13.5 million increase attributable to oil revenue associated with the newly acquired Barnett Shale/Marble Falls assets and a $1.2 million increase attributable to the newly acquired Mississippi Lime/Hunton assets, partially offset by a $0.7 million decrease primarily attributable to lower realized prices on ARP’s legacy systems during the current year period. Total natural gas liquids revenues were $16.3 million for the six months ended June 30, 2013, an increase of $12.9 million from $3.4 million for the comparable prior year period. This increase was primarily attributable to $12.5 million of NGL revenue associated with the newly acquired Barnett Shale/Marble Falls assets.

Appalachia production costs were $8.3 million for the six months ended June 30, 2013, an increase of $2.2 million from $6.1 million for the six months ended June 30, 2012. This increase was due to a $1.9 million increase in water hauling, transportation and other costs, and a $0.3 million decrease in ARP’s credit received against lease operating expenses pertaining to the subordination of its revenue within its Drilling Partnerships. Production costs associated with ARP’s 2012 acquisitions in the Barnett Shale/Marble Falls and Mississippi Lime/Hunton plays were $24.6 million for the six months ended June 30, 2013 as compared to $1.6 million for the comparable prior year period. Production costs associated with ARP’s other operating areas were $1.3 million for the six months ended June 30, 2013, comparable with the six months ended June 30, 2012.

Well Construction and Completion

Drilling Program Results. At June 30, 2013, our consolidated well construction and completion revenues and expenses consist solely of ARP’s activities. The number of wells ARP drills will vary within ARP’s partnership management segment depending on the amount of capital it raises through its Drilling Partnerships, the cost of each well, the depth or type of each well, the estimated recoverable reserves attributable to each well and accessibility to the well site. The following table presents the amounts of Drilling Partnership investor capital raised and deployed (in thousands), as well as the number of gross and net development wells ARP drilled for its Drilling Partnerships during the three and six months ended June 30, 2013 and 2012. There were no exploratory wells drilled during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Drilling partnership investor capital:
Raised	$14,036	$3,000	$14,036	$3,000
Deployed	$24,851	$12,241	$81,329	$55,960

Gross partnership wells drilled:
Appalachia	—	5	—	14
Barnett/Marble Falls	7	—	7	—
Mississippi Lime/Hunton	8	2	9	2
Niobrara	—	—	—	51

Total	15	7	16	67

Net partnership wells drilled:
Appalachia	—	5	—	14
Barnett/Marble Falls	3	—	3	—
Mississippi Lime/Hunton	8	1	9	1
Niobrara	—	—	—	51

Total	11	6	12	66

Well construction and completion revenues and costs and expenses incurred represent the billings and costs associated with the completion of wells for Drilling Partnerships ARP sponsors. The following table sets forth information relating to these revenues and the related costs and number of net wells associated with these revenues during the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Average construction and completion:
Revenue per well	$2,681	$817	$4,595	$712
Cost per well	2,331	708	3,996	615

Gross profit per well	$350	$109	$599	$97

Gross profit margin	$3,242	$1,635	$10,608	$7,659

Partnership net wells associated with revenue recognized(1):
Appalachia	3	6	8	14
Barnett/Marble Falls	2	—	2	—
Mississippi Lime/Hunton	5	1	8	1
Chattanooga	—	—	—	1
Niobrara	—	8	—	63

Total	10	15	18	79

(1)	Consists of drilling partnership net wells for which well construction and completion revenue was recognized on a percentage of completion basis.

Three Months Ended June 30, 2013 Compared with the Three Months Ended June 30, 2012. Well construction and completion segment margin was $3.2 million for the three months ended June 30, 2013, an increase of $1.6 million from $1.6 million for three months ended June 30, 2012. This increase consisted of a $2.2 million increase associated with higher gross profit margin per well, partially offset by a $0.6 million decrease related to a lower number of wells recognized for revenue within ARP’s Drilling Partnerships. Average revenue and cost per well increased between periods due primarily to higher capital deployed for Mississippi Lime wells within the Drilling Partnerships during the three months ended June 30, 2013, compared with higher capital deployed for Niobrara Shale wells, which typically have a much lower cost per well as compared with ARP’s Mississippi Lime wells, during the prior year period. As ARP’s drilling contracts with the Drilling Partnerships are on a “cost-plus” basis, an increase or decrease in ARP’s average cost per well also results in a proportionate increase or decrease in its average revenue per well, which directly affects the number of wells ARP drills.

Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012. Well construction and completion segment margin was $10.6 million for the six months ended June 30, 2013, an increase of $2.9 million from $7.7 million for six months ended June 30, 2012. This increase consisted of an $8.8 million increase associated with higher gross profit margin per well, partially offset by a $5.9 million decrease related to a lower number of wells recognized for revenue within ARP’s Drilling Partnerships. Average revenue and cost per well increased between periods due primarily to higher capital deployed for Marcellus Shale, Utica Shale, and Mississippi Lime wells within the Drilling Partnerships during the six months ended June 30, 2013, compared with higher capital deployed for lower cost Niobrara Shale wells during the prior year period.

Administration and Oversight

At June 30, 2013, our consolidated administration and oversight revenues and expenses consist solely of ARP’s activities. Administration and oversight fee revenues represent supervision and administrative fees earned for the drilling and subsequent ongoing management of wells for ARP’s Drilling Partnerships. Typically, ARP receives a lower administration and oversight fee related to shallow, vertical wells it drills within the Drilling Partnerships, such as those in the Marble Falls and Niobrara Shale, as compared to deep, horizontal wells, such as those drilled in the Marcellus and Utica Shales.

Three Months Ended June 30, 2013 Compared with the Three Months Ended June 30, 2012. Administration and oversight fee revenues were $3.4 million for the three months ended June 30, 2013, an increase of $2.1 million from $1.3 million for the three months ended June 30, 2012. This increase was due to an increase in the number of Mississippi Lime wells drilled, for which ARP received higher administration fees, during the current year period in comparison to the prior year period.

Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012. Administration and oversight fee revenues were $4.5 million for the three months ended June 30, 2013, an increase of $0.4 million from $4.1 million for the three months ended June 30, 2012. This increase was due to an increase in the number of Mississippi Lime wells drilled, for which ARP received higher administration fees, during the current year period in comparison to the prior year period.

Well Services

At June 30, 2013, our consolidated well services revenues and expenses consist solely of ARP’s activities. Well services revenue and expenses represent the monthly operating fees ARP charges and the work ARP’s service company performs, including work performed for ARP’s Drilling Partnership wells during the drilling and completing phase as well as ongoing maintenance of these wells and other wells for which ARP serves as operator.

Three Months Ended June 30, 2013 Compared with the Three Months Ended June 30, 2012. Well services revenues were $4.9 million for the three months ended June 30, 2013, a decrease of $0.4 million from $5.3 million for the three months ended June 30, 2012. Well services expenses were $2.3 million for the three months ended June 30, 2013, a decrease of $0.1 million from $2.4 million for the three months ended June 30, 2012. The decrease in well services revenue is primarily related to lower equipment rental revenue during the three months ended June 30, 2013 as compared with the comparable prior year period.

Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012. Well services revenues were $9.7 million for the six months ended June 30, 2013, a decrease of $0.6 million from $10.3 million for the six months ended June 30, 2012. Well services expenses were $4.6 million for the six months ended June 30, 2013, a decrease of $0.2 million from $4.8 million for the six months ended June 30, 2012. The decrease in well services revenue is primarily related to lower equipment rental revenue during the six months ended June 30, 2013 as compared with the comparable prior year period.

Gathering and Processing

Gathering and processing margin includes the gathering and processing fees and related expenses for APL and ARP. The following table presents ARP’s and APL’s gathering and processing revenues and expenses for each of the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Gathering and Processing:	2013	2012	2013	2012
Atlas Resource:
Revenue	$4,463	$2,863	$8,048	$6,177
Expense	(4,882)	(3,831)	(9,224)	(8,426)

Gross Margin	$(419)	$(968)	$(1,176)	$(2,249)

Atlas Pipeline:
Revenue	$531,459	$253,557	$947,961	$555,384
Expense	(448,986)	(209,720)	(796,385)	(456,970)

Gross Margin	$82,473	$43,837	$151,576	$98,414

Total:
Revenue	$535,922	$256,420	$956,009	$561,561
Expense	(453,868)	(213,551)	(805,609)	(465,396)

Gross Margin	$82,054	$42,869	$150,400	$96,165

The following table presents APL’s production volumes per day and average sales prices for its natural gas, oil, and natural gas liquids production for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Pricing:(1)
Average sales price:
Natural gas sales ($/Mcf)	$3.82	$2.01	$3.59	$2.26
NGL sales ($/gallon)	$0.84	$0.80	$0.84	$0.92
Condensate sales ($/barrel)	$89.15	$87.00	$88.09	$91.95

Volumes:(1)
Gathered gas volume (Mcfd)	1,432,818	772,661	1,371,537	737,816
Processed gas volume (Mcfd)	1,253,158	681,036	1,203,953	656,875
Residue gas volume (Mcfd)	1,090,703	562,242	1,052,202	537,270
NGL volume (Bpd)	118,966	61,354	108,731	61,079
Condensate volume (Bpd)	4,543	3,584	4,090	3,246

(1)	“Mcf” represents thousand cubic feet; “Mcfd” represents thousand cubic feet per day; “Bpd” represents barrels per day.

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

Three Months Ended June 30, 2013 Compared with the Three Months Ended June 30, 2012. ARP’s net gathering and processing expense for the three months ended June 30, 2013 was $0.5 million, a decrease of $0.6 million compared with $1.1 million for the three months ended June 30, 2012. This favorable decrease was principally due to decreases in ARP’s production volume and average realized natural gas price on production volume within the Appalachian Basin between the periods.

Gathering and processing margin for APL was $82.4 million for the three months ended June 30, 2013 compared with $43.8 million for the three months ended June 30, 2012. This increase was due principally to higher production volumes, including the new volumes from the Arkoma system due to the acquisition of assets from Cardinal Midstream, LLC (the “Cardinal Acquisition”) and new volumes from the SouthTX system due to the TEAK Acquisition, partially offset by lower commodity prices.

Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012. ARP’s net gathering and processing expense for the six months ended June 30, 2013 was $1.3 million, a decrease of $1.1 million compared with $2.4 million for the six months ended June 30, 2012. This favorable decrease was principally due to decreases in ARP’s production volume and average realized natural gas price on production volume within the Appalachian Basin between the periods.

Gathering and processing margin for APL was $151.6 million for the six months ended June 30, 2013 compared with $98.4 million for the six months ended June 30, 2012. This increase was due principally to higher production volumes, including the new volumes from the Arkoma system due to the Cardinal Acquisition and new volumes from the SouthTX system due to the TEAK Acquisition, partially offset by lower commodity prices.

Gain on Mark-to-Market Derivatives

Gain on mark-to-market derivatives principally reflects the change in fair value of APL’s commodity derivatives that will settle in future periods, as APL does not apply hedge accounting to its derivatives. While APL utilizes either quoted market prices or observable market data to calculate the fair value of its natural gas and crude oil derivatives, valuations of APL’s NGL fixed price swaps are based on a forward price curve modeled on a regression analysis of quoted price curves for NGLs for similar geographic locations, and valuations of its NGL options are based on forward price curves developed by third-party financial institutions. The use of unobservable market data for APL’s fixed price swaps and NGL options has no impact on the settlement of these derivatives. However, a change in management’s estimated fair values for these derivatives could impact our net income, though it would have no impact on our liquidity or capital resources. We recognized gains of $17.8 million and $51.5 million for the three months ended June 30, 2013 and 2012, respectively, for APL’s mark-to-market gain on derivatives valued upon unobservable inputs. APL enters into derivative instruments solely to hedge its forecasted natural gas, NGLs and condensate sales against the variability in expected future cash flows attributable to changes in market prices. See further discussion of derivatives under “Item 3: Quantitative and Qualitative Disclosures About Market Risk”.

Three Months Ended June 30, 2013 Compared with the Three Months Ended June 30, 2012. Gain on mark-to-market derivatives was $27.1 million for the three months ended June 30, 2013 as compared with $67.8 million for the three months ended June 30, 2012. This unfavorable movement was primarily due to a $39.9 million unfavorable variance on the fair value revaluation of commodity derivative contracts in the current period compared to the prior year period.

Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012. Gain on mark-to-market derivatives was $15.0 million for the six months ended June 30, 2013 as compared with $55.8 million for the six months ended June 30, 2012. This unfavorable movement was primarily due to a $42.3 million unfavorable variance on the fair value revaluation of commodity derivative contracts in the current period compared to the prior year period, due to the NGL forward curve prices falling more during the prior year period.

Other, Net

Three Months Ended June 30, 2013 Compared with the Three Months Ended June 30, 2012. Other, net for the three months ended June 30, 2013 was revenue of $0.6 million which was comparable to the prior year period.

Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012. Other, net for the six months ended June 30, 2013 was revenue of $6.2 million as compared with $3.3 million for the comparable prior year period. This increase was primarily due to a $3.4 million premium amortization associated with ARP’s derivative contracts for production volumes related to wells acquired from Carrizo in the prior year period and a $1.0 million settlement of APL’s business interruption insurance, offset by a $1.2 million decrease in APL’s income from equity investments due to a loss in the current period from the SouthTX equity method investments.

OTHER COSTS AND EXPENSES

General and Administrative Expenses

The following table presents our general and administrative expenses and those attributable to ARP and APL for each of the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
General and Administrative expenses:
Atlas Energy	$8,741	$6,624	$17,504	$22,185
Atlas Resource	14,217	20,538	31,784	32,280
Atlas Pipeline	30,916	10,445	45,244	20,390

Total	$53,874	$37,607	$94,532	$74,855

Three Months Ended June 30, 2013 Compared with the Three Months Ended June 30, 2012 Total general and administrative expenses increased to $53.9 million for the three months ended June 30, 2013 compared with $37.6 million for the three months ended June 30, 2012. Our $8.7 million of general and administrative expenses for the three months ended June 30, 2013 represents a $2.1 million increase from the comparable prior year period, which was primarily related to a $1.2 million increase in non-recurring transaction costs and a $1.0 million increase in non-cash compensation expense, partially offset by a $0.1 million decrease in other corporate activities. ARP’s $14.2 million of general and administrative expenses for the three months ended June 30, 2013 represents a $6.3 million decrease from the comparable period primarily due to a $6.0 million decrease in non-recurring transaction costs related to ARP’s acquisitions of assets in the prior year period and a $0.3 million decrease in salaries, wages and other corporate activities. APL’s $30.9 million of general and administrative expense for the three months ended June 30, 2013 represents an increase of $20.5 million from the comparable prior year period, which was principally due to an $18.9 million increase in costs related to APL’s acquisitions of Cardinal and TEAK and a $0.5 million increase of non-cash compensation expense.

Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012. Total general and administrative expenses increased to $94.5 million for the six months ended June 30, 2013 compared with $74.9 million for the six months ended June 30, 2012. Our $17.5 million of general and administrative expenses for the six months ended June 30, 2013 represents a $4.7 million decrease from the comparable prior year period, which was primarily related to a $5.2 million decrease in non-recurring transaction costs and a $1.6 million decrease in other corporate activities, partially offset by a $2.1 million increase in non-cash compensation expense. ARP’s $31.8 million of general and administrative expenses for the six months ended June 30, 2013 represents a $0.5 million decrease from the comparable period primarily due to a $4.7 million decrease in non-recurring transaction costs related to ARP’s acquisitions of assets in the prior year period and a $0.4 million decrease in salaries, wages and other corporate activities, partially offset by a $4.2 million increase in non-cash compensation expense and a $0.4 million unfavorable movement related to a decrease in net reimbursements received under ARP’s transition services agreement with Chevron Corporation, which expired during the first quarter of 2012. APL’s $45.2 million of general and administrative expense for the six months ended June 30, 2013 represents an increase of $24.9 million from the comparable prior year period, which was principally due to an $18.9 million increase in costs related to APL’s acquisitions of Cardinal and TEAK and a $3.9 million increase of non-cash compensation expense.

Depreciation, Depletion and Amortization

The following table presents depreciation, depletion and amortization expense that was attributable to us, ARP and APL for each of the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Depreciation, depletion and amortization:
Atlas Resource	$22,197	$10,822	$43,405	$19,930
Atlas Pipeline	46,383	21,712	76,841	42,554

Total	$68,580	$32,534	$120,246	$62,484

Total depreciation, depletion and amortization increased to $68.6 million for the three months ended June 30, 2013 compared with $32.5 million for the comparable prior year period, which was due to a $11.1 million increase in ARP’s depletion expense resulting from the acquisitions it consummated during 2012 and a $25.0 million increase in depreciation expenses, primarily due to APL’s expansion capital expenditures incurred subsequent to June 30, 2012.

Total depreciation, depletion and amortization increased to $120.2 million for the six months ended June 30, 2013 compared with $62.5 million for the comparable prior year period, which was due to a $23.2 million increase in ARP’s depletion expense resulting from the acquisitions it consummated during 2012 and a $34.5 million increase in depreciation expenses, primarily due to APL’s expansion capital expenditures incurred subsequent to June 30, 2012.

The following table presents ARP’s depletion expense per Mcfe for its operations for the respective periods (in thousands, except per Mcfe data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Depletion expense:
Total	$20,580	$9,520	$40,276	$17,087
Depletion expense as a percentage of gas and oil production revenue	44%	49%	43%	47%

Depletion per Mcfe	$1.69	$1.67	$1.67	$1.84

Depletion expense varies from period to period and is directly affected by changes in ARP’s gas and oil reserve quantities, production levels, product prices and changes in the depletable cost basis of ARP’s gas and oil properties. For the three months ended June 30, 2013, depletion expense was $20.6 million, an increase of $11.1 million compared with $9.5 million for the three months ended June 30, 2012. ARP’s depletion expense of gas and oil properties as a percentage of gas and oil revenues decreased to 44% for the three months ended June 30, 2013, compared with 49% for the three months ended June 30, 2012, which was primarily due to an increase in our oil and natural gas liquids volumes as a result of ARP’s acquisitions in 2012, partially offset by a decrease in realized natural gas prices between the periods. Depletion expense per Mcfe was $1.69 for the three months ended June 30, 2013, which was consistent with the comparable prior year period. Depletion expense increased between periods principally due to an overall increase in production volume.

Depletion expense was $40.3 million for the six months ended June 30, 2013, an increase of $23.2 million compared with $17.1 million for the six months ended June 30, 2012. ARP’s depletion expense of gas and oil properties as a percentage of gas and oil revenues decreased to 43% for the six months ended June 30, 2013, compared with 47% for the six months ended June 30, 2012, which was primarily due to an increase in our oil and natural gas liquids volumes as a result of ARP’s acquisitions in 2012, partially offset by a decrease in realized natural gas prices between the periods. Depletion expense per Mcfe was $1.67 for the six months ended June 30, 2013, a decrease of $0.17 per Mcfe from $1.84 per Mcfe for the six months ended June 30, 2012, which was primarily related to lower depletion expense per Mcfe for the assets acquired during 2012. Depletion expense increased between periods principally due to an overall increase in production volume.

Loss on Asset Sales and Disposals

Three Months Ended June 30, 2013 Compared with the Three Months Ended June 30, 2012. During the three months ended June 30, 2013 and 2012, losses on asset sales and disposals were $2.2 million and approximately $16,000, respectively. ARP recognized losses of $0.7 million loss on asset disposal for the three months ended June 30, 2013 pertained to management’s decision not to drill wells on leasehold property that expired in the New Albany and Chattanooga Shales during the period. APL’s $1.5 million loss on asset sales and disposal primarily related to its decision to not pursue a project to construct pipelines in an area where acquired rights of way had expired.

Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012. During the six months ended June 30, 2013 and 2012, losses on asset sales and disposals were $2.9 million and approximately $7.0 million, respectively. ARP recognized losses on asset sales and disposals of $1.4 million and $7.0 million, respectively. The $1.4 million loss on asset disposal for the six months ended June 30, 2013 pertained to management’s decision not to drill wells on leasehold property that expired in the New Albany and Chattanooga Shales during the period. During the six months ended June 30, 2012, ARP recognized a $7.0 million loss on asset sales and disposal related to its decision to terminate a farm-out agreement with a third party for well drilling in the South Knox area of the New Albany Shale that was originally entered into in 2010. The farm-out agreement contained certain well drilling milestones which needed to be met in order for ARP to maintain ownership of the South Knox processing plant. During 2012, ARP management decided not to continue progressing towards these milestones due to the current natural gas price environment. As a result, ARP forfeited its interest in the processing plant and recorded a loss related to the net book value of the assets during the six months ended June 30, 2012. APL’s $1.5 million loss on asset sales and disposal primarily related to its decision to not pursue a project to construct pipelines in an area where acquired rights of way had expired.

Interest Expense

The following table presents our interest expense and that which was attributable to ARP and APL for each of the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest Expense:
Atlas Energy	$442	$69	$677	$302
Atlas Resource	4,508	956	11,397	1,106
Atlas Pipeline	22,581	9,269	41,267	17,977

Total	$27,531	$10,294	$53,341	$19,385

Three Months Ended June 30, 2013 Compared with the Three Months Ended June 30, 2012. Total interest expense increased to $27.5 million for the three months ended June 30, 2013 as compared with $10.3 million for the three months ended June 30, 2012. This $17.2 million increase was due to a $13.3 million increase related to APL, a $3.5 million increase related to ARP and our $0.4 million increase. The $3.5 million increase in ARP’s interest expense consisted of a $5.3 million increase associated with ARP’s issuance of $275.0 million of 7.75% ARP Senior Notes in January 2013, a $0.7 million increase in the amortization of deferred financing costs, and a $0.4 million increase associated with higher weighted-average outstanding borrowings under ARP’s revolving credit facility, partially offset by interest that was capitalized on ARP’s ongoing capital projects. The increase in amortization associated with ARP’s deferred financing costs includes $0.4 million associated with ARP’s issuance of its 7.75% ARP Senior Notes. The $13.3 million increase in interest expense for APL was primarily due to $9.5 million additional interest related to the 5.875% APL Senior Notes, $8.1 million increase in interest expense associated with APL’s 6.625% senior unsecured notes due 2020 (“6.625% APL Senior Notes”) and $2.6 million additional interest related to the 4.75% APL Senior Notes, partially offset by $7.8 million reduced interest on the 8.75% Senior Notes. The increase in the interest on the 6.625% APL Senior Notes, the 5.875% APL Senior Notes and the 4.75% APL Senior Notes is due to their issuance after June 30, 2012. The decrease in the interest for the 8.75% APL Senior Notes is due to their redemption prior to the three months ended June 30, 2013 (see “APL Senior Notes”).

Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012. Total interest expense increased to $53.3 million for the six months ended June 30, 2013 as compared with $19.4 million for the six months ended June 30, 2012. This $34.0 million increase was due to a $23.3 million increase related to APL, a $10.3 million increase related to ARP and our $0.4 million increase. The $10.3 million increase in ARP’s interest expense consisted of a $9.4 million increase associated with ARP’s issuance of the 7.75% ARP Senior Notes in January 2013, a $5.3 million increase in the amortization of deferred financing costs, and a $1.8 million increase associated with higher weighted-average outstanding borrowings under ARP’s revolving credit facility and term loan credit facility, partially offset by interest capitalized on ARP’s ongoing capital projects. The increase in amortization associated with deferred financing costs includes $3.2 million of accelerated amortization related to the retirement of ARP’s term loan credit facility and the reduction in its revolving credit facility borrowing base subsequent to ARP’s issuance of the 7.75% ARP Senior Notes. The $23.3 million increase in interest expense for APL was primarily due to a $16.3 million increase in interest expense associated with the 6.625% APL Senior Notes; $14.9 million additional interest related to the 5.875% APL Senior Notes, and $2.6 million additional interest related to the 4.75% APL Senior Notes, partially offset by $11.4 million reduced interest on the 8.75% APL Senior Notes. The increase in the interest on the 6.625% APL Senior Notes, the 5.875% APL Senior Notes and the 4.75% APL Senior Notes is due to their issuance after June 30, 2012. The decrease in the interest for the 8.75% APL Senior Notes is due to their redemption during the six months ended June 30, 2013 (see “APL Senior Notes”).

Loss on Early Extinguishment of Debt

Three Months Ended June 30, 2013 Compared with the Three Months Ended June 30, 2012. Loss on early extinguishment of debt for the three months ended June 30, 2013 was approximately $19,000. There was no loss on early extinguishment of debt for the three months ended June 30, 2012.

Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012. Loss on early extinguishment of debt for the six months ended June 30, 2013 represented $17.5 million premiums paid, an $8.0 million consent payment made with respect to the extinguishment and a $5.3 million write off of deferred financing costs, partially offset by a $4.2 million recognition of unamortized premium related to the redemption of the APL 8.75% APL Senior Notes (see “APL Senior Notes”).

(Income) Loss Attributable to Non-Controlling Interests

Three Months Ended June 30, 2013 Compared with the Three Months Ended June 30, 2012. Income attributable to non-controlling interests was $3.1 million for the three months ended June 30, 2013 as compared with $59.2 million for the comparable prior year period. (Income) loss attributable to non-controlling interests includes an allocation of APL’s and ARP’s net income to non-controlling interest holders. The decrease between the three months ended June 30, 2013 and the prior year comparable period was primarily due to the decrease in APL’s net earnings between periods, partially offset by a decrease in ARP’s net loss between periods.

Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012. Loss attributable to non-controlling interests was $26.0 million for the six months ended June 30, 2013 as compared with income of $62.6 million for the comparable prior year period. (Income) loss attributable to non-controlling interests includes an allocation of APL’s and ARP’s net income to non-controlling interest holders. The decrease between the six months ended June 30, 2013 and the prior year comparable period was primarily due to the decrease in APL’s net earnings between periods, partially offset by a decrease in ARP’s net loss between periods.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of liquidity are cash distributions received with respect to our ownership interests in ARP and APL and borrowings under our credit facility (see “Credit Facilities”). Our primary cash requirements, in addition to normal operating expenses, are for debt service, capital expenditures, and quarterly distributions to our common unitholders, which we expect to fund through operating cash flow, cash distributions received and cash on hand. Our subsidiaries’ sources of liquidity are discussed in more detail below.

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

Cash Flows – Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012

Net cash used in operating activities of $84.2 million for the six months ended June 30, 2013 represented an unfavorable movement of $59.5 million from net cash used in operating activities of $24.7 million for the comparable prior year period. The $59.5 million unfavorable movement was derived principally from a $50.5 million unfavorable movement in distributions paid to non-controlling interests and a $54.6 million unfavorable movement in working capital, partially offset by a $45.6 million favorable movement in net income (loss) excluding non-cash items. The movement in cash distributions to non-controlling interest holders was due principally to increases in cash distributions of ARP and APL. The movement in working capital was due to a $78.3 million unfavorable movement in accounts receivable, prepaid expenses and other current assets, partially offset by a $23.7 million favorable movement in accounts payable and accrued liabilities, primarily due to the timing of ARP’s and APL’s respective capital programs. The non-cash charges which primarily impacted net income included a $72.0 million increase in non-cash expenses, including depreciation, depletion and amortization, amortization of deferred financing costs and compensation expense, a $30.3 million favorable movement in non-cash gain on derivatives and a $26.6 million favorable movement in loss on early extinguishment of debt, partially offset by a $83.3 million unfavorable movement in net income (loss).

Net cash used in investing activities of $1,351.7 million for the six months ended June 30, 2013 represented an unfavorable movement of $918.8 million from net cash used in investing activities of $432.9 million for the comparable prior year period. This unfavorable movement was principally due to a $758.9 million increase in cash paid for acquisitions, a $153.7 million unfavorable movement in capital expenditures and a $6.2 million unfavorable movement in other assets. See further discussion of capital expenditures under “Capital Requirements”.

Net cash provided by financing activities of $1,469.6 million for the six months ended June 30, 2013 represented a favorable movement of $1,056.7 million from net cash provided by financing activities of $412.9 million for the comparable prior year period. This movement was principally due to a $1,296.3 million favorable movement in net proceeds from the issuance of ARP’s and APL’s long-term debt, a $1,026.1 million favorable movement in ARP’s and APL’s issuance of common and preferred limited partner units, a $490.5 million favorable movement in our and ARP’s and APL’s borrowings under their respective revolving credit facilities and a $4.7 million favorable movement in contributions from non-controlling interests, partially offset by a $1,362.4 million unfavorable movement in repayments of our and our subsidiaries’ credit facilities, a $365.8 million unfavorable movement in repayments of APL’s long-term debt, a $25.6 million unfavorable movement in payments of premium on the retirement of APL’s long-term debt, a $6.2 million unfavorable movement in distributions paid to our common limited partners and a $0.9 million unfavorable movement in deferred financing costs and other. The gross amount of borrowings and repayments under the revolving credit facilities included within net cash provided by financing activities in the consolidated statements of cash flows, which are generally in excess of net borrowings or repayments during the period or at period end, reflect the timing of cash receipts, which generally occur at specific intervals during the period and are utilized to reduce borrowings under the revolving credit facilities, and payments, which generally occur throughout the period and increase borrowings under the revolving credit facilities for us, ARP and APL, which is generally common practice for our and their industries.

Capital Requirements

At June 30, 2013, our principal assets consist of our ownership interests in ARP and APL, through which our operating activities occur (see “Subsequent Events”). As such, at June 30, 2013, we do not currently have any separate capital requirements apart from those entities. A more detailed discussion of ARP’s and APL’s capital requirements is provided below.

Atlas Resource Partners. ARP’s capital requirements consist primarily of:

•	maintenance capital expenditures – capital expenditures ARP makes on an ongoing basis to maintain its current levels of production margin over the long term; and

•

expansion capital expenditures – capital expenditures ARP makes to increase its current levels of production margin for longer than the short-term and include new leasehold interests and the development and exploitation of existing leasehold interests through acquisitions and investments in its Drilling Partnerships.

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

The following table summarizes consolidated maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Atlas Resource
Maintenance capital expenditures	$7,000	$1,750	$11,000	$3,500
Expansion capital expenditures	64,565	24,944	119,052	42,152

Total	$71,565	$26,694	$130,052	$45,652

Atlas Pipeline
Maintenance capital expenditures	$3,848	$4,000	$7,703	$8,510
Expansion capital expenditures	103,345	61,221	208,006	137,878

Total	$107,193	$65,221	$215,709	$146,388

Consolidated
Maintenance capital expenditures	$10,848	$5,750	$18,703	$12,010
Expansion capital expenditures	167,910	86,165	327,058	180,030

Total	$178,758	$91,915	$345,761	$192,040

Atlas Resource Partners. During the three months ended June 30, 2013, ARP’s $71.6 million of total capital expenditures consisted primarily of $29.1 million for wells drilled exclusively for its own account compared with $0.2 million for the comparable prior year period, $25.6 million of investments in its Drilling Partnerships compared with $4.2 million for the prior year comparable period, $9.1 million of leasehold acquisition costs compared with $19.7 million for the prior year comparable period and $7.8 million of corporate and other costs compared with $2.6 million for the prior year comparable period, which primarily related to an increase in capitalized interest expense. Capital expenditures related ARP’s investments in its Drilling Partnerships are generally incurred in periods subsequent to the period in which the funds were raised.

During the six months ended June 30, 2013, ARP’s $130.1 million of total capital expenditures consisted primarily of $65.5 million for wells drilled exclusively for its own account compared with $0.2 million for the comparable prior year period, $37.2 million of investments in its Drilling Partnerships compared with $17.4 million for the prior year comparable period, $13.4 million of leasehold acquisition costs compared with $23.7 million for the prior year comparable period and $14.0 million of corporate and other costs compared with $4.4 million for the prior year comparable period, which primarily related to an increase in capitalized interest expense.

ARP continuously evaluates acquisitions of gas and oil assets. In order to make any acquisitions in the future, ARP believes it will be required to access outside capital either through debt or equity placements or through joint venture operations with other energy companies. There can be no assurance that ARP will be successful in its efforts to obtain outside capital.

Atlas Pipeline Partners. APL’s capital expenditures increased to $107.2 million for the three months ended June 30, 2013 compared with $65.2 million for the comparable prior year period. The increase was primarily due to the completion of the Driver Plant within WestTX in April 2013 and construction costs for the Stonewall Plant within Arkoma and the Silver Oak II Plant in SouthTX.

APL’s capital expenditures increased to $215.7 million for the six months ended June 30, 2013 compared with $146.4 million for the comparable prior year period. The increase was primarily due to the completion of the Driver Plant within WestTX in April 2013 and construction costs for the Stonewall Plant within Arkoma and the Silver Oak II Plant in SouthTX.

As of June 30, 2013, ARP and APL are committed to expending approximately $219.7 million on drilling and completion expenditures, pipeline extensions, compressor station upgrades and processing facility upgrades.

OFF BALANCE SHEET ARRANGEMENTS

As of June 30, 2013, our off-balance sheet arrangements were limited to ARP’s letters of credit outstanding of $0.6 million, APL’s letters of credit outstanding of $0.4 million and ARP’s and APL’s commitments to spend $219.7 million related to ARP’s drilling and completion expenditures, and ARP’s and APL’s other capital expenditures.

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

Atlas Resource Partners’ Cash Distribution Policy: ARP’s partnership agreement requires that it distribute 100% of available cash to its common and preferred unitholders and general partner, our wholly-owned subsidiary, within 45 days following the end of each calendar quarter in accordance with their respective percentage interests. Available cash consists generally of all of ARP’s cash receipts, less cash disbursements and net additions to reserves, including any reserves required under debt instruments for future principal and interest payments. We, as ARP’s general partner, are granted discretion under the partnership agreement to establish, maintain and adjust reserves for future operating expenses, debt service, maintenance capital expenditures, and distributions for the next four quarters. These reserves are not restricted by magnitude, but only by type of future cash requirements with which they can be associated.

Available cash will generally be distributed: first, 98% to ARP’s Class B preferred unitholders and 2% to us as general partner until there has been distributed to each Class B preferred unit the greater of $0.40 and the distribution payable to common unitholders; second, 98% to ARP’s Class C preferred unitholders and 2% to us as general partner until there has been distributed to each outstanding Class C preferred unit the greater of $0.51 and the distribution payable to common unitholders; thereafter 98% to ARP’s common unitholders and 2% to us as general partner. These distribution percentages are modified to provide for incentive distributions to be paid to us, as ARP’s general partner, if quarterly distributions exceed specified targets. Incentive distributions are generally defined as all cash distributions paid to ARP’s general partner that are in excess of 2% of the aggregate amount of cash being distributed. The incentive distribution rights will entitle us to receive an increasing percentage of cash distributed by ARP as it reaches specified targets.

Atlas Pipeline Partners’ Cash Distribution Policy. APL’s partnership agreement requires that it distribute 100% of available cash to its common unitholders (subject to the rights of any other class or series of APL security with the right to share in APL’s cash distributions) and to the general partner, our wholly-owned subsidiary, within 45 days following the end of each calendar quarter in accordance with their respective percentage interests. Available cash consists generally of all of APL’s cash receipts, less cash disbursements and net additions to reserves, including any reserves required under debt instruments for future principal and interest payments.

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

Available cash is initially distributed 98% to APL’s common limited partners and 2% to its general partner. These distribution percentages are modified to provide for incentive distributions to be paid to APL’s general partner if quarterly distributions to common limited partners exceed specified targets. Incentive distributions are generally defined as all cash distributions paid to APL’s general partner that are in excess of 2.0% of the aggregate amount of cash being distributed. We, as general partner, agreed to allocate up to $3.75 million of incentive distribution rights per quarter back to APL after we receive the initial $7.0 million per quarter of incentive distribution rights.

APL’s Class D Preferred Units will receive distributions of additional Class D Preferred Units for the first four full quarterly periods beginning with the distribution for the quarter ended June 30, 2013. Thereafter, the Class D Preferred Units will receive distributions in cash, Class D Preferred Units or a combination of cash and Class D Preferred Units, at the discretion of APL. Cash distributions will be paid prior to any other distributions of available cash.

CREDIT FACILITIES

In May 2012, we entered into a credit facility with a syndicate of banks that matures in May 2016 (see “Subsequent Events”). On March 1, 2013, we amended our credit facility to increase our maximum lender commitments to $100.0 million, of which $5.0 million may be in the form of standby letters of credit. At June 30, 2013, $34.0 million was outstanding under the credit facility. Our obligations under the credit facility are secured by substantially all of our assets, including our ownership interests in APL and ARP. Additionally, our obligations under the credit facility may be guaranteed by future subsidiaries. At our election, interest on borrowings under the credit facility is determined by either LIBOR plus an applicable margin of between 3.50% and 4.50% per annum or the base rate plus an applicable margin of between 2.50% and 3.50% per annum. The applicable margin will fluctuate based on the utilization of the facility. We are required to pay a fee between 0.5% and 0.625% per annum on the unused portion of the borrowing base, which is included within interest expense on our consolidated statement of operations. At June 30, 2013, the weighted average interest rate on outstanding credit facility borrowings was 4.2%.

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

At June 30, 2013, we have not guaranteed any of ARP’s or APL’s debt obligations.

Atlas Resource

At June 30, 2013, ARP had a senior secured revolving credit facility with a syndicate of banks with a borrowing base of $430.0 million, which is scheduled to mature in March 2016 (see “Subsequent Events”). In January 2013, ARP repaid in full its $75.4 million term loan credit facility, which was scheduled to mature in May 2014, with proceeds from its issuance of 7.75% ARP Senior Notes. Up to $20.0 million of the revolving credit facility may be in the form of standby letters of credit, of which $0.6 million was outstanding at June 30, 2013. ARP’s obligations under the facility are secured by mortgages on its oil and gas properties and first priority security interests in substantially all of its assets. Additionally, obligations under the facility are guaranteed by substantially all of ARP’s subsidiaries. Borrowings under the credit facility bear interest, at ARP’s election, at either LIBOR plus an applicable margin between 1.75% and 3.00% per annum or the base rate (which is the higher of the bank’s prime rate, the Federal funds rate plus 0.5% or one-month LIBOR plus 1.00%) plus an applicable margin between 0.75% and 2.00% per annum. ARP is also required to pay a fee of 0.5% per annum on the unused portion of the borrowing base, which is included within interest expense on the our consolidated statements of operations.

The revolving credit agreement contains customary covenants that limit ARP’s ability to incur additional indebtedness, grant liens, make loans or investments, make distributions if a borrowing base deficiency or default exists or would result from the distribution, merger or consolidation with other persons, or engage in certain asset dispositions including a sale of all or substantially all of its assets. ARP was in compliance with these covenants as of June 30, 2013. The credit agreement also requires ARP to maintain a ratio of Total Funded Debt (as defined in the credit agreement) to four quarters (actual or annualized, as applicable) of EBITDA (as defined in the credit agreement) not greater than 4.25 to 1.0 as of the last day of any fiscal quarter ending on or before December 31, 2013 and 4.0 to 1.0 as of the last day of fiscal quarters ending thereafter and a ratio of current assets (as defined in the credit agreement) to current liabilities (as defined in the credit agreement) of not less than 1.0 to 1.0 as of the last day of any fiscal quarter.

On July 30, 2013, in connection with the EP Energy Acquisition, ARP entered into an amendment of its revolving credit facility (see “Subsequent Events”).

Atlas Pipeline

At June 30, 2013, APL had a $600.0 million senior secured revolving credit facility with a syndicate of banks, which matures in May 2017, of which $80.0 million was outstanding. Borrowings under APL’s credit facility bear interest, at APL’s option, at either (i) the higher of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) three-month LIBOR plus 1.00%, or (ii) the LIBOR rate for the applicable period (each plus the applicable margin). The weighted average interest rate on APL’s outstanding revolving credit facility borrowings at June 30, 2013 was 3.2%. Up to $50.0 million of the credit facility may be utilized for letters of credit, of which $0.4 million was outstanding at June 30, 2013. These outstanding letter of credit amounts were not reflected as borrowings on our consolidated balance sheet at June 30, 2013. At June 30, 2013, APL had $519.6 million of remaining committed capacity under its credit facility, subject to covenant limitations. We have not guaranteed any of the obligations under APL’s senior secured revolving credit facility.

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

The events which constitute an event of default under the revolving credit facility are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreement, adverse judgments against APL in excess of a specified amount and a change of control of APL’s general partner. On April 19, 2013, APL entered into an amendment to the credit agreement which, among other changes, adjusted certain covenant ratio limits and adjusted the method of calculation in connection with the TEAK acquisition (see “Recent Developments”).

ATLAS RESOURCE SECURED HEDGE FACILITY

At June 30, 2013, ARP had a secured hedge facility agreement with a syndicate of banks under which certain Drilling Partnerships have the ability to enter into derivative contracts to manage their exposure to commodity price movements. Under ARP’s revolving credit facility, ARP is required to utilize this secured hedge facility for future commodity risk management activity for its equity production volumes within the participating Drilling Partnerships. ARP, as general partner of the Drilling Partnerships, administers the commodity price risk management activity for the Drilling Partnerships under the secured hedge facility and guarantee their obligations under it. Before executing any hedge transaction, a participating Drilling Partnership is required to, among other things, provide mortgages on its oil and gas properties and first priority security interests in substantially all of its assets to the collateral agent for the benefit of the counterparties. The secured hedge facility agreement contains covenants that limit each of the participating Drilling Partnership’s ability to incur indebtedness, grant liens, make loans or investments, make distributions if a default under the secured hedge facility agreement exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions including a sale of all or substantially all of its assets.

In addition, it will be an event of default under ARP’s revolving credit facility if ARP, as general partner of the Drilling Partnerships, breaches an obligation governed by the secured hedge facility and the effect of such breach is to cause amounts owing under swap agreements governed by the secured hedge facility to become immediately due and payable.

SENIOR NOTES

Atlas Resource Senior Notes

On January 23, 2013, ARP issued $275.0 million of 7.75% ARP Senior Notes due 2021 in a private placement transaction at par. ARP used the net proceeds of approximately $267.8 million, net of underwriting fees and other offering costs of $7.2 million, to repay all of the indebtedness and accrued interest outstanding under its term loan credit facility and a portion of the amounts outstanding under its revolving credit facility (see “Credit Facilities”). Under the terms of ARP’s revolving credit facility, the borrowing base was reduced by 15% of the 7.75% ARP Senior Notes to $368.8 million. Interest on the 7.75% ARP Senior Notes is payable semi-annually on January 15 and July 15. At any time prior to January 15, 2016, the 7.75% ARP Senior Notes are redeemable up to 35% of the outstanding principal amount with the net cash proceeds of equity offerings at the redemption price of 107.75%. The 7.75% ARP Senior Notes are also subject to repurchase at a price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a change of control. At any time prior to January 15, 2017, the 7.75% ARP Senior Notes are redeemable, in whole or in part, at a redemption price as defined in the governing indenture, plus accrued and unpaid interest and additional interest, if any. On and after January 15, 2017, the 7.75% ARP Senior Notes are redeemable, in whole or in part, at a redemption price of 103.875%, decreasing to 101.938% on January 15, 2018 and 100% on January 15, 2019. The indenture governing the 7.75% ARP Senior Notes contains covenants, including limitations of ARP’s ability to incur certain liens, incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase, or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of ARP’s assets.

In connection with the issuance of the 7.75% ARP Senior Notes, ARP entered into registration rights agreements, whereby it agreed to (a) file an exchange offer registration statement with the SEC to exchange the privately issued notes for registered notes, and (b) cause the exchange offer to be consummated by January 23, 2014. If ARP does not meet the aforementioned deadline, the 7.75% ARP Senior Notes will be subject to additional interest, up to 1% per annum, until such time that ARP causes the exchange offer to be consummated. On July 1, 2013, ARP filed its registration statement with the SEC in satisfaction of certain requirements of the registration rights agreement.

On July 30, 2013, in connection with the EP Energy Acquisition, ARP issued $250.0 million of our 9.25% Senior Notes in a private placement transaction (see “Subsequent Events”).

Atlas Pipeline Senior Notes Issuances

At June 30, 2013, APL had $500.0 million principal outstanding of 6.625% APL Senior Notes due 2020, $650.0 million principal outstanding of 5.875% APL Senior Notes and $400.0 million of 4.75% Senior Notes due 2021 (with the 6.625% APL Senior Notes and 5.875% APL Senior Notes, the “APL Senior Notes”).

On May 10, 2013, APL issued $400.0 million of the 4.75% APL Senior Notes in a private placement transaction. The 4.75% APL Senior Notes were issued at par. APL received net proceeds of $391.5 million after underwriting commissions and other transactions costs and utilized the proceeds to repay a portion of the outstanding indebtedness under the revolving credit agreement as part of the TEAK Acquisition (see “Recent Developments”). Interest on the 4.75% APL Senior Notes is payable semi-annually in arrears on May 15 and November 15. The 4.75% APL Senior Notes are due on November 15, 2021 and are redeemable any time after March 15, 2016, at certain redemption prices, together with accrued and unpaid interest to the date of redemption. In connection with the issuance of the 4.75% APL Senior Notes, APL entered into registration rights agreements, whereby it agreed to (a) file an exchange offer registration statement with the SEC to exchange the privately issued notes for registered notes, and (b) cause the exchange offer to be consummated by May 5, 2014. If APL does not meet the aforementioned deadline, the 4.75% APL Senior Notes will be subject to additional interest, up to 1% per annum, until such time that APL causes the exchange offer to be consummated.

On February 11, 2013, APL issued $650.0 million of 5.875% senior notes in a private placement transaction. The 5.875% APL Senior Notes were issued at par. APL received net proceeds of $637.3 million after underwriting commissions and other transaction costs and utilized the proceeds to redeem the 8.75% APL Senior Notes and repay a portion of its outstanding indebtedness under its revolving credit facility. Interest on the 5.875% APL Senior Notes is payable semi-annually in arrears on February 1 and August 1. The 5.875% APL Senior Notes are redeemable any time after February 1, 2018, at certain redemption prices, together with accrued and unpaid interest to the date of redemption. In connection with the issuance of the 5.875% APL Senior Notes, APL entered into registration rights agreements, whereby it agreed to (a) file an exchange offer registration statement with the SEC to exchange the privately issued 5.875% APL Senior Notes for registered notes, and (b) cause the exchange offer to be consummated by February 6, 2014. If APL does not meet the aforementioned deadline, the 5.875% APL Senior Notes will be subject to additional interest, up to 1% per annum, until such time that APL causes the exchange offer to be consummated.

On September 28, 2012 and December 20, 2012 APL issued an aggregate of $500.0 million of its 6.625% senior notes in a private placement transaction. The 6.625% APL Senior Notes were presented combined with a net $4.9 million unamortized premium as of June 30, 2013. Interest on the 6.625% APL Senior Notes is payable semi-annually in arrears on April 1 and October 1. The 6.625% APL Senior Notes are redeemable at any time after October 1, 2016, at certain redemption prices, together with accrued and unpaid interest to the date of redemption. On July 22, 2013, APL filed an amendment to its registration statement with the SEC in satisfaction of the registration requirements of the registration rights agreement.

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

Atlas Pipeline Senior Notes Redemptions

On March 12, 2013, APL paid $105.6 million to redeem the remaining $97.3 million outstanding 8.75% APL Senior Notes due 2018 plus a $6.3 million premium and $2.0 million in accrued interest. APL funded the redemption with a portion of the net proceeds from the issuance of the 5.875% APL Senior Notes due 2023. During the six months ended June 30, 2013, APL recognized a loss of $26.6 million within loss on early extinguishment of debt on our consolidated statements of operations, related to the redemption of the 8.75% APL Senior Notes. The loss includes $17.5 million premiums paid, $8.0 million consent payment and a $5.3 million write-off of deferred financing costs, partially offset by $4.2 million of unamortized premium recognized.

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

Atlas Resource Partners

Equity Offerings

In June 2013, in connection with entering into a purchase agreement to acquire certain producing wells and net acreage from EP Energy (see “Subsequent Events”), ARP sold an aggregate of 14,950,000 (including a 1,950,000 over-allotment)

of its common limited partner units in a public offering at a price of $21.75 per unit, yielding net proceeds of approximately $313.1 million. ARP utilized the net proceeds from the sale to repay the outstanding balance under its revolving credit facility (see “Credit Facilities”).

In May 2013, ARP entered into an equity distribution program with Deutsche Bank Securities Inc., as representative of several banks. Pursuant to the equity distribution program, ARP may sell, from time to time through the agents, common units having an aggregate offering price of up to $25.0 million. Sales of common limited partner units, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the New York Stock Exchange, the existing trading market for the common limited partner units, or sales made to or through a market maker other than on an exchange or through an electronic communications network. ARP will pay each of the agents a commission, which in each case shall not be more than 2.0% of the gross sales price of common limited partner units sold through such agent. During the three and six months ended June 30, 2013, ARP issued 309,174 common limited partner units under the equity distribution program for net proceeds of $7.1 million, net of $0.3 million in commissions paid. ARP utilized the net proceeds from the sale to repay borrowings outstanding under its revolving credit facility.

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

In connection with the issuance of ARP’s common and preferred units, we recorded a $25.2 million and $48.4 million gain within partners’ capital and a corresponding decrease in non-controlling interests on our consolidated statements of partners’ capital during the six months ended June 30, 2013 and 2012, respectively.

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

Atlas Pipeline Partners

APL Equity Offerings

In April 2013, APL sold 11,845,000 common units of APL at a price to the public of $34.00 per unit, yielding net proceeds of $388.4 million after underwriting commissions and expenses. APL also received a capital contribution from us, as general partner, of $8.3 million to maintain our 2% general partnership interest in APL. APL used the proceeds from this offering to fund a portion of the purchase price of the TEAK Acquisition (see “Recent Developments”).

In May 2013, APL issued $400.0 million of its Class D Preferred Units in a private placement transaction, at a negotiated price per unit of $29.75 for net proceeds of $397.7 million. The Class D Preferred Units were offered and sold in a private transaction exempt from registration under Section 4(2) of the Securities Act. APL also received a capital contribution from us, as general partner, of $8.2 million to maintain our 2.0% general partner interest in APL. APL used the proceeds to fund a portion of the purchase price of the TEAK Acquisition (see “Recent Developments”).

The Class D Preferred Units were offered and sold in a private transaction exempt from registration under Section 4(2) of the Securities Act. APL has the right to convert the Class D Preferred Units, in whole but not in part, beginning one year following their issuance, into common units, subject to customary anti-dilution adjustments. Unless previously converted, all Class D Preferred Units will convert into common units at the end of eight full quarterly periods following their issuance. In the event of any liquidation, dissolution or winding up of APL or the sale or other disposition of all or substantially all of the assets of APL, the holders of the Class D Preferred Units are entitled to receive, out of the assets of APL available for distribution to unit holders, prior and in preference to any distribution of any assets of APL to the holders of any other existing or subsequently issued units, an amount equal to $29.75 per Class D Preferred Unit plus any unpaid preferred distributions.

The fair value of APL’s common units upon issuing the Class D Preferred Units was $36.52 per unit, resulting in an embedded beneficial conversion discount on the Class D Preferred Units of $91.0 million. The Partnership recognized the intrinsic value of the Class D Preferred Units with the offsetting discount within non-controlling interests on the Partnership’s consolidated balance sheet as of June 30, 2013. The discount will be accreted and recognized by APL as imputed dividends over the term of the Class D Preferred Units as a reduction to APL’s net income attributable to the common limited partners and the Partnership, as general partner. For the three and six months ended June 30, 2013, APL recorded $6.7 million within income (loss) attributable to non-controlling interests for the preferred unit imputed dividend effect on our consolidated statements of operations to recognize the accretion of the beneficial conversion discount. APL’s Class D Preferred Units are presented combined with a net $84.3 million unaccreted beneficial conversion discount within non-controlling interests on our consolidated balance sheet at June 30, 2013.

The Class D Preferred Units will receive distributions of additional Class D Preferred Units for the first four full quarterly periods following their issuance, and thereafter will receive distributions in Class D Preferred Units, or cash, or a combination of Class D Preferred Units and cash, at the discretion of the Partnership, as general partner. Distributions will be determined based upon the cash distribution declared each quarter on APL’s common limited partner units plus a preferred yield premium. Class D Preferred Unit distributions, whether in kind units or in cash, will be accounted for as a reduction to APL’s net income attributable to the common limited partners and the Partnership, as general partner. For the three and six months ended June 30, 2013, APL recorded costs related to preferred unit distributions of $5.3 million within income (loss) attributable to non-controlling interests on our consolidated statements of operations.

Upon the issuance of the Class D Preferred Units, APL entered into a registration rights agreement pursuant to which it agreed to file a registration statement with the SEC to register the resale of the common units issuable upon conversion of the Class D Preferred Units. APL agreed to use its commercially reasonable efforts to have the registration statement declared effective within 180 days of the date of conversion.

APL has an equity distribution program with Citigroup Global Markets, Inc. (“Citigroup”). Pursuant to this program, APL may offer and sell from time to time through Citigroup, as its sales agent, common units having an aggregate value of up to $150.0 million. Sales of common limited partner units, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the New York Stock Exchange, the existing trading market for the common limited partner units, or sales made to or through a market maker other than on an exchange or through an electronic communications network. APL will pay Citigroup a commission, which in each case shall not be more than 2.0% of the gross sales price of common limited partner units sold. During the three and six months ended June 30, 2013, APL issued 642,495 and 1,090,280 common units, respectively, under the equity distribution program for net proceeds of $24.5 million and $38.9 million, net of $0.5 million and $0.8 million, respectively, in commission incurred from Citigroup. APL also received capital contributions from us of $0.5 million and $0.8 million during the three and six months ended June 3, 2013, respectively, to maintain our 2.0% general partner interest in APL. APL utilized the net proceeds from the sale to repay borrowings outstanding under its revolving credit facility.

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

In connection with the issuance of APL’s common units during the six months ended June 30, 2013, we recorded a $9.9 million gain within partner’s capital and a corresponding decrease in non-controlling interests on our consolidated statement of partners’ capital during the six months ended June 30, 2013. No gain was recorded during the six months ended June 30, 2012.

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

There were no impairments of proved or unproved gas and oil properties recorded by ARP for the three and six months ended June 30, 2013 and 2012. During the year ended December 31, 2012, ARP recognized $9.5 million of asset impairments related to gas and oil properties within property, plant and equipment on our consolidated balance sheet for shallow natural gas wells in the Antrim and Niobrara Shales. These impairments related to the carrying amount of these gas and oil properties being in excess of ARP’s estimate of their fair values at December 31, 2012. The estimate of fair value of these gas and oil properties was impacted by, among other factors, the deterioration of natural gas prices at the date of measurement.

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

There were no goodwill impairments recognized by us during the three and six months ended June 30, 2013 and 2012.

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

We use a fair value methodology to value the assets and liabilities for our and our subsidiaries’ outstanding derivative contracts. Our and our subsidiaries’ commodity hedges, with the exception of APL’s NGL fixed price swaps and NGL options, are calculated based on observable market data related to the change in price of the underlying commodity and are therefore defined as Level 2 fair value measurements. Valuations for APL’s NGL fixed price swaps are based on a forward price curve modeled on a regression analysis of natural gas, crude oil and propane prices and therefore are defined as Level 3 fair value measurements. Valuations for APL’s NGL options are based on forward price curves developed by the related financial institution and therefore are defined as Level 3 fair value measurements.

Of the $90.9 million and $51.3 million of net derivative assets at June 30, 2013 and December 31, 2012, respectively, APL had net derivative assets of $28.6 million and $23.1 million at June 30, 2013 and December 31, 2012, respectively, that were classified as Level 3 fair value measurements which rely on subjective forward developed price curves. Holding all other variables constant, a 10% change in the price APL utilized in calculating the fair value of derivatives at June 30, 2013 would have resulted in a $0.7 million non-cash change, excluding the effect of non-controlling interests, to net income for the six months ended June 30, 2013.

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

During the three months ended June 30, 2013, APL completed the TEAK acquisition. During the year ended December 31, 2012, ARP completed the acquisitions of certain oil and gas assets from Carrizo and reserves and associated assets from Titan and DTE, and APL completed the Cardinal acquisition. The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair values of natural gas and oil properties were measured using a discounted cash flow model, which considered the estimated remaining lives of the wells based on reserve estimates, future operating and development costs of the assets, as well as the respective natural gas, oil and natural gas liquids forward price curves. The fair values of the asset retirement obligations were measured under ARP’s existing methodology for recognizing an estimated liability for the plugging and abandonment of its gas and oil wells (see “Item 1: Financial Statements – Note 7”). These inputs require significant judgments and estimates by ARP’s and APL’s management at the time of the valuation and are subject to change.

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

Atlas Pipeline

APL performs ongoing analysis of asset removal and site restoration costs that it may be required to perform under law or contract once an asset has been permanently taken out of service. APL has property, plant and equipment at locations owned by APL and at sites leased or under right of way agreements. APL is under no contractual obligation to remove the assets at locations it owns. In evaluating its asset retirement obligation, APL reviews its lease agreements, right of way agreements, easements and permits to determine which agreements, if any, require an asset removal and restoration obligation. Determination of the amounts to be recognized is based upon numerous estimates and assumptions, including expected settlement dates, future retirement costs, future inflation rates and the credit-adjusted-risk-free interest rates. However, APL was not able to reasonably measure the fair value of the asset retirement obligation as of June 30, 2013 and December 31, 2012 because the settlement dates were indeterminable. Any cost incurred in the future to remove assets and restore sites will be expensed as incurred.

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

We and our subsidiaries are exposed to various market risks, principally fluctuating interest rates and changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We and our subsidiaries manage these risks through regular operating and financing activities and periodic use of derivative financial instruments such as forward contracts and interest rate cap and swap agreements. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on June 30, 2013. Only the potential impact of hypothetical assumptions was analyzed. The analysis does not consider other possible effects that could impact our and our subsidiaries’ business.

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

Interest Rate Risk. At June 30, 2013, we had $34.0 million of outstanding borrowings under our credit facility, ARP had no outstanding borrowings under its revolving credit facility and APL had $80.0 million of outstanding borrowings under its senior secured revolving credit facility. Holding all other variables constant, a hypothetical 100 basis-point or 1% change in variable interest rates would change our consolidated interest expense for the twelve-month period ending June 30, 2014 by $1.1 million, excluding the effect of non-controlling interests.

Commodity Price Risk. Our, ARP’s and APL’s market risk exposures to commodities are due to the fluctuations in the commodity prices and the impact those price movements have on our and our subsidiaries’ financial results. To limit their exposure to changing commodity prices, we, ARP and APL use financial derivative instruments, including financial swap and option instruments, to hedge portions of their future production. The swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying commodities are sold. Under these swap agreements, we, ARP and APL receive or pay a fixed price and receive or remit a floating price based on certain indices for the relevant contract period. Option instruments are contractual agreements that grant the right, but not the obligation, to purchase or sell commodities at a fixed price for the relevant period.

Holding all other variables constant, including the effect of commodity derivatives, a 10% change in average commodity prices would result in a change to our consolidated operating income for the twelve-month period ending June 30, 2014 of approximately $6.1 million, net of non-controlling interests.

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

At June 30, 2013, we had the following commodity derivatives:

Natural Gas Fixed Price Swaptions

Production Period Ending December 31,	Volumes	Average Fixed Price
	(MMBtu)(1)	(per MMBtu)(1)
2014	2,760,000	$4.156
2015	2,280,000	$4.295
2016	1,440,000	$4.423
2017	1,200,000	$4.590
2018	420,000	$4.797

Natural Gas Put Options

Production Period Ending December 31,	Option Type	Volumes	Average Fixed Price
		(MMBtu)(1)	(per MMBtu)(1)
2013	Puts purchased	1,500,000	$3.958

(1)	“MMBtu” represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.

At June 30, 2013, ARP had the following commodity derivatives:

Natural Gas Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(MMBtu)(1)	(per MMBtu)(1)
2013	14,694,800	$3.821
2014	31,353,000	$4.139
2015	27,234,500	$4.237
2016	33,746,300	$4.359
2017	24,120,000	$4.538
2018	3,960,000	$4.716

Natural Gas Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap
		(MMBtu)(1)	(per MMBtu)(1)
2013	Puts purchased	2,760,000	$4.395
2013	Calls sold	2,760,000	$5.443
2014	Puts purchased	3,840,000	$4.221
2014	Calls sold	3,840,000	$5.120
2015	Puts purchased	3,480,000	$4.234
2015	Calls sold	3,480,000	$5.129

Natural Gas Put Options

Production Period Ending December 31,	Option Type	Volumes	Average Fixed Price
		(MMBtu)(1)	(per MMBtu)(1)
2013	Puts purchased	14,280,000	$3.957

Natural Gas Put Options – Drilling Partnership

Production Period Ending December 31,	Option Type	Volumes	Average Fixed Price
		(MMBtu)(1)	(per MMBtu)(1)
2013	Puts purchased	1,080,000	$3.450
2014	Puts purchased	1,800,000	$3.800
2015	Puts purchased	1,440,000	$4.000
2016	Puts purchased	1,440,000	$4.150

Natural Gas Fixed Price Swaptions

Production Period Ending December 31,	Volumes	Average Fixed Price
	(MMBtu)(1)	(per MMBtu)(1)
2014	26,880,000	$4.159
2015	17,760,000	$4.297

Natural Gas Liquids Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Bbl)(1)	(per Bbl)(1)
2013	63,000	$93.656
2014	105,000	$91.571
2015	96,000	$88.550
2016	84,000	$85.651
2017	60,000	$83.780

Natural Gas Liquids Ethane Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Gal)(1)	(per Gal)(1)
2014	2,520,000	$0.303

Crude Oil Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Bbl)(1)	(per Bbl)(1)
2013	262,850	$92.307
2014	414,000	$91.727
2015	411,000	$88.030
2016	165,000	$85.931
2017	72,000	$84.175

Crude Oil Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap
		(Bbl)(1)	(per Bbl)(1)
2013	Puts purchased	35,000	$90.000
2013	Calls sold	35,000	$116.396
2014	Puts purchased	41,160	$84.169
2014	Calls sold	41,160	$113.308
2015	Puts purchased	29,250	$83.846
2015	Calls sold	29,250	$110.654

(1)	“MMBtu” represents million British Thermal Units; “Bbl” represents barrels; “Gal” represents gallons.

As of June 30, 2013, APL had the following commodity derivatives:

Fixed Price Swaps

Production Period	Purchased/ Sold	Commodity	Volumes(1)	Average Fixed Price

Natural Gas
2013	Sold	Natural Gas	3,100,000	$3.689
2014	Sold	Natural Gas	12,600,000	$3.983
2015	Sold	Natural Gas	15,160,000	$4.235
2016	Sold	Natural Gas	3,750,000	$4.399

Natural Gas Liquids
2013	Sold	Natural Gas Liquids	27,468,000	$1.247
2014	Sold	Natural Gas Liquids	55,566,000	$1.248
2015	Sold	Natural Gas Liquids	23,688,000	$1.110

Crude Oil
2013	Sold	Crude Oil	153,000	$96.873
2014	Sold	Crude Oil	312,000	$92.368
2015	Sold	Crude Oil	60,000	$85.130

Options Production Period	Purchased/ Sold	Type	Commodity	Volumes(1)	Average Strike Price

Natural Gas
2014	Purchased	Put	Natural Gas	600,000	$4.125

Natural Gas Liquids
2013	Purchased	Put	Natural Gas Liquids	23,184,000	$1.897
2014	Purchased	Put	Natural Gas Liquids	3,150,000	$1.030
2015	Purchased	Put	Natural Gas Liquids	1,260,000	$0.883

Crude Oil
2013	Purchased	Put	Crude Oil	147,000	$100.100
2014	Purchased	Put	Crude Oil	448,500	$94.685
2015	Purchased	Put	Crude Oil	270,000	$89.175

(1)	Volumes for natural gas are stated in MMBtu’s. Volumes for NGLs are stated in gallons.

Volumes for crude oil are stated in barrels.

ITEM 4:	CONTROLS AND PROCEDURES

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

Under the supervision of our general partner’s Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On May 7, 2013, APL acquired 100% the outstanding ownership interests in TEAK (see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Recent Developments”). We are continuing to integrate this system’s historical internal controls over financial reporting with our existing internal controls over financial reporting. This integration may lead to changes in our or the acquired system’s historical internal controls over financial reporting in future fiscal reporting periods.

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

ITEM 6:	EXHIBITS

Exhibit No.	Description

2.1	Purchase and Sale Agreement, dated as of June 9, 2013, by and among EP Energy E&P Company, L.P., EPE Nominee Corp. and Atlas Resource Partners, L.P. The schedules to the Purchase and Sale Agreement have been omitted pursuant to Item 601(b) of Regulation S-K. A copy of the omitted schedules will be furnished to the U.S. Securities and Exchange Commission supplementally upon request.(47)

2.2	Assignment & Assumption Agreement, dated as of June 9, 2013, between Atlas Resource Partners, L.P. and Atlas Energy, L.P.(50)

3.1(a)	Certificate of Limited Partnership of Atlas Pipeline Holdings, L.P.(1)

3.1(b)	Certificate of Amendment of Limited Partnership of Atlas Pipeline Holdings, L.P.(13)

3.1(c)	Amendment to Certificate of Limited Partnership of Atlas Energy, L.P.(5)

3.2(a)	Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Holdings, L.P.(13)

3.2(b)	Amendment No. 1 to Second Amended and Restated Limited Partnership Agreement of Atlas Pipeline Holdings, L.P.(13)

3.2(c)	Amendment No. 2 to Second Amended and Restated Limited Partnership Agreement of Atlas Energy, L.P.(5)

4.1	Specimen Certificate Representing Common Units(1)

10.1	Second Amended and Restated Limited Liability Company Agreement of Atlas Pipeline Holdings GP, LLC.(13)

10.2	Amended and Restated Limited Liability Company Agreement of Atlas Pipeline Partners GP, LLC(1)

10.3(a)	Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(1)

10.3(b)	Amendment No. 2 to Second Amendment and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(4)

10.3(c)	Amendment No. 3 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(6)

10.3(d)	Amendment No. 4 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(6)

10.3(e)	Amendment No. 5 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(6)

10.3(f)	Amendment No. 6 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(7)

10.3(g)	Amendment No. 7 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(8)

Exhibit No.	Description

10.3(h)	Amendment No. 8 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(9)

10.3(i)	Amendment No. 9 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(14)

10.3(j)	Amendment No. 10 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(39)

10.4	Atlas Pipeline Partners, L.P.’s Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions thereof of Class D Convertible Preferred Units, dated as of May 7, 2013(39)

10.5	Amended and Restated Limited Liability Company Agreement of Atlas Resource Partners GP, LLC(33)

10.6(a)	Amended and Restated Limited Partnership Agreement of Atlas Resource Partners, L.P.(28)

10.6(b)	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Atlas Resource Partners, L.P. dated as of July 25, 2012(17)

10.6(c)	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Atlas Resource Partners, L.P. dated as of July 31, 2013(44)

10.7	Atlas Resource Partner, L.P’s Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions thereof of Class B Preferred Units, dated as of July 25, 2012(17)

10.8	Atlas Resource Partner, L.P’s Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions thereof of Class C Convertible Preferred Units, dated as of July 31, 2013(44)

10.9(a)	Long-Term Incentive Plan(6)

10.9(b)	Amendment No. 1 to Long-Term Incentive Plan(15)

10.10	Form of Phantom Grant under 2006 Long-Term Incentive Plan(53)

10.11	2010 Long-Term Incentive Plan(16)

10.12	Form of Phantom Unit Grant under 2010 Long-Term Incentive Plan(32)

10.13	Form of Stock Option Grant under 2010 Long-Term Incentive Plan(32)

10.14	Amended and Restated Credit Agreement, dated July 31, 2013 among Atlas Energy, L.P., the lenders party thereto and Wells Fargo Bank, NA as administrative agent(45)

10.15	Secured Term Loan Credit Agreement, dated July 31, 2013 among Atlas Energy, L.P., the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent(45)

Exhibit No.	Description

10.16

Intercreditor Agreement, dated July 31, 2013 among Atlas Energy, L.P., the grantors party thereto, Wells Fargo

Bank, NA as revolving facility administrative agent and Deutsche Bank AG, New York Branch, as term facility administrative agent(45)

10.17(a)	Amended and Restated Credit Agreement, dated July 27, 2007, amended and restated as of December 22, 2010, among Atlas Pipeline Partners, L.P., the guarantors therein, Wells Fargo Bank, National Association, and other banks party thereto(23)

10.17(b)	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of April 19, 2011(25)

10.17(c)	Incremental Joinder Agreement to the Amended and Restated Credit Agreement, dated as of July 8, 2011(26)

10.17(d)	Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of May 31, 2012(18)

10.17(e)	Amendment No. 3 to the Amended and Restated Credit Agreement(34)

10.17(f)	Amendment No. 4 to the Amended and Restated Credit Agreement(11)

10.18	Pennsylvania Operating Services Agreement dated as of February 17, 2011 between Atlas Energy, Inc., Atlas Pipeline Holdings, L.P. and Atlas Resources, LLC. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission.(12)

10.19(a)	Base Contract for Sale and Purchase of Natural Gas dated as of November 8, 2010 between Chevron Natural Gas, a division of Chevron U.S.A. Inc. and Atlas Resources, LLC, Viking Resources, LLC, and Resource Energy, LLC. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission.(12)

10.19(b)	Amendment No. 1 to the Base Contract for Sale and Purchase of Natural Gas dated as of November 8, 2010 between Chevron Natural Gas, a division of Chevron U.S.A. Inc. and Atlas Resources, LLC, Viking Resources, LLC, and Resource Energy, LLC, dated as of January 6, 2011.(12)

10.19(c)	Amendment No. 2 to the Base Contract for Sale and Purchase of Natural Gas dated as of November 8, 2010 between Chevron Natural Gas, a division of Chevron U.S.A. Inc. and Atlas Resources, LLC, Viking Resources, LLC, and Resource Energy, LLC, dated as of February 2, 2011. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission.(12)

10.20	Transaction Confirmation, Supply Contract No. 0001, under Base Contract for Sale and Purchase of Natural Gas dated as of November 8, 2010 between Chevron Natural Gas, a division of Chevron U.S.A. Inc. and Atlas Resources, LLC, Viking Resources, LLC, and Resource Energy, LLC, dated February 17, 2011. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission.(12)

10.21	Gas Gathering Agreement for Natural Gas on the Legacy Appalachian System dated as of June 1, 2009 between Laurel Mountain Midstream, LLC and Atlas America, LLC, Atlas Energy Resources, LLC, Atlas Energy Operating Company, LLC, Atlas Noble, LLC, Resource Energy, LLC, Viking Resources, LLC, Atlas Pipeline Partners, L.P. and Atlas Pipeline Operating Partnership, L.P. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission.(12)

Exhibit No.	Description

10.22	Gas Gathering Agreement for Natural Gas on the Expansion Appalachian System dated as of June 1, 2009 between Laurel Mountain Midstream, LLC and Atlas America, LLC, Atlas Energy Resources, LLC, Atlas Energy Operating Company, LLC, Atlas Noble, LLC, Resource Energy, LLC, Viking Resources, LLC, Atlas Pipeline Partners, L.P. and Atlas Pipeline Operating Partnership, L.P. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission.(12)

10.23	Employment Agreement between Atlas Energy, L.P. and Edward E. Cohen dated as of May 13, 2011(12)

10.24	Employment Agreement between Atlas Energy, L.P. and Jonathan Z. Cohen dated as of May 13, 2011(12)

10.25	Employment Agreement between Atlas Energy, L.P. and Eugene N. Dubay dated as of November 4, 2011(21)

10.26	Employment Agreement between Atlas Energy, L.P. and Matthew A. Jones dated as of November 4, 2011(32)

10.27	Employment Agreement between Atlas Energy, L.P. and Daniel Herz dated as of November 4, 2011

10.28	Employment Agreement between Atlas Energy, L.P., Atlas Pipeline Partners, L.P. and Patrick J. McDonie dated as of July 3, 2012(35)

10.29	Letter Agreement, by and between Atlas Pipeline Partners, L.P. and Atlas Pipeline Holdings, L.P., dated November 8, 2010(21)

10.30	Non-Competition and Non-Solicitation Agreement, by and between Chevron Corporation and Edward E. Cohen, dated as of November 8, 2010(22)

10.31	Non-Competition and Non-Solicitation Agreement, by and between Chevron Corporation and Jonathan Z. Cohen, dated as of November 8, 2010(22)

10.32	Second Amended and Restated Credit Agreement dated July 31, 2013 among Atlas Resource Partners, L.P., the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent for the lenders(44)

10.33(a)	Credit Agreement, dated as of March 5, 2012, among Atlas Resource Partners, L.P. and Wells Fargo Bank, N.A., as administrative agent for the Lenders(30)

10.33(b)	First Amendment to Credit Agreement, dated as of April 30, 2012, between Atlas Resource Partners, L.P. and Wells Fargo Bank, N.A., as administrative agent for the Lenders(31)

10.33(c)	Second Amendment to Amended and Restated Credit Agreement, dated as of July 26, 2012, between Atlas Resource Partners, L.P. and Wells Fargo Bank, N.A., as administrative agent for the Lenders (17)

10.33(d)	Third Amendment to Amended and Restated Credit Agreement dated as of December 20, 2012(36)

10.33(e)	Fourth Amendment to Amended and Restated Credit Agreement dated as of January 11, 2013(37)

10.33(f)	Fifth Amendment to Amended and Restated Credit Agreement dated as of May 30, 2013(51)

10.34	Secured Hedge Facility Agreement dated as of March 5, 2012 among Atlas Resources, LLC, the participating partnerships from time to time party thereto, the hedge providers from time to time party thereto and Wells Fargo Bank, N.A., as collateral agent for the hedge providers(30)

Exhibit No.	Description

10.35	Atlas Resource Partners, L.P. 2012 Long-Term Incentive Plan(28)

10.36	Atlas Pipeline Partners, L.P. Long-Term Incentive Plan(27)

10.37	Atlas Pipeline Partners, L.P. Amended and Restated 2010 Long-Term Incentive Plan(20)

10.38	Registration Rights Agreement, dated as of April 30, 2012, among Atlas Resource Partners, L.P. and the various parties listed therein(31)

10.39	Registration Rights Agreement, dated as of July 25, 2012, among Atlas Resource Partners, L.P. and the various parties listed therein(17)

10.40	Registration Rights Agreement, dated as of January 23, 2013 among Atlas Energy Holdings Operating Company, LLC, Atlas Resource Finance Corporation and the initial purchasers named therein(10)

10.41	Registration Rights Agreement, dated May 16, 2012, between Atlas Pipeline Partners, L.P., Wells Fargo Bank, National Association and the lenders named in the Credit Agreement dated May 16, 2012 by and among Atlas Energy, L.P. and the lenders named therein(35)

10.42	Registration Rights Agreement, dated September 28, 2012, by and among Atlas Pipeline Partners, L.P., Atlas Pipeline Finance Corporation, the subsidiaries named therein, and the initial purchasers listed therein(41)

10.43	Registration Rights Agreement, dated December 20, 2012, by and among Atlas Pipeline Partners, L.P., Atlas Pipeline Finance Corporation, the subsidiaries named therein, and the initial purchasers listed therein(42)

10.44	Equity Distribution Agreement dated November 5, 2012, by and between Atlas Pipeline Partners, L.P. and Citigroup Global Markets Inc.(43)

10.45	Purchase and Sale Agreement, dated as of April 16, 2013, among TEAK Midstream Holdings, LLC, TEAK Midstream, L.L.C. and Atlas Pipeline Mid-Continent Holdings, LLC. The schedules to the Purchase and Sale Agreement have been omitted pursuant to Item 601(b) of Registration S-K. A copy of the omitted schedules will be furnished to the U.S. Securities and Exchange Commission supplementally upon request(29)

10.46	Registration Rights Agreement, dated February 11, 2013, by and among Atlas Pipeline Partners, L.P., Atlas Pipeline Finance Corporation, the subsidiaries named therein, and the initial purchasers listed therein(38)

10.47	Class D Preferred Unit Purchase Agreement, dated as of April 16, 2013, among Atlas Pipeline Partners, L.P. and the various purchasers party thereto(29)

10.48	Registration Rights Agreement, dated May 7, 2013, by and among Atlas Pipeline Partners, L.P. and the purchasers named therein(39)

10.49	Purchase and Sale Agreement, dated as of June 9, 2013, by and among EP Energy E&P Company, L.P., EPE Nominee Corp. and Atlas Resource Partners, L.P. The schedules to the Purchase and Sale Agreement have been omitted pursuant to Item 601(b) of Regulation S-K. A copy of the omitted schedules will be furnished to the U.S. Securities and Exchange Commission supplementally upon request.(47)

10.50	Warrant to Purchase Common Units(44)

Exhibit No.	Description

10.51	Distribution Agreement dated as of May 10, 2013, between Atlas Resource Partners, L.P. and Deutsche Bank Securities Inc., as representative of the several agents(48)

10.52	Class C Preferred Unit Purchase Agreement, dated as of June 9, 2013, between Atlas Resource Partners, L.P. and Atlas Energy, L.P.(50)

10.53	Indenture dated as of July 30, 2013, by and between Atlas Resource Escrow Corporation and Wells Fargo Bank, National Association(49)

10.54

Supplemental Indenture dated as of July 31, 2013, by and among Atlas Resource Partners, L.P., Atlas Energy

Holdings Operating Company, LLC, Atlas Resource Finance Corporation, the guarantors named therein and

Wells Fargo Bank, National Association(49)

10.55

Registration Rights Agreement dated as of July 31, 2013, by and among Atlas Resource Partners, L.P., Atlas

Energy Holdings Operating Company, LLC, Atlas Resource Finance Corporation, the guarantors named therein and Deutsche Bank Securities, Inc., for itself and on behalf of the Initial Purchasers(49)

10.56	Registration Rights Agreement dated as of July 31, 2013 by and among Atlas Energy, L.P. and Atlas Resource Partners, L.P.(44)

10.57	Registration Rights Agreement dated May 7, 2013, among Atlas Pipeline Partners, L.P. and the purchasers named therein(52)

10.58	Indenture dated as of May 10, 2013, by and among Atlas Pipeline Partners, L.P., Atlas Pipeline Finance Corporation, the subsidiaries named therein and U.S. Bank National Association(46)

10.59

Registration Rights Agreement, dated May 10, 2013, by and among Atlas Pipeline Partners, L.P., Atlas Pipeline

Finance Corporation, the guarantors named therein and Citigroup Global Markets, Inc. for itself and on behalf of the initial purchasers(46)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification

31.2	Rule 13(a)-14(a)/14(d)-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	XBRL Instance Document(54)

101.SCH	XBRL Schema Document(54)

101.CAL	XBRL Calculation Linkbase Document(54)

101.LAB	XBRL Label Linkbase Document(54)

101.PRE	XBRL Presentation Linkbase Document(54)

101.DEF	XBRL Definition Linkbase Document(54)

(1)	Previously filed as an exhibit to the registration statement on Form S-1 (File No. 333-130999).
(2)	Previously filed as an exhibit to current report on Form 8-K filed May 21, 2012.
(3)	Previously filed as an exhibit to current report on Form 8-K filed on March 4, 2013.
(4)	Previously filed as an exhibit to current report on Form 8-K filed July 30, 2007.
(5)	Previously filed as an exhibit to current report on Form 8-K filed December 13, 2011.
(6)	Previously filed as an exhibit to annual report on Form 10-K for the year ended December 31, 2008.
(7)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended March 31, 2009.
(8)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on April 2, 2010.
(9)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on July 7, 2010.
(10)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on January 25, 2013.
(11)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on April 23, 2013.
(12)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended March 31, 2011.
(13)	Previously filed as an exhibit to current report on Form 8-K filed on February 24, 2011.
(14)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on December 13, 2011.
(15)	Previously filed as an exhibit to annual report on Form 10-K for the year ended December 31, 2010.
(16)	Previously filed as an exhibit to current report on Form 8-K filed on November 12, 2010.
(17)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on July 26, 2012.
(18)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on May 31, 2012.
(19)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on September 1, 2010.
(20)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s quarterly report on Form 10-Q filed on March 31, 2011.
(21)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended September 30, 2011.
(22)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended March 31, 2011.
(23)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on December 23, 2010.
(24)	Previously filed as an exhibit to current report on Form 8-K filed on March 25, 2011.
(25)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s quarterly report on Form 10-Q for the quarter ended March 31, 2011.
(26)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on July 11, 2011.
(27)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s annual report on Form 10-K for the year ended December 31, 2009.
(28)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on March 14, 2012.
(29)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on April 17, 2013.
(30)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on March 7, 2012.
(31)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on May 1, 2012.
(32)	Previously filed as an exhibit to annual report on Form 10-K for the year ended December 31, 2011.
(33)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s quarterly report on Form 10-Q for the quarter ended March 31, 2012.
(34)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on December 13, 2012.
(35)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s quarterly report on Form 10-Q for the quarter ended June 30, 2012.
(36)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on December 26, 2012.
(37)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on January 11, 2013.
(38)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on February 12, 2013.
(39)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on May 8, 2013.
(40)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s quarterly report on Form 10-Q for the quarter ended June 30, 2012.
(41)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on September 28, 2012.
(42)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on December 26, 2012.
(43)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on November 6, 2012.
(44)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on August 6, 2013.
(45)	Previously filed as an exhibit to current report on Form 8-K filed on August 6, 2013.
(46)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on May 13, 2013.
(47)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on June 10, 2013.
(48)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on May 10, 2013.
(49)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on August 2, 2013.
(50)	Previously filed as an exhibit to current report on Form 8-K filed on June 13, 2013.
(51)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on May 31, 2013.
(52)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on May 8, 2013.
(53)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended March 31, 2013.

(54)	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS ENERGY, L.P.
By: Atlas Energy GP, LLC, its General Partner

Date: August 9, 2013	By:	/s/ EDWARD E. COHEN
Edward E. Cohen
Chief Executive Officer and President of the General Partner

Date: August 9, 2013	By:	/s/ SEAN P. MCGRATH
Sean P. McGrath
Chief Financial Officer of the General Partner

Date: August 9, 2013	By:	/s/ JEFFREY M. SLOTTERBACK
Jeffrey M. Slotterback
Chief Accounting Officer of the General Partner