Form 10-K/A
period 2012-12-31
Atlas Energy, L.P.
filed 2013-10-23
CIK 1347218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends Atlas Energy, L.P.’s (the “Partnership”) Annual Report on Form 10-K for the year ended December 31, 2012, as originally filed with the Securities and Exchange Commission on March 1, 2013 (the “Original Filing”). The Partnership is filing the Amendment due to staff comments from the United States Securities and Exchange Commission solely to amend and restate:

(a) Part II—Item 8 “Financial Statements and Supplementary Data” to revise the consolidated combined statements of comprehensive income (loss) of the Partnership and subsidiaries to reorder certain line items and subtotals presented, separately disclose the amounts of total other comprehensive income (loss), consolidated comprehensive income (loss), including amounts attributable to the common limited partners and attributable to non-controlling interests, and to revise certain headings in such financial statements;

(b) Part II—Item 9A “Controls and Procedures” to include a discussion of a material weakness identified subsequent to the Original Filing and to provide an updated Report of Independent Registered Public Accounting Firm that references the updated auditor report provided in Item 8 of the Amendment; and

(c) Part IV—Item 15 “Exhibits and Financial Statement Schedules” to indicate that new auditor consents and new certifications by the Partnership’s general partner’s principal executive and principal financial officers, as required by Rule 12b-15, are filed as exhibits to the Amendment.

This Amendment does not affect any other parts of, or exhibits to, the Original Filing, nor does it reflect events occurring after the date of the Original Filing. The previously reported amounts of comprehensive income (loss) attributable to common limited partners did not change for any period.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Unitholders

Atlas Energy, L.P.

We have audited the accompanying consolidated balance sheets of Atlas Energy, L.P. (a Delaware limited partnership) and subsidiaries (collectively the “Partnership”) as of December 31, 2012 and 2011, and the related consolidated combined statements of operations, comprehensive income (loss), changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 23, the consolidated combined statements of comprehensive income (loss) for the years ended December 31, 2012, 2011 and 2010 have been restated to correct an error.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2013 (except for the material weakness and the effects thereof discussed in Management’s Report on Internal Control over Financial Reporting, as revised, as to which the date is October 22, 2013) expressed an adverse opinion.

/s/ GRANT THORNTON LLP

Cleveland, Ohio

February 28, 2013 (except as disclosed in Note 23, as to which the date is October 22, 2013)

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

Net income (loss) attributable to common limited partners per unit—basic:
Income (loss) from continuing operations attributable to common limited partners	$(1.02)	$0.91	$(0.43)
Income from discontinued operations attributable to common limited partners	—	—	1.44

Net income (loss) attributable to common limited partners	$(1.02)	$0.91	$1.01

Net income (loss) attributable to common limited partners per unit—diluted:
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

See accompanying notes to consolidated combined financial statements

ATLAS ENERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(As Restated)

	Years Ended December 31,
	2012	2011	2010
Net income (loss)	$(16,881)	$307,346	$296,511
Other comprehensive income (loss):
Changes in fair value of derivative instruments accounted for as cash flow hedges	10,921	35,156	25,801
Less: reclassification adjustment for realized gains of cash flow hedges in net income (loss)	(14,891)	(3,708)	1,343

Total other comprehensive income (loss)	(3,970)	31,448	27,144

Comprehensive income (loss)	(20,851)	338,794	323,655
Comprehensive income attributable to non-controlling interests	(51,239)	(263,597)	(278,612)
Income not attributable to common limited partners (results of operations of the Transferred Business as of and prior to February 17, 2011, the date of the acquisition (see Note 2))	—	(4,711)	(22,813)

Comprehensive income (loss) attributable to common limited partners	$(72,090)	$70,486	$22,230

See accompanying notes to consolidated combined financial statements

ATLAS ENERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands, except unit data)

	Common Limited Partners’ Capital		Accumulated Other Comprehensive Income	Non- Controlling Interest	Total Partners’ Capital

	Units	Amount
Balance at January 1, 2010	27,703,579	$339,283	$9,586	$704,986	$1,053,855
Net transaction adjustment related to the acquisition of the Transferred Business (see Note 3)	—	25,627	—	—	25,627
Issuance of common units to the public	—	—	—	15,319	15,319
Issuance of common units under incentive plans	131,675	—	—	156	156
Atlas Pipeline Partners, L.P. distributions to non-controlling interests	—	—	—	(23,236)	(23,236)
Unissued common units under incentive plans	—	1,245	—	3,484	4,729
Other comprehensive (loss) income	—	—	(5,704)	32,918	27,214
Repurchase and retirement of common limited partner units	—	—	—	(246)	(246)
Distributions paid to common limited partners	—	(1,385)	—	—	(1,385)
Distribution equivalent rights paid on unissued units under incentive plans	—	(7)	—	(174)	(181)
Atlas Pipeline Partners, L.P. preferred unit distribution	—	—	—	(240)	(240)
Atlas Pipeline Partners, L.P. issuance of preferred units	—	—	—	8,000	8,000
Net loss on purchase and sale of Atlas Pipeline Partners, L.P. equity	—	(2,456)	—	2,456	—
Income not attributable to common limited partners (results of operations of the Transferred Business as of and prior to February 17, 2011, the date of acquisition (see Note 2))	—	22,813	—	—	22,813
Net income	—	27,934	—	245,764	273,698

Balance at December 31, 2010	27,835,254	$413,054	$3,882	$989,187	$1,406,123
Issuance of common limited partner units related to the acquisition of the Transferred Business (see Note 3)	23,379,384	372,200	—	—	372,200
Net transaction adjustment related to the acquisition of the Transferred Business (see Note 3)	—	(261,042)	—	—	(261,042)
Atlas Pipeline Partners, L.P. distributions to non-controlling interests	—	—	—	(87,094)	(87,094)
Unissued common units under incentive plans	—	13,101	—	3,003	16,104
Issuance of units under incentive plans	63,724	167	—	468	635
Distributions paid to common limited partners	—	(31,164)	—	—	(31,164)
Distribution equivalent rights paid on unissued units under incentive plans	—	(1,020)	—	(764)	(1,784)
Atlas Pipeline Partners, L.P. preferred unit distribution	—	—	—	(629)	(629)
Atlas Pipeline Partners, L.P. preferred unit redemption	—	—	—	(8,000)	(8,000)
Other comprehensive income	—	—	25,494	5,892	31,386
Income not attributable to common limited partners (results of operations of the Transferred Business as of and prior to February 17, 2011, the date of acquisition (see Note 2))	—	4,711	—	—	4,711
Net income	—	44,992	—	257,643	302,635

Balance at December 31, 2011	51,278,362	$554,999	$29,376	$1,159,706	$1,744,081
Distribution of Atlas Resource Partners, L.P. units	—	(84,892)	—	84,892	—
Distributions to non-controlling interests	—	—	—	(120,456)	(120,456)
Unissued common units under incentive plan	—	17,579	—	22,218	39,797
Issuance of units under incentive plans	87,220	258	—	128	386
Non-controlling interests’ capital contribution	—	—	—	804,768	804,768
Atlas Pipeline Partners L.P. purchase price allocation	—	—	—	89,440	89,440
Atlas Pipeline Partners L.P. purchase and retirement of treasury stock	—	—	—	(695)	(695)
Distributions paid to common limited partners	—	(51,837)	—	—	(51,837)
Distribution equivalent rights paid on unissued units under incentive plans	—	(2,070)	—	(2,715)	(4,785)
Gain on sale of subsidiary units	—	74,547	—	(74,547)	—
Other comprehensive income (loss)	—	—	(19,677)	15,707	(3,970)
Net income (loss)	—	(52,413)	—	35,532	(16,881)

Balance at December 31, 2012	51,365,582	$456,171	$9,699	$2,013,978	$2,479,848

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

The following table reflects the components of intangible assets being amortized at December 31, 2012 and 2011 (in thousands):

			Estimated Useful Lives In Years
	December 31,
	2012	2011
Gross Carrying Amount:
Customer contracts and relationships	$325,246	$205,313	7 – 14
Partnership management and operating contracts	14,344	14,344	13

	$339,590	$219,657

Accumulated Amortization:
Customer contracts and relationships	$(125,886)	$(102,037)
Partnership management and operating contracts	(13,024)	(12,843)

	$(138,910)	$(114,880)

Net Carrying Amount:
Customer contracts and relationships	$199,360	$103,276
Partnership management and operating contracts	1,320	1,501

	$200,680	$104,777

Amortization expense on intangible assets was $24.0 million, $23.8 million and $23.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. Aggregate estimated annual amortization expense for all of the contracts described above for the next five years ending December 31 is as follows: 2013 - $35.8 million; 2014 - $32.2 million; 2015 - $27.2 million; 2016 - $26.6 million; and 2017 - $20.3 million.

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

The following table sets forth the reconciliation of the Partnership’s weighted average number of common limited partner units used to compute basic net income (loss) attributable to common limited partners per unit with those used to compute diluted net income (loss) attributable to common limited partners per unit (in thousands):

	Years Ended December 31,
	2012	2011	2010
Weighted average number of common limited partners per unit - basic	51,327	48,235	27,718
Add effect of dilutive incentive awards(1)	—	1,441	—

Weighted average number of common limited partners per unit - diluted	51,327	49,676	27,718

(1)	For the years ended December 31, 2012 and 2010, approximately 2,867,000 units and 180,000 units, respectively, were excluded from the computation of diluted earnings attributable to common limited partners per unit because the inclusion of such units would have been anti-dilutive.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“Update 2012-02”). The amendments in Update 2012-02 allow an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. The “more likely than not” threshold is defined as having a likelihood of more than 50 percent. If, after assessing qualitative factors, an entity determines it is not likely that the indefinite-lived intangible asset is impaired, then no further action is required. If impairment is deemed more likely than not, the entity is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount of the asset. Additionally, under the amendments in Update 2012-02, an entity has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption being permitted. The Partnership will apply the requirements of Update 2012-02 upon its effective date of January 1, 2013, and it does not anticipate it having a material impact on its financial position, results of operations or related disclosures.

NOTE 3 – ACQUISITION FROM ATLAS ENERGY, INC.

On February 17, 2011, the Partnership acquired the Transferred Business from AEI, including the following exploration and production assets that were transferred to ARP on March 5, 2012:

•	AEI’s investment management business which sponsors tax-advantaged direct investment natural gas and oil partnerships, through which ARP funds a portion of its natural gas and oil well drilling;

•	• proved reserves located in the Appalachian Basin, the Niobrara formation in Colorado, the New Albany Shale of west central Indiana, the Antrim Shale of northern Michigan and the Chattanooga Shale of northeastern Tennessee; and

•	certain producing natural gas and oil properties, upon which ARP is the developer and producer.

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

The following tables summarize the gross effect of APL’s derivative instruments on the Partnership’s consolidated combined statement of operations for the periods indicated (in thousands):

		Years Ended December 31,
		2012	2011	2010
Loss Reclassified from Accumulated Other Comprehensive Loss into Income
Contract Type	Location
Interest rate contracts(1)	Interest expense	$—	$—	$(2,242)
Commodity contracts(1)	Gathering and processing revenue	(4,390)	(6,835)	(15,570)
Commodity contracts(1)	Discontinued Operations	—	—	(20,154)

		$(4,390)	$(6,835)	$(37,966)

Derivatives not designated as hedges
Gain (loss) recognized in gain (loss) on mark-to-market derivatives:
Interest rate contract—realized(1)(2)		$—	$—	$(604)
Interest rate contract—unrealized(1)(3)		—	—	598
Commodity contract—realized(2)		10,993	(13,124)	(5,890)
Commodity contract—unrealized(3)		20,947	(7,329)	(49)

Gain (loss) on mark-to-market derivatives		31,940	(20,453)	(5,945)

Gain (loss) recognized in discontinued operations:
Commodity contract—realized(2)		—	—	(101)
Commodity contract—unrealized(3)		—	—	766

Discontinued operations		—	—	665

		$31,940	$(20,453)	$(5,280)

(1)	Hedges previously designated as cash flow hedges.
(2)	Realized gain (loss) represents the gain (loss) incurred when the derivative contract expires and/or is cash settled.
(3)	Unrealized gain (loss) represents the mark-to-market gain (loss) recognized on open derivative contracts, which have not yet been settled.

The fair value of the derivatives included in the Partnership’s consolidated balance sheets was as follows (in thousands):

	December 31,
	2012	2011
Current portion of derivative asset	$35,351	$15,447
Long-term derivative asset	16,840	30,941
Current portion of derivative liability	—	—
Long-term derivative liability	(888)	—

Total Partnership net asset	$51,303	$46,388

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

APL’s Level 3 fair value amounts relates to its derivative contracts on NGL fixed price swaps and NGL options. The following table provides a summary of changes in fair value of APL’s Level 3 derivative instruments for the periods indicated (in thousands):

	NGL Fixed Price Swaps		NGL Put Options		Total
	Volume(1)	Amount	Volume(1)	Amount	Amount
Balance — January 1, 2011	32,760	(1,790)	—	—	(1,790)
New contracts(2)	58,002	—	110,796	28,187	28,187
Cash settlements from unrealized gain (loss)(3)(4)	(41,118)	10,826	(18,186)	2,398	13,224
Net change in unrealized loss(3)	—	(10,769)	—	(9,875)	(20,644)
Option premium recognition(4)	—	—	—	(2,431)	(2,431)

Balance — December 31, 2011	49,644	$(1,733)	92,610	$18,279	$16,546

New contracts(2)	84,294	—	—	—	—
Cash settlements from unrealized gain (loss)(3)(4)	(46,872)	(7,863)	(54,054)	(142)	(8,005)
Net change in unrealized gain (loss)(3)	—	26,410	—	923	27,333
Option premium recognition(4)	—	—	—	(12,791)	(12,791)

Balance — December 31, 2012	87,066	$16,814	38,556	$6,269	$23,083

(1)	Volumes are stated in thousand gallons.
(2)	Swaps are entered into with no value on the date of trade. Options include premiums paid, which are included in the value of the derivatives on the date of trade.
(3)	Included within gain (loss) on mark-to-market derivatives on the Partnership’s consolidated combined statements of operations.
(4)	Includes option premium cost reclassified from unrealized gain (loss) to realized gain (loss) at time of option expiration.

The following table provides a summary of the unobservable inputs used in the fair value measurement of APL’s NGL fixed price swaps at December 31, 2012 and 2011 (in thousands):

	Gallons	Third Party Quotes(1)	Adjustments(2)	Total Amount
As of December 31, 2012
Propane swaps	69,678	$16,302	$(552)	$15,750
Isobutane swaps	1,134	(219)	187	(32)
Normal butane swaps	6,174	(909)	242	(667)
Natural gasoline swaps	10,080	3,247	(1,484)	1,763

Total NGL swaps — December 31, 2012	87,066	$18,421	$(1,607)	$16,814

As of December 31, 2011
Ethane swaps	6,678	$31	$—	$31
Propane swaps	29,358	(1,322)	—	(1,322)
Isobutane swaps	2,646	(1,590)	570	(1,020)
Normal butane swaps	6,804	(1,074)	343	(731)
Natural gasoline swaps	4,158	1,824	(515)	1,309

Total NGL swaps — December 31, 2011	49,644	$(2,131)	$398	$(1,733)

(1)	Based upon the difference between the quoted market price provided by the third party and the fixed price of the swap.
(2)	Based upon the price adjustment to the price provided by the third party to adjust for product and location differentials. The adjustment is calculated through a regression model comparing settlement prices of the different products and locations over a three year historical period.

The following table provides a summary of the regression coefficient utilized in the calculation of the unobservable inputs for the Level 3 fair value measurements for APL’s NGL swaps for the periods indicated (in thousands):

	Level 3 Fair Value Adjustments	Adjustment based upon Regression Coefficient

		Lower 95%	Upper 95%	Average Coefficient
As of December 31, 2012
Propane swaps	$(552)	1.1285	1.1376	1.1331
Isobutane swaps	187	1.1285	1.1376	1.1331
Normal butane swaps	242	1.0370	1.0416	1.0393
Natural gasoline swaps	(1,484)	0.9019	0.9169	0.9078

Total NGL swaps — December 31, 2012	$(1,607)

As of December 31, 2011
Isobutane swaps	$570	1.1239	1.1333	1.1286
Normal butane swaps	343	1.0311	1.0355	1.0333
Natural gasoline swaps	(515)	0.9351	0.9426	0.9389

Total NGL swaps — December 31, 2011	$398

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

The following table provides a summary of changes in fair value of APL’s NGL linefill for the years ended December 31, 2012 and 2011 (in thousands):

	NGL Linefill
	Gallons	Amount
Balance — January 1, 2011	10,408	$10,622
Net change in NGL linefill valuation(1)	—	907

Balance — December 31, 2011	10,408	$11,529

Cash settlements(1)	(2,520)	(2,698)
Net change in NGL linefill valuation(1)	—	(2,111)
Acquired NGL linefill(2)	1,260	1,063

Balance — December 31, 2012	9,148	$7,783

(1)	Included within gathering and processing revenues on the Partnership’s consolidated combined statements of operations.
(2)	NGL linefill acquired as part of the Cardinal Acquisition (see Note 4).

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

As of December 31, 2012, APL had non-current net deferred income tax liabilities of $30.3 million. The components of net deferred tax liabilities for the year ended December 31, 2012 consist of the following:

December 31, 2012
Deferred tax assets:
Net operating loss tax carryforwards and alternative minimum tax credits	$10,277
Deferred tax liabilities:
Excess of asset carrying value over tax basis	(40,535)

Net deferred tax liabilities	$(30,258)

APL had net operating loss carry forwards for federal income tax purposes of approximately $26.3 million, which expire at various dates from 2029 and 2032. APL believes it more likely than not that the deferred tax asset will be fully utilized.

APL estimates approximately $290.6 million of goodwill recorded as a result of the Cardinal Acquisition to be deductible for tax purposes.

NOTE 14 — CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

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

NOTE 15 — COMMITMENTS AND CONTINGENCIES

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

APL has certain long-term unconditional purchase obligations and commitments, primarily throughput contracts. These agreements provide for transportation services to be used in the ordinary course of APL’s operations. Transportation fees paid related to these contracts were $10.5 million, $10.3 million and $9.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. The future fixed and determinable portion of APL’s obligations as of December 31, 2012 was as follows: 2013—$9.1 million; 2014 – $9.5 million; and 2015-2017 – $3.5 million per year.

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

NOTE 19 – OPERATING SEGMENT INFORMATION

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

Reserve quantity information and a reconciliation of changes in proved reserve quantities included within ARP are as follows (unaudited):

	Gas (Mcf)	Oil (Bbls) (1)	NGLs (Bbls) (1)
Balance, January 1, 2010	183,654,964	1,822,722	—
Extensions, discoveries and other additions(2)	64,776,600	—	—
Sales of reserves in-place	(9,241,358)	—	—
Purchase of reserves in-place	366,276	1,203	—
Transfers to limited partnerships	(8,824,000)	—	—
Revisions(3)	(41,580,400)	326,913	—
Production	(13,087,079)	(318,303)	—

Balance, December 31, 2010	176,065,003	1,832,535	—
Extensions, discoveries and other additions(2)	9,966,952	8,217	—
Sales of reserves in-place	(990)	—	—
Purchase of reserves in-place	586,662	2,216	—
Transfers to limited partnerships	(6,042,432)	—	—
Revisions(4)	(11,436,615)	77,661	—
Production	(11,462,149)	(274,330)	—

Balance, December 31, 2011	157,676,431	1,646,299	—
Extensions, discoveries and other additions(2)	6,756,817	10,688	—
Sales of reserves in-place	—	—	—
Purchase of reserves in-place	462,504,519	7,485,998	16,212,356
Transfers to limited partnerships	—	—	—
Revisions(5)	(27,760,192)	(153,413)	206,091
Production	(25,403,318)	(120,736)	(356,550)

Balance, December 31, 2012	573,774,257	8,868,836	16,061,897
Proved developed reserves at:
January 1, 2010	140,392,057	1,785,712	—
December 31, 2010	137,393,017	1,832,535	—
December 31, 2011	138,403,225	1,638,083	—
December 31, 2012	338,655,324	3,400,447	7,884,778
Proved undeveloped reserves at:
January 1, 2010	43,262,907	37,010	—
December 31, 2010	38,671,986	—	—
December 31, 2011	19,273,206	8,216	—
December 31, 2012	235,118,932	5,468,389	8,177,120

(1)	Oil includes NGL information for the years ended December 31, 2011 and 2010, which was less than 500 MBbls.
(2)	Principally includes increases of proved reserves due to the addition of Marcellus wells.
(3)	Represents a downward revision, and related impairment charge, related to ARP’s shallow natural gas wells in Pennsylvania and Ohio, principally due to the reduction of drilling plans in the Clinton/Medina and Upper Devonian formations over the next five years.
(4)	Represents a downward revision of proved undeveloped reserves in the New Albany Shale due to the reduction of certain drilling plans related to ARP’s shallow natural gas wells, as well as a downward revision and related impairment charge related to ARP’s shallow natural gas wells in Colorado.
(5)	Represents a downward revision and related impairment charge related to ARP’s shallow natural gas wells in Michigan and Colorado due to declines in the average 1st day of the month price for the year ended December 31, 2012 as compared with the year ended December 31, 2011.

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

NOTE 23 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Partnership has restated the consolidated combined statements of comprehensive income (loss) for the years ended December 31, 2012, 2011 and 2010 of the Partnership and subsidiaries to reorder certain line items and subtotals presented, separately disclose within such statements the amounts of total other comprehensive income (loss), consolidated comprehensive income (loss), including amounts attributable to the common limited partners and attributable to non-controlling interests, and to revise certain headings in such financial statements. The previously reported amounts of comprehensive income (loss) attributable to common limited partners did not change for any period.

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

Under the supervision of our general partner’s Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, excluding assets acquired from Titan, DTE and Cardinal. As described below, subsequent to the filing of the Original Filing, a material weakness was identified in our internal control over financial reporting. As a result of the material weakness, management has concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2012.

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

Based on our evaluation under the COSO framework in connection with the Original Filing, management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2012. Subsequent to the filing of the Original Filing, as a result of the monitoring and application of appropriate authoritative financial statement presentation rules, management identified a material weakness that existed as of December 31, 2012 related to the monitoring and application of appropriate authoritative accounting rules. A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of financial statements will not be prevented, or detected and corrected, on a timely basis. As a result of the material weakness, management has concluded that our internal control over financial reporting was ineffective as of December 31, 2012. Accordingly, management has restated its report on internal control over financial reporting. The restated report reflects disclosure controls and procedures in place, and events that had occurred, as of December 31, 2012.

The material weakness resulted in the reordering and renaming of certain line items within the consolidated combined statements of comprehensive income (loss).

To remediate the material weakness described above and enhance our internal control over financial reporting, management has implemented a more formal review of the consolidated combined statements of comprehensive income (loss). As of June 30, 2013, the material weakness described above has been remediated.

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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

A material weakness related to the monitoring and application of appropriate authoritative accounting rules was identified and included in management’s assessment.

In our report dated February 28, 2013, we expressed an unqualified opinion on the Partnership’s internal control over financial reporting. The material weakness discussed above was subsequently identified in connection with the restatement of the Partnership’s previously issued financial statements. Accordingly, management has revised its assessment about the effectiveness of the Partnership’s internal control over financial reporting, and our present opinion on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2012, as presented herein, is different than that expressed in our previous report. The material weakness was considered in connection with the aforementioned restatement, and this does not affect our opinion on the Partnership’s 2012 financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Partnership has not maintained effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated combined financial statements of the Partnership as of and for the year ended December 31, 2012, and our report dated February 28, 2013 (except as disclosed in Note 23, as to which the date is October 22, 2013) expressed an unqualified opinion on those financial statements.

We do not express an opinion or any other form of assurance on management’s statement referring to the steps taken to remediate the identified material weakness.

/s/ GRANT THORNTON LLP

Cleveland, Ohio

February 28, 2013 (except for the material weakness and the effects thereof discussed in Management’s Report on Internal Control over Financial Reporting, as revised, as to which the date is October 22, 2013)

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

The financial statements required by this Item 15(a)(1) are set forth in Item 8: Financial Statements and Supplementary Data.

(2)	Financial Statement Schedules

None

(3)	Exhibits:

Exhibit No.	Description

2.1	Transaction Agreement, by and among Atlas Energy, Inc., Atlas Energy Resources, LLC, Atlas Pipeline Holdings, L.P. and Atlas Pipeline Holdings GP, LLC, dated November 8, 2010. (11)

2.2	Purchase and Sale Agreement, by and among Atlas Pipeline Partners, L.P., APL Laurel Mountain, LLC, Atlas Energy, Inc., and Atlas Energy Resources, LLC, dated November 8, 2010. (11)

2.3	Employee Matters Agreement, by and among Atlas Energy, Inc., Atlas Pipeline Holdings, L.P. and Atlas Pipeline Holdings GP, LLC, dated November 8, 2010. (11)

2.4	Separation and Distribution Agreement, dated February 23, 2012, by and among Atlas Energy, L.P., Atlas Energy GP, LLC, Atlas Resource Partners, L.P. and Atlas Resource Partners GP, LLC. (The schedules to the Separation and Distribution Agreement have been omitted pursuant to Item 601(b) of Regulation S-K. A copy of the omitted schedules will be furnished to the U.S. Securities and Exchange Commission supplementally upon request.) (27)

3.1(a)	Certificate of Limited Partnership of Atlas Pipeline Holdings, L.P.(1)

3.1(b)	Certificate of Amendment of Limited Partnership of Atlas Pipeline Holdings, L.P.(13)

3.1(c)	Amendment to Certificate of Limited Partnership of Atlas Energy, L.P. (5)

3.2(a)	Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Holdings, L.P.(13)

3.2(b)	Amendment No. 1 to Second Amended and Restated Limited Partnership Agreement of Atlas Pipeline Holdings, L.P.(13)

3.2(c)	Amendment No. 2 to Second Amended and Restated Limited Partnership Agreement of Atlas Energy, L.P. (5)

4.1	Specimen Certificate Representing Common Units(1)

10.1	Second Amended and Restated Limited Liability Company Agreement of Atlas Pipeline Holdings GP, LLC. (13)

10.2	Amended and Restated Limited Liability Company Agreement of Atlas Pipeline Partners GP, LLC(1)

10.3(a)	Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(1)

Exhibit No.	Description

10.3(b)	Amendment No. 2 to Second Amendment and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(4)

10.3(c)	Amendment No. 3 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(6)

10.3(d)	Amendment No. 4 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(6)

10.3(e)	Amendment No. 5 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(6)

10.3(f)	Amendment No. 6 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(7)

10.3(g)	Amendment No. 7 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(8)

10.3(h)	Amendment No. 8 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(9)

10.3(i)	Amendment No. 9 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(14)

10.4	Amended and Restated Limited Liability Company Agreement of Atlas Resource Partners GP, LLC (33)

10.5(a)	Amended and Restated Limited Partnership Agreement of Atlas Resource Partners, L.P.(28)

10.5(b)	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Atlas Resource Partners, L.P. dated as of July 25, 2012(17)

10.6(a)	Long-Term Incentive Plan(6)

10.6(b)	Amendment No. 1 to Long-Term Incentive Plan(15)

10.7	2010 Long-Term Incentive Plan(16)

10.8	Form of Phantom Unit Grant under 2010 Long-Term Incentive Plan(32)

10.9	Form of Stock Option Grant under 2010 Long-Term Incentive Plan(32)

10.10(a)	Amended and Restated Credit Agreement, dated July 27, 2007, amended and restated as of December 22, 2010, among Atlas Pipeline Partners, L.P., the guarantors therein, Wells Fargo Bank, National Association, and other banks party thereto(23)

10.10(b)	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of April 19, 2011 (25)

10.10(c)	Incremental Joinder Agreement to the Amended and Restated Credit Agreement, dated as of July 8, 2011 (26)

10.10(d)	Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of May 31, 2012(18)

Exhibit No.	Description

10.10(e)	Amendment No. 3 to the Amended and Restated Credit Agreement(34)

10.11	Pennsylvania Operating Services Agreement dated as of February 17, 2011 between Atlas Energy, Inc., Atlas Pipeline Holdings, L.P. and Atlas Resources, LLC. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission.(12)

10.12(a)	Base Contract for Sale and Purchase of Natural Gas dated as of November 8, 2010 between Chevron Natural Gas, a division of Chevron U.S.A. Inc. and Atlas Resources, LLC, Viking Resources, LLC, and Resource Energy, LLC. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission. (12)

10.12(b)	Amendment No. 1 to the Base Contract for Sale and Purchase of Natural Gas dated as of November 8, 2010 between Chevron Natural Gas, a division of Chevron U.S.A. Inc. and Atlas Resources, LLC, Viking Resources, LLC, and Resource Energy, LLC, dated as of January 6, 2011. (12)

10.12(c)	Amendment No. 2 to the Base Contract for Sale and Purchase of Natural Gas dated as of November 8, 2010 between Chevron Natural Gas, a division of Chevron U.S.A. Inc. and Atlas Resources, LLC, Viking Resources, LLC, and Resource Energy, LLC, dated as of February 2, 2011. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission. (12)

10.13	Transaction Confirmation, Supply Contract No. 0001, under Base Contract for Sale and Purchase of Natural Gas dated as of November 8, 2010 between Chevron Natural Gas, a division of Chevron U.S.A. Inc. and Atlas Resources, LLC, Viking Resources, LLC, and Resource Energy, LLC, dated February 17, 2011. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission. (12)

10.14	Gas Gathering Agreement for Natural Gas on the Legacy Appalachian System dated as of June 1, 2009 between Laurel Mountain Midstream, LLC and Atlas America, LLC, Atlas Energy Resources, LLC, Atlas Energy Operating Company, LLC, Atlas Noble, LLC, Resource Energy, LLC, Viking Resources, LLC, Atlas Pipeline Partners, L.P. and Atlas Pipeline Operating Partnership, L.P. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission.(12)

10.15	Gas Gathering Agreement for Natural Gas on the Expansion Appalachian System dated as of June 1, 2009 between Laurel Mountain Midstream, LLC and Atlas America, LLC, Atlas Energy Resources, LLC, Atlas Energy Operating Company, LLC, Atlas Noble, LLC, Resource Energy, LLC, Viking Resources, LLC, Atlas Pipeline Partners, L.P. and Atlas Pipeline Operating Partnership, L.P. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission.(12)

10.16	Employment Agreement between Atlas Energy, L.P. and Edward E. Cohen dated as of May 13, 2011(12)

10.17	Employment Agreement between Atlas Energy, L.P. and Jonathan Z. Cohen dated as of May 13, 2011(12)

Exhibit No.	Description

10.18	Employment Agreement between Atlas Energy, L.P. and Eugene N. Dubay dated as of November 4, 2011(21)

10.19	Employment Agreement between Atlas Energy, L.P. and Matthew A. Jones dated as of November 4, 2011(32)

10.20	Employment Agreement between Atlas Energy, L.P., Atlas Pipeline Partners, L.P. and Patrick J. McDonie dated as of July 3, 2012 (35)

10.21	Form of Grant of Phantom Units to Non-Employee Managers (20)

10.22	Letter Agreement, by and between Atlas Pipeline Partners, L.P. and Atlas Pipeline Holdings, L.P., dated November 8, 2010(21)

10.23	Non-Competition and Non-Solicitation Agreement, by and between Chevron Corporation and Edward E. Cohen, dated as of November 8, 2010(22)

10.24	Non-Competition and Non-Solicitation Agreement, by and between Chevron Corporation and Jonathan Z. Cohen, dated as of November 8, 2010(22)

10.25(a)	Credit Agreement, dated as of March 5, 2012, among Atlas Resource Partners, L.P. and Wells Fargo Bank, N.A., as administrative agent for the Lenders (30)

10.25(b)	First Amendment to Credit Agreement, dated as of April 30, 2012, between Atlas Resource Partners, L.P. and Wells Fargo Bank, N.A., as administrative agent for the Lenders (31)

10.25(c)	Joinder Agreement dated April 18, 2012 between ARP Barnett, LLC, ARP Oklahoma, LLC and Wells Fargo Bank, N.A.(31)

10.25(d)	Joinder Agreement dated April 30, 2012 between ARP Barnett, LLC and Wells Fargo Bank, N.A.(31)

10.25(e)	Second Amendment to Amended and Restated Credit Agreement, dated as of July 26, 2012, between Atlas Resource Partners, L.P. and Wells Fargo Bank, N.A., as administrative agent for the Lenders (17)

10.25(f)	Joinder Agreement dated as of July 26, 2012 between Atlas Barnett, LLC and Wells Fargo Bank, N.A. (17)

10.25(g)	Third Amendment to Amended and Restated Credit Agreement dated as of December 20, 2012(36)

10.25(h)	Fourth Amendment to Amended and Restated Credit Agreement dated as of January 11, 2013(37)

10.26	Secured Hedge Facility Agreement dated as of March 5, 2012 among Atlas Resources, LLC, the participating partnerships from time to time party thereto, the hedge providers from time to time party thereto and Wells Fargo Bank, N.A., as collateral agent for the hedge providers(30)

10.27	Atlas Resource Partners, L.P. 2012 Long-Term Incentive Plan(28)

10.28	Purchase and Sale Agreement, dated as of March 15, 2012, among ARP Barnett, LLC, Carrizo Oil & Gas, Inc., CLLR, Inc., Hondo Pipeline, Inc. and Mescalero Pipeline, Inc. The schedules to the Purchase and Sale Agreement have been omitted pursuant to Item 601(b) of Regulation S-K. A copy of the omitted schedules will be furnished to the U.S. Securities and Exchange Commission supplementally upon request(29)

10.29	Credit Agreement, dated as of May 16, 2012, among Atlas Energy, L.P. and Wells Fargo Bank, N.A., as administrative agent for the Lenders (2)

Exhibit No.	Description

10.30	Merger Agreement dated as of May 17, 2012 among Atlas Resource Partners, L.P., Titan Merger Sub, LLC and Titan Operating, LLC. The annexes, schedules and exhibits to the Merger Agreement have been omitted pursuant to Item 601(b) of Regulation S-K. A copy of the omitted annexes, schedules and exhibits will be furnished to the U.S. Securities and Exchange Commission supplementally upon request(3)

10.31	Membership Interest Purchase Agreement, dated as of November 29, 2012, between MCN EnergyEnterprises, LLC and Atlas Barnett, LLC. The schedules to the Membership Interest Purchase Agreement have been omitted pursuant to Item 601(b) of Regulation S-K. A copy of the omitted schedules will be furnished to the U.S. Securities and Exchange Commission supplementally upon request(38)

10.32	Securities Purchase Agreement dated November 30, 2012, by and among Cardinal Midstream, LLC, Cardinal Arkoma, Inc., Cardinal Arkoma Midstream, LLC, Cardinal Gas Treating LLC and Atlas Pipeline Mid-Continent Holdings, LLC. The schedules to the Securities Purchase Agreement have been omitted pursuant to Item 601(b) of Regulation S-K. A copy of the omitted schedules will be furnished to the U.S. Securities and Exchange Commission supplementally upon request(39)

10.33	Registration Rights Agreement, dated as of April 30, 2012, among Atlas Resource Partners, L.P. and the various parties listed therein(31)

10.34	Registration Rights Agreement, dated as of July 25, 2012, among Atlas Resource Partners, L.P. and the various parties listed therein(17)

10.35	Registration Rights Agreement, dated as of May 16, 2012, between Atlas Resource Partners, L.P., Wells Fargo Bank, National Association and the lenders named in the Credit Agreement dated May 16, 2012 by and among Atlas Energy, L.P. and the lenders named therein(40)

10.36	Second Lien Credit Agreement, dated as of December 20, 2012, by and among Atlas Resource Partners, L.P., the lenders party thereto and Wells Fargo Energy Capital, Inc. as administrative agent for the lenders(36)

10.37	Registration Rights Agreement, dated as of January 23, 2013 among Atlas Energy Holdings Operating Company, LLC, Atlas Resource Finance Corporation and the initial purchasers named therein(10)

10.38	Registration Rights Agreement, dated May 16, 2012, between Atlas Pipeline Partners, L.P., Wells Fargo Bank, National Association and the lenders named in the Credit Agreement dated May 16, 2012 by and among Atlas Energy, L.P. and the lenders named therein(35)

10.39	Registration Rights Agreement, dated September 28, 2012, by and among Atlas Pipeline Partners, L.P., Atlas Pipeline Finance Corporation, the subsidiaries named therein, and the initial purchasers listed therein(41)

10.40	Registration Rights Agreement, dated December 20, 2012, by and among Atlas Pipeline Partners, L.P., Atlas Pipeline Finance Corporation, the subsidiaries named therein, and the initial purchasers listed therein(42)

10.41	Equity Distribution Agreement dated November 5, 2012, by and between Atlas Pipeline Partners, L.P. and Citigroup Global Markets Inc.(43)

21.1	Subsidiaries of Registrant(45)

23.1	Consent of Grant Thornton LLP

Exhibit No.	Description

23.2	Consent of Wright & Company, Inc.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification

31.2	Rule 13(a)-14(a)/14(d)-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

99.1	Summary Reserve Report(44)

101.INS	XBRL Instance Document(46)

101.SCH	XBRL Schema Document(46)

101.CAL	XBRL Calculation Linkbase Document(46)

101.LAB	XBRL Label Linkbase Document(46)

101.PRE	XBRL Presentation Linkbase Document(46)

101.DEF	XBRL Definition Linkbase Document(46)

(1)	Previously filed as an exhibit to the registration statement on Form S-1 (File No. 333-130999).
(2)	Previously filed as an exhibit to current report on Form 8-K filed May 21, 2012.
(3)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on May 21, 2012.
(4)	Previously filed as an exhibit to current report on Form 8-K filed July 30, 2007.
(5)	Previously filed as an exhibit to current report on Form 8-K filed December 13, 2011.
(6)	Previously filed as an exhibit to annual report on Form 10-K for the year ended December 31, 2008.
(7)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended March 31, 2009.
(8)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on April 2, 2010.
(9)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on July 7, 2010.
(10)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on January 25, 2013.
(11)	Previously filed as an exhibit to current report on Form 8-K filed November 12, 2010.
(12)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended March 31, 2011.
(13)	Previously filed as an exhibit to current report on Form 8-K filed on February 24, 2011.
(14)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on December 13, 2011.
(15)	Previously filed as an exhibit to annual report on Form 10-K for the year ended December 31, 2010.
(16)	Previously filed as an exhibit to current report on Form 8-K filed on November 12, 2010.
(17)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on July 26, 2012.
(18)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on May 31, 2012.
(19)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on September 1, 2010.
(20)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended September 30, 2010.
(21)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s quarterly report on Form 10-Q for the quarter ended September 30, 2011.
(22)	Previously filed as an exhibit to Atlas Energy, Inc.’s current report on Form 8-K filed on November 12, 2010.
(23)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on December 23, 2010.
(24)	Previously filed as an exhibit to current report on Form 8-K filed on March 25, 2011.
(25)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s quarterly report on Form 10-Q for the quarter ended March 31, 2011.
(26)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on July 11, 2011.

(27)	Previously filed as an exhibit to current report on Form 8-K filed on February 24, 2012.
(28)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on March 14, 2012.
(29)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on March 21, 2012.
(30)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on March 7, 2012.
(31)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on May 1, 2012.
(32)	Previously filed as an exhibit to annual report on Form 10-K for the year ended December 31, 2011.
(33)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s quarterly report on Form 10-Q for the quarter ended March 31, 2012.
(34)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on December 13, 2012.
(35)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s quarterly report on Form 10-Q for the quarter ended June 30, 2012.
(36)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on December 26, 2012.
(37)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on January 11, 2013.
(38)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on November 20, 2012.
(39)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on December 4, 2012.
(40)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s quarterly report on Form 10-Q for the quarter ended June 30, 2012.
(41)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on September 28, 2012.
(42)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on December 26, 2012.
(43)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on November 6, 2012.
(44)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s annual report on Form 10-K filed on February 28, 2013.
(45)	Previously filed as an exhibit to the Original Filing.
(46)	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS ENERGY, L.P.
	By:	Atlas Energy GP, LLC, its General Partner

Date: October 22, 2013	By:	/S/ SEAN P. MCGRATH
Sean P. McGrath Chief Financial Officer