Form 10-Q/A
period 2013-03-31
Atlas Energy, L.P.
filed 2013-10-23
CIK 1347218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Registrant's telephone number, including area code: (412) 489-0006

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends Atlas Energy, L.P.’s (the “Partnership”) Quarterly Report on Form 10-Q for the three months ended March 31, 2013, as originally filed with the Securities and Exchange Commission on May 9, 2013 (the “Original Filing”). The Partnership is filing the Amendment due to staff comments from the United States Securities and Exchange Commission solely to amend and restate:

(a) Part I—Item 1 “Financial Statements” to revise the consolidated statements of comprehensive income (loss) of the Partnership and subsidiaries to reorder certain line items and subtotals presented, separately disclose the amounts of total other comprehensive income (loss), consolidated comprehensive income (loss), including amounts attributable to the common limited partners and attributable to non-controlling interests, and revise certain headings in such financial statements;

(b) Part I—Item 4 “Controls and Procedures” to include a discussion of a material weakness identified subsequent to the Original Filing; and

(c) Part II—Item 6 “Exhibits” to indicate that new certifications by the Partnership’s general partner’s principal executive and principal financial officers, as required by Rule 12b-15, are filed as exhibits to the Amendment.

This Amendment does not affect any other parts of, or exhibits to, the Original Filing, nor does it reflect events occurring after the date of the Original Filing. The previously reported amounts of comprehensive income (loss) attributable to common limited partners did not change for either period.

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

ATLAS ENERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

(As Restated)

	Three Months Ended March 31,
	2013	2012
Net loss	$(41,694)	$(15,142)

Other comprehensive income (loss):
Changes in fair value of derivative instruments accounted for as cash flow hedges	(24,944)	14,169
Less: reclassification adjustment for realized gains of cash flow hedges in net income (loss)	(993)	(1,454)

Total other comprehensive income (loss)	(25,937)	12,715

Comprehensive income (loss)	(67,631)	(2,427)
Comprehensive (income) loss attributable to non-controlling interests	43,372	(12,495)

Comprehensive loss attributable to common limited partners	$(24,259)	$(14,922)

See accompanying notes to consolidated financial statements.

ATLAS ENERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands, except unit data)

(Unaudited)

	Common Limited Partners’ Capital		Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Partners’ Capital
	Units	Amount
Balance at January 1, 2013	51,365,582	$456,171	$9,699	$2,013,978	$2,479,848
Distributions to non-controlling interests	—	—	—	(46,907)	(46,907)
Unissued common units under incentive plan	—	5,522	—	8,514	14,036
Issuance of units under incentive plans	7,914	—	—	63	63
Distributions paid to common limited partners	—	(15,410)	—	—	(15,410)
Distribution equivalent rights paid on unissued units under incentive plans	—	(683)	—	(1,091)	(1,774)
Atlas Pipeline Partners, L.P. purchase price allocation	—	—	—	(1,780)	(1,780)
Gain on issuance of Atlas Pipeline Partners, L.P.’s common units	—	316	—	(316)	—
Non-controlling interests’ capital contribution	—	—	—	14,144	14,144
Other comprehensive loss	—	—	(11,663)	(14,274)	(25,937)
Net loss	—	(12,596)	—	(29,098)	(41,694)

Balance at March 31, 2013	51,373,496	$433,320	$(1,964)	$1,943,233	$2,374,589

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

Amortization expense on intangible assets was $8.2 million and $5.9 million for the three months ended March 31, 2013 and 2012, respectively. Aggregate estimated annual amortization expense for all of the contracts described above for the next five years ending December 31 is as follows: 2013 - $34.2 million; 2014 - $31.0 million; 2015 - $25.9 million; 2016 - $25.8 million; and 2017 - $19.8 million.

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

NOTE 9 – DERIVATIVE INSTRUMENTS

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

APL has certain long-term unconditional purchase obligations and commitments, primarily transportation contracts. These agreements provide for transportation services to be used in the ordinary course of APL’s operations. Transportation fees paid related to these contracts were $3.0 million and $2.5 million for the three months ended March 31, 2013 and 2012, respectively. The future fixed and determinable portions of APL’s obligations as of March 31, 2013 were as follows: 2013 - $7.0 million; 2014 - $9.5 million; and 2015-2017 - $3.5 million per year.

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

The following table sets forth the 2006 LTIP phantom unit activity for the periods indicated:

	Three Months Ended March 31,
	2013		2012
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	50,759	$21.02	32,641	$15.99
Granted	204,777	37.92	7,688	26.01
Vested(1)(2)	(5,500)	18.16	(6,253)	24.06
Forfeited	—	—	—	—
ARP anti-dilution adjustment(3)	—	—	2,977	—

Outstanding, end of period(4)(5)	250,036	$34.92	37,053	$15.42

Non-cash compensation expense recognized (in thousands)		$1,147		$167

(1)	The intrinsic value for phantom unit awards vested during the three months ended March 31, 2013 and 2012 was $0.2 million.
(2)	There were 522 vested units during the three months ended March 31, 2013 that were settled for approximately $20,000 cash. No units were settled in cash during the three months ended March 31, 2012.
(3)	The number of 2006 phantom units was adjusted concurrently with the distribution of ARP common units.
(4)	The aggregate intrinsic value for phantom unit awards outstanding at March 31, 2013 was $11.0 million.
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

NOTE 17 – OPERATING SEGMENT INFORMATION

The Partnership’s operations include three reportable operating segments (see Note 1). These operating segments reflect the way the Partnership manages its operations and makes business decisions. Operating segment data for the periods indicated were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Atlas Resource:
Revenues	$112,048	$71,101
Operating costs and expenses	(88,555)	(60,967)
Depreciation, depletion and amortization expense	(21,208)	(9,108)
Loss on asset sales and disposal	(702)	(7,005)
Interest expense	(6,889)	(150)

Segment loss	$(5,306)	$(6,129)

Atlas Pipeline:
Revenues	$409,881	$293,136
Operating costs and expenses	(361,718)	(257,195)
Depreciation, depletion and amortization expense	(30,458)	(20,842)
Interest expense	(18,686)	(8,708)
Loss on early extinguishment of debt	(26,582)	—

Segment income (loss)	$(27,563)	$6,391

Corporate and other:
Revenues	$173	$390
Operating costs and expenses	(8,763)	(15,561)
Interest expense	(235)	(233)

Segment loss	$(8,825)	$(15,404)

Reconciliation of segment income (loss) to net loss:
Segment income (loss):
Atlas Resource	$(5,306)	$(6,129)
Atlas Pipeline	(27,563)	6,391
Corporate and other	(8,825)	(15,404)

Net loss	$(41,694)	$(15,142)

Capital expenditures:
Atlas Resource	$58,487	$18,958
Atlas Pipeline	108,516	81,167
Corporate and other	—	—

Total capital expenditures	$167,003	$100,125

	March 31, 2013	December 31, 2012
Balance sheet:
Goodwill:
Atlas Resource	$31,784	$31,784
Atlas Pipeline	319,285	319,285
Corporate and other	—	—

	$351,069	$351,069

Total assets:
Atlas Resource	$1,469,063	$1,498,952
Atlas Pipeline	3,154,430	3,065,638
Corporate and other	25,983	32,604

	$4,649,476	$4,597,194

NOTE 18 – SUBSEQUENT EVENTS

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

NOTE 19 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Partnership has restated the consolidated statements of comprehensive income (loss) for the three months ended March 31, 2013 and 2012 of the Partnership and subsidiaries to reorder certain line items and subtotals presented, separately disclose within such statements the amounts of total other comprehensive income (loss), consolidated comprehensive income (loss), including amounts attributable to the common limited partners and attributable to non-controlling interests, and revise certain headings in such financial statements. The previously reported amounts of comprehensive income (loss) attributable to common limited partners did not change for either period.

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

Under the supervision of our general partner’s Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation in connection with the Original Filing, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective at the reasonable assurance level. Subsequent to the filing of the Original Filing, as a result of the monitoring and application of appropriate authoritative financial statement presentation rules, management identified a material weakness in our internal control over financial reporting that existed as of March 31, 2013 related to the monitoring and application of appropriate authoritative accounting rules. A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of financial statements will not be prevented, or detected and corrected, on a timely basis. As a result of the material weakness, management has concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2013. This conclusion reflects disclosure controls and procedures in place, and events that had occurred, as of March 31, 2013.

The material weakness resulted in the reordering and renaming of certain line items within the consolidated statements of comprehensive income (loss). To remediate the material weakness described above and enhance our internal control over financial reporting, management has implemented a more formal review of the consolidated statements of comprehensive income (loss). As of June 30, 2013, the material weakness described above has been remediated.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 6:	EXHIBITS

Exhibit No.	Description

3.1(a)	Certificate of Limited Partnership of Atlas Pipeline Holdings, L.P.(1)

3.1(b)	Certificate of Amendment of Limited Partnership of Atlas Pipeline Holdings, L.P.(13)

3.1(c)	Amendment to Certificate of Limited Partnership of Atlas Energy, L.P.(5)

3.2(a)	Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Holdings, L.P.(13)

3.2(b)	Amendment No. 1 to Second Amended and Restated Limited Partnership Agreement of Atlas Pipeline Holdings, L.P.(13)

3.2(c)	Amendment No. 2 to Second Amended and Restated Limited Partnership Agreement of Atlas Energy, L.P.(5)

4.1	Specimen Certificate Representing Common Units(1)

10.1	Second Amended and Restated Limited Liability Company Agreement of Atlas Pipeline Holdings GP, LLC.(13)

10.2	Amended and Restated Limited Liability Company Agreement of Atlas Pipeline Partners GP, LLC(1)

10.3(a)	Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(1)

10.3(b)	Amendment No. 2 to Second Amendment and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(4)

10.3(c)	Amendment No. 3 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(6)

10.3(d)	Amendment No. 4 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(6)

10.3(e)	Amendment No. 5 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(6)

10.3(f)	Amendment No. 6 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(7)

10.3(g)	Amendment No. 7 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(8)

10.3(h)	Amendment No. 8 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(9)

10.3(i)	Amendment No. 9 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(14)

10.3(j)	Amendment No. 10 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(39)

Exhibit No.	Description

10.4	Amended and Restated Limited Liability Company Agreement of Atlas Resource Partners GP, LLC(33)

10.5(a)	Amended and Restated Limited Partnership Agreement of Atlas Resource Partners, L.P.(28)

10.5(b)	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Atlas Resource Partners, L.P. dated as of July 25, 2012(17)

10.6(a)	Long-Term Incentive Plan(6)

10.6(b)	Amendment No. 1 to Long-Term Incentive Plan(15)

10.7	Form of Phantom Grant under 2006 Long-Term Incentive Plan(44)

10.8	2010 Long-Term Incentive Plan(16)

10.9	Form of Phantom Unit Grant under 2010 Long-Term Incentive Plan(32)

10.10	Form of Stock Option Grant under 2010 Long-Term Incentive Plan(32)

10.11(a)	Amended and Restated Credit Agreement, dated July 27, 2007, amended and restated as of December 22, 2010, among Atlas Pipeline Partners, L.P., the guarantors therein, Wells Fargo Bank, National Association, and other banks party thereto(23)

10.11(b)	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of April 19, 2011(25)

10.11(c)	Incremental Joinder Agreement to the Amended and Restated Credit Agreement, dated as of July 8, 2011(26)

10.11(d)	Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of May 31, 2012(18)

10.11(e)	Amendment No. 3 to the Amended and Restated Credit Agreement(34)

10.11(f)	Amendment No. 4 to the Amended and Restated Credit Agreement(11)

10.12	Pennsylvania Operating Services Agreement dated as of February 17, 2011 between Atlas Energy, Inc., Atlas Pipeline Holdings, L.P. and Atlas Resources, LLC. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission.(12)

10.13(a)	Base Contract for Sale and Purchase of Natural Gas dated as of November 8, 2010 between Chevron Natural Gas, a division of Chevron U.S.A. Inc. and Atlas Resources, LLC, Viking Resources, LLC, and Resource Energy, LLC. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission.(12)

10.13(b)	Amendment No. 1 to the Base Contract for Sale and Purchase of Natural Gas dated as of November 8, 2010 between Chevron Natural Gas, a division of Chevron U.S.A. Inc. and Atlas Resources, LLC, Viking Resources, LLC, and Resource Energy, LLC, dated as of January 6, 2011.(12)

Exhibit No.	Description

10.13(c)	Amendment No. 2 to the Base Contract for Sale and Purchase of Natural Gas dated as of November 8, 2010 between Chevron Natural Gas, a division of Chevron U.S.A. Inc. and Atlas Resources, LLC, Viking Resources, LLC, and Resource Energy, LLC, dated as of February 2, 2011. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission.(12)

10.14	Transaction Confirmation, Supply Contract No. 0001, under Base Contract for Sale and Purchase of Natural Gas dated as of November 8, 2010 between Chevron Natural Gas, a division of Chevron U.S.A. Inc. and Atlas Resources, LLC, Viking Resources, LLC, and Resource Energy, LLC, dated February 17, 2011. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission.(12)

10.15	Gas Gathering Agreement for Natural Gas on the Legacy Appalachian System dated as of June 1, 2009 between Laurel Mountain Midstream, LLC and Atlas America, LLC, Atlas Energy Resources, LLC, Atlas Energy Operating Company, LLC, Atlas Noble, LLC, Resource Energy, LLC, Viking Resources, LLC, Atlas Pipeline Partners, L.P. and Atlas Pipeline Operating Partnership, L.P. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission.(12)

10.16	Gas Gathering Agreement for Natural Gas on the Expansion Appalachian System dated as of June 1, 2009 between Laurel Mountain Midstream, LLC and Atlas America, LLC, Atlas Energy Resources, LLC, Atlas Energy Operating Company, LLC, Atlas Noble, LLC, Resource Energy, LLC, Viking Resources, LLC, Atlas Pipeline Partners, L.P. and Atlas Pipeline Operating Partnership, L.P. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission.(12)

10.17	Employment Agreement between Atlas Energy, L.P. and Edward E. Cohen dated as of May 13, 2011(12)

10.18	Employment Agreement between Atlas Energy, L.P. and Jonathan Z. Cohen dated as of May 13, 2011(12)

10.19	Employment Agreement between Atlas Energy, L.P. and Eugene N. Dubay dated as of November 4, 2011(21)

10.20	Employment Agreement between Atlas Energy, L.P. and Matthew A. Jones dated as of November 4, 2011(32)

10.21	Employment Agreement between Atlas Energy, L.P., Atlas Pipeline Partners, L.P. and Patrick J. McDonie dated as of July 3, 2012(35)

10.22	Letter Agreement, by and between Atlas Pipeline Partners, L.P. and Atlas Pipeline Holdings, L.P., dated November 8, 2010(21)

10.23	Non-Competition and Non-Solicitation Agreement, by and between Chevron Corporation and Edward E. Cohen, dated as of November 8, 2010(22)

10.24	Non-Competition and Non-Solicitation Agreement, by and between Chevron Corporation and Jonathan Z. Cohen, dated as of November 8, 2010(22)

10.25(a)	Credit Agreement, dated as of March 5, 2012, among Atlas Resource Partners, L.P. and Wells Fargo Bank, N.A., as administrative agent for the Lenders(30)

Exhibit No.	Description

10.25(b)	First Amendment to Credit Agreement, dated as of April 30, 2012, between Atlas Resource Partners, L.P. and Wells Fargo Bank, N.A., as administrative agent for the Lenders(31)

10.25(c)	Second Amendment to Amended and Restated Credit Agreement, dated as of July 26, 2012, between Atlas Resource Partners, L.P. and Wells Fargo Bank, N.A., as administrative agent for the Lenders(17)

10.25(d)	Third Amendment to Amended and Restated Credit Agreement dated as of December 20, 2012(36)

10.25(e)	Fourth Amendment to Amended and Restated Credit Agreement dated as of January 11, 2013(37)

10.26	Secured Hedge Facility Agreement dated as of March 5, 2012 among Atlas Resources, LLC, the participating partnerships from time to time party thereto, the hedge providers from time to time party thereto and Wells Fargo Bank, N.A., as collateral agent for the hedge providers(30)

10.27	Atlas Resource Partners, L.P. 2012 Long-Term Incentive Plan(28)

10.28	Atlas Pipeline Partners, L.P. Long-Term Incentive Plan(27)

10.29	Atlas Pipeline Partners, L.P. Amended and Restated 2010 Long-Term Incentive Plan(20)

10.30(a)	Credit Agreement, dated as of May 16, 2012, among Atlas Energy, L.P. and Wells Fargo Bank, N.A., as administrative agent for the Lenders(2)

10.30(b)	First Amendment to Credit Agreement and First Amendment to Guaranty Agreement dated as of March 1, 2013(3)

10.31	Registration Rights Agreement, dated as of April 30, 2012, among Atlas Resource Partners, L.P. and the various parties listed therein(31)

10.32	Registration Rights Agreement, dated as of July 25, 2012, among Atlas Resource Partners, L.P. and the various parties listed therein(17)

10.33	Registration Rights Agreement, dated as of May 16, 2012, between Atlas Resource Partners, L.P., Wells Fargo Bank, National Association and the lenders named in the Credit Agreement dated May 16, 2012 by and among Atlas Energy, L.P. and the lenders named therein(40)

10.34	Second Lien Credit Agreement, dated as of December 20, 2012, by and among Atlas Resource Partners, L.P., the lenders party thereto and Wells Fargo Energy Capital, Inc. as administrative agent for the lenders(36)

10.35	Registration Rights Agreement, dated as of January 23, 2013 among Atlas Energy Holdings Operating Company, LLC, Atlas Resource Finance Corporation and the initial purchasers named therein(10)

10.36	Registration Rights Agreement, dated May 16, 2012, between Atlas Pipeline Partners, L.P., Wells Fargo Bank, National Association and the lenders named in the Credit Agreement dated May 16, 2012 by and among Atlas Energy, L.P. and the lenders named therein(35)

10.37	Registration Rights Agreement, dated September 28, 2012, by and among Atlas Pipeline Partners, L.P., Atlas Pipeline Finance Corporation, the subsidiaries named therein, and the initial purchasers listed therein(41)

10.38	Registration Rights Agreement, dated December 20, 2012, by and among Atlas Pipeline Partners, L.P., Atlas Pipeline Finance Corporation, the subsidiaries named therein, and the initial purchasers listed therein(42)

Exhibit No.	Description

10.39	Equity Distribution Agreement dated November 5, 2012, by and between Atlas Pipeline Partners, L.P. and Citigroup Global Markets Inc.(43)

10.40	Purchase and Sale Agreement, dated as of April 16, 2013, among TEAK Midstream Holdings, LLC, TEAK Midstream, L.L.C. and Atlas Pipeline Mid-Continent Holdings, LLC. The schedules to the Purchase and Sale Agreement have been omitted pursuant to Item 601(b) of Registration S-K. A copy of the omitted schedules will be furnished to the U.S. Securities and Exchange Commission supplementally upon request(29)

10.41	Registration Rights Agreement, dated February 11, 2013, by and among Atlas Pipeline Partners, L.P., Atlas Pipeline Finance Corporation, the subsidiaries named therein, and the initial purchasers listed therein(38)

10.42	Class D Preferred Unit Purchase Agreement, dated as of April 16, 2013, among Atlas Pipeline Partners, L.P. and the various purchasers party thereto(29)

10.43	Registration Rights Agreement, dated May 7, 2013, by and among Atlas Pipeline Partners, L.P. and the purchasers named therein(39)

10.44	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional, and Other Special Rights and Qualifications, Limitations and Restrictions Thereof, dated as of May 7, 2013(39)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification

31.2	Rule 13(a)-14(a)/14(d)-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	XBRL Instance Document(45)

101.SCH	XBRL Schema Document(45)

101.CAL	XBRL Calculation Linkbase Document(45)

101.LAB	XBRL Label Linkbase Document(45)

101.PRE	XBRL Presentation Linkbase Document(45)

101.DEF	XBRL Definition Linkbase Document(45)

(1)	Previously filed as an exhibit to the registration statement on Form S-1 (File No. 333-130999).
(2)	Previously filed as an exhibit to current report on Form 8-K filed May 21, 2012.
(3)	Previously filed as an exhibit to current report on Form 8-K filed on March 4, 2013.
(4)	Previously filed as an exhibit to current report on Form 8-K filed July 30, 2007.
(5)	Previously filed as an exhibit to current report on Form 8-K filed December 13, 2011.
(6)	Previously filed as an exhibit to annual report on Form 10-K for the year ended December 31, 2008.
(7)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended March 31, 2009.
(8)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on April 2, 2010.
(9)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on July 7, 2010.
(10)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on January 25, 2013.

(11)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on April 23, 2013.
(12)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended March 31, 2011.
(13)	Previously filed as an exhibit to current report on Form 8-K filed on February 24, 2011.
(14)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on December 13, 2011.
(15)	Previously filed as an exhibit to annual report on Form 10-K for the year ended December 31, 2010.
(16)	Previously filed as an exhibit to current report on Form 8-K filed on November 12, 2010.
(17)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on July 26, 2012.
(18)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on May 31, 2012.
(19)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on September 1, 2010.
(20)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s quarterly report on Form 10-Q filed on March 31, 2011.
(21)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended September 30, 2011.
(22)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended March 31, 2011.
(23)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on December 23, 2010.
(24)	Previously filed as an exhibit to current report on Form 8-K filed on March 25, 2011.
(25)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s quarterly report on Form 10-Q for the quarter ended March 31, 2011.
(26)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on July 11, 2011.
(27)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s annual report on Form 10-K for the year ended December 31, 2009.
(28)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on March 14, 2012.
(29)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on April 17, 2013.
(30)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on March 7, 2012.
(31)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on May 1, 2012.
(32)	Previously filed as an exhibit to annual report on Form 10-K for the year ended December 31, 2011.
(33)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s quarterly report on Form 10-Q for the quarter ended March 31, 2012.
(34)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on December 13, 2012.
(35)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s quarterly report on Form 10-Q for the quarter ended June 30, 2012.
(36)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on December 26, 2012.
(37)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on January 11, 2013.
(38)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on February 12, 2013.
(39)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on May 8, 2013.
(40)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s quarterly report on Form 10-Q for the quarter ended June 30, 2012.
(41)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on September 28, 2012.
(42)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on December 26, 2012.
(43)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on November 6, 2012.
(44)	Previously filed as an exhibit to the Original Filing.
(45)	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS ENERGY, L.P.
	By:	Atlas Energy GP, LLC, its General Partner

Date: October 22, 2013	By:	/s/ SEAN P. MCGRATH
Sean P. McGrath
Chief Financial Officer of the General Partner