Form 10-Q
period 2013-09-30
Atlas Energy, L.P.
filed 2013-11-08
CIK 1347218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of outstanding common units of the registrant on November 4, 2013 was 51,410,826.

ATLAS ENERGY, L.P. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS ENERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

ASSETS	September 30, 2013	December 31, 2012
Current assets:
Cash and cash equivalents	$29,498	$36,780
Accounts receivable	289,817	196,249
Current portion of derivative asset	25,733	35,351
Subscriptions receivable	13,900	55,357
Prepaid expenses and other	85,421	45,255
Total current assets	444,369	368,992

Property, plant and equipment, net	4,958,551	3,502,609
Intangible assets, net	547,014	200,680
Investment in joint ventures	238,221	86,002
Goodwill, net	535,721	351,069
Long-term derivative asset	37,504	16,840
Long-term derivative receivable from Drilling Partnerships	182	—
Other assets, net	123,529	71,002
	$6,885,091	$4,597,194
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current portion of long-term debt	$3,010	$10,835
Accounts payable	147,114	119,028
Liabilities associated with drilling contracts	—	67,293
Accrued producer liabilities	161,808	109,725
Current portion of derivative liability	1,461	—
Current portion of derivative payable to Drilling Partnerships	4,932	11,293
Accrued interest	39,472	11,556
Accrued well drilling and completion costs	47,149	47,637
Accrued liabilities	126,124	103,291
Total current liabilities	531,070	480,658

Long-term debt, less current portion	2,840,921	1,529,508
Long-term derivative liability	—	888
Long-term derivative payable to Drilling Partnerships	—	2,429
Deferred income taxes, net	34,696	30,258
Asset retirement obligations and other	97,650	73,605

Commitments and contingencies

Partners’ Capital:
Common limited partners’ interests	405,285	456,171
Accumulated other comprehensive income	19,941	9,699
	425,226	465,870
Non-controlling interests	2,955,528	2,013,978
Total partners’ capital	3,380,754	2,479,848
	$6,885,091	$4,597,194

See accompanying notes to consolidated financial statements.

ATLAS ENERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Gas and oil production	$83,032	$24,699	$176,190	$61,323
Well construction and completion	10,964	36,317	92,293	92,277
Gathering and processing	582,961	297,868	1,538,970	859,429
Administration and oversight	4,447	4,440	8,923	8,586
Well services	5,023	5,086	14,703	15,344
Gain (loss) on mark-to-market derivatives	(24,517)	(18,907)	(9,493)	36,905
Other, net	(11,921)	5,270	(5,700)	8,575
Total revenues	649,989	354,773	1,815,886	1,082,439

Costs and expenses:
Gas and oil production	30,586	7,295	64,837	16,247
Well construction and completion	9,534	31,581	80,255	79,882
Gathering and processing	492,691	245,074	1,298,300	710,470
Well services	2,386	2,232	7,009	7,076
General and administrative	61,914	33,991	156,446	108,846
Chevron transaction expense	—	7,670	—	7,670
Depreciation, depletion and amortization	94,067	37,079	214,313	99,563
Total costs and expenses	691,178	364,922	1,821,160	1,029,754

Operating income (loss)	(41,189)	(10,149)	(5,274)	52,685

Gain (loss) on asset sales and disposal	(661)	2	(3,554)	(7,019)
Interest expense	(38,513)	(11,245)	(91,854)	(30,630)
Loss on early extinguishment of debt	—	—	(26,601)	—

Net income (loss) before tax	(80,363)	(21,392)	(127,283)	15,036
Income tax benefit	817	—	854	—
Net income (loss)	(79,546)	(21,392)	(126,429)	15,036
Loss (income) attributable to non-controlling interests	52,022	9,982	78,062	(52,574)
Net loss attributable to common limited partners	$(27,524)	$(11,410)	$(48,367)	$(37,538)

Net loss attributable to common limited partners per unit:
Basic and Diluted	$(0.54)	$(0.22)	$(0.94)	$(0.73)

Weighted average common limited partner units outstanding:
Basic and Diluted	51,390	51,335	51,380	51,316

See accompanying notes to consolidated financial statements.

ATLAS ENERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	As Restated 2012	2013	As Restated 2012
Net income (loss)	$(79,546)	$(21,392)	$(126,429)	$15,036
Other comprehensive income (loss):
Changes in fair value of derivative instruments accounted for as cash flow hedges	16,438	(19,487)	35,875	(5,832)
Less: reclassification adjustment for realized gains of cash flow hedges in net income (loss)	(1,300)	(5,035)	(4,579)	(12,120)
Total other comprehensive income (loss)	15,138	(24,522)	31,296	(17,952)
Comprehensive loss	(64,408)	(45,914)	(95,133)	(2,916)
Comprehensive (income) loss attributable to non-controlling interests	42,898	16,747	57,008	(59,508)
Comprehensive loss attributable to common limited partners	$(21,510)	$(29,167)	$(38,125)	$(62,424)

See accompanying notes to consolidated financial statements.

ATLAS ENERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands, except unit data)

(Unaudited)

	Common Limited Partners’ Capital		Accumulated Other Comprehensive	Non-Controlling	Total Partners’
	Units	Amount	Income	Interest	Capital
Balance at January 1, 2013	51,365,582	$456,171	$9,699	$2,013,978	$2,479,848
Distributions to non-controlling interests	—	—	—	(171,551)	(171,551)
Contributions from Atlas Pipeline Partners, L.P.’s non-controlling interests	—	—	—	8,277	8,277
Unissued common units under incentive plan	—	17,122	—	23,698	40,820
Issuance of units under incentive plans	33,282	—	—	119	119
Distributions paid to common limited partners	—	(53,949)	—	—	(53,949)
Distribution equivalent rights paid on unissued units under incentive plans	—	(2,418)	—	(3,631)	(6,049)
Atlas Pipeline Partners, L.P. purchase price allocation	—	—	—	(30,607)	(30,607)
Gain on issuance of Atlas Resource Partners, L.P.’s common units	—	25,221	—	(25,221)	—
Gain on issuance of Atlas Pipeline Partners, L.P.’s common units	—	11,505	—	(11,505)	—
Non-controlling interests’ capital contributions	—	—	—	1,208,979	1,208,979
Other comprehensive income	—	—	10,242	21,054	31,296
Net loss	—	(48,367)	—	(78,062)	(126,429)
Balance at September 30, 2013	51,398,864	$405,285	$19,941	$2,955,528	$3,380,754

See accompanying notes to consolidated financial statements.

ATLAS ENERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2013	2012
Net income (loss)	$(126,429)	$15,036
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	214,313	99,563
Amortization of deferred financing costs	14,392	4,562
Non-cash (gain) loss on derivative value, net	11,851	(40,636)
Non-cash compensation expense	41,700	28,487
Loss on asset sales and disposal	3,554	7,019
Deferred income tax benefit	(854)	—
Loss on early extinguishment of debt	26,601	—
Distributions paid to non-controlling interests	(175,182)	(86,589)
Equity income in unconsolidated companies	(2,103)	(5,582)
Distributions received from unconsolidated companies	6,129	6,331
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses and other	(71,493)	30,357
Accounts payable and accrued liabilities	(1,869)	(30,640)
Net cash provided by (used in) operating activities	(59,390)	27,908

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(533,688)	(315,791)
Net cash paid for acquisitions	(1,777,881)	(301,247)
Investment in joint ventures	(9,813)	—
Other	(6,154)	546
Net cash used in investing activities	(2,327,536)	(616,492)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	1,996,000	940,500
Repayments under credit facilities	(1,884,425)	(780,500)
Net proceeds from issuance of Atlas Pipeline Partners, L.P.’s long-term debt	1,028,369	—
Net proceeds from issuance of Atlas Resource Partners, L.P.’s long-term debt	510,518	319,100
Repayments of Atlas Pipeline Partners, L.P. long-term debt	(365,822)	—
Net proceeds from subsidiary equity offerings	1,208,979	119,389
Distributions paid to unitholders	(53,949)	(37,971)
APL contributions received from non-controlling interests	8,277	—
Premium paid on retirement of Atlas Pipeline Partners, L.P. long-term debt	(25,581)	—
Deferred financing costs and other	(42,722)	(16,055)
Net cash provided by financing activities	2,379,644	544,463

Net change in cash and cash equivalents	(7,282)	(44,121)
Cash and cash equivalents, beginning of year	36,780	77,376
Cash and cash equivalents, end of period	$29,498	$33,255

See accompanying notes to consolidated financial statements.

ATLAS ENERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

Atlas Energy, L.P., (the “Partnership” or “Atlas Energy”) is a publicly-traded Delaware master limited partnership (NYSE: ATLS). At September 30, 2013, the Partnership’s operations primarily consisted of its ownership interests in the following:

•

Atlas Resource Partners, L.P. (“ARP”), a publicly-traded Delaware master limited partnership (NYSE: ARP) and an independent developer and producer of natural gas, crude oil and natural gas liquids (“NGL”), with operations in basins across the United States. ARP sponsors and manages tax-advantaged investment partnerships, in which it coinvests, to finance a portion of its natural gas, crude oil and NGL production activities. At September 30, 2013, the Partnership owned 100% of the general partner Class A units, all of the incentive distribution rights, and an approximate 36.9% limited partner interest (20,962,485 common and 3,749,986 Class C preferred limited partner units) in ARP;

•

Atlas Pipeline Partners, L.P. (“APL”), a publicly-traded Delaware master limited partnership (NYSE: APL) and midstream energy service provider engaged in the gathering, processing and treating of natural gas in the mid-continent and southwestern regions of the United States; natural gas gathering services in the Appalachian Basin in the northeastern region of the United States; and NGL transportation services throughout the southwestern region of the United States. At September 30, 2013, the Partnership owned a 2.0% general partner interest, all of the incentive distribution rights, and an approximate 6.2% common limited partner interest in APL;

•

Lightfoot Capital Partners, LP (“Lightfoot LP”) and Lightfoot Capital Partners GP, LLC (“Lightfoot GP”), the general partner of Lightfoot L.P. (collectively, “Lightfoot”), entities which incubate new master limited partnerships (“MLPs”) and invest in existing MLPs. At September 30, 2013, the Partnership had an approximate 16% general partner interest and 12% limited partner interest in Lightfoot (see Note 6); and

•	Certain natural gas and oil producing assets located in the Arkoma Basin of eastern Oklahoma (see Note 3).

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

The accompanying consolidated financial statements, which are unaudited except that the balance sheet at December 31, 2012 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012. Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation. Due to changes in business as a result of the formation of ARP during the three months ended December 31, 2012, management of the Partnership modified its reportable operating segments. As a result, management of the Partnership reclassified the operating segment data for the three and nine months ended September 30, 2012 to be consistent with the three and nine months ended September 30, 2013. The results of operations for the three and nine months ended September 30, 2013 may not necessarily be indicative of the results of operations for the full year ending December 31, 2013.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Combination

The consolidated financial statements include the accounts of the Partnership and its consolidated subsidiaries, all of which are wholly-owned at September 30, 2013, except for ARP and APL, which are controlled by the Partnership. Due to the structure of the Partnership’s ownership interests in ARP and APL, the Partnership consolidates the financial statements of ARP and APL into its consolidated financial statements rather than present its ownership interest as equity investments. As such, the non-controlling interests in ARP and APL are reflected as (income) loss attributable to non-controlling interests in its consolidated statements of operations and as a component of partners’ capital on its consolidated balance sheets. All material intercompany transactions have been eliminated.

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

The natural gas industry principally conducts its business by processing actual transactions as many as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following month’s financial results. Management believes that the operating results presented for the three and nine months ended September 30, 2013 and 2012 represent actual results in all material respects (see “Revenue Recognition”).

Receivables

Accounts receivable on the consolidated balance sheets consist primarily of the trade accounts receivable associated with the Partnership and its subsidiaries. In evaluating the realizability of its accounts receivable, management performs ongoing credit evaluations of customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by management’s review of customers’ credit information. The Partnership and its subsidiaries extend credit on sales on an unsecured basis to many of its customers. At September 30, 2013 and December 31, 2012, the Partnership had recorded no allowance for uncollectible accounts receivable on its consolidated balance sheets.

Inventory

The Partnership had $25.8 million and $13.5 million of inventory at September 30, 2013 and December 31, 2012, respectively, which were included within prepaid expenses and other current assets on its consolidated balance sheets. The Partnership and its subsidiaries value inventories at the lower of cost or market. ARP’s inventories, which consist of materials, pipes, supplies and other inventories, were principally determined using the average cost method. APL’s crude oil and refined product inventory costs consist of APL’s natural gas liquids line fill, which represents amounts receivable for NGLs delivered to counterparties for which the counterparty will pay at a designated later period at a price determined by the then current market price.

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

The Partnership and ARP follow the successful efforts method of accounting for oil and gas producing activities. Exploratory drilling costs are capitalized pending determination of whether a well is successful. Exploratory wells subsequently determined to be dry holes are charged to expense. Costs resulting in exploratory discoveries and all development costs, whether successful or not, are capitalized. Geological and geophysical costs to enhance or evaluate development of proved fields or areas are capitalized. All other geological and geophysical costs, delay rentals and unsuccessful exploratory wells are expensed. Oil and natural gas liquids are converted to gas equivalent basis (“Mcfe”) at the rate of one barrel to 6 Mcf of natural gas. Mcf is defined as one thousand cubic feet.

The Partnership and ARP’s depletion expense is determined on a field-by-field basis using the units-of-production method. Depletion rates for leasehold acquisition costs are based on estimated proved reserves, and depletion rates for well and related equipment costs are based on proved developed reserves associated with each field. Depletion rates are determined based on reserve quantity estimates and the capitalized costs of undeveloped and developed producing properties. Capitalized costs of developed producing properties in each field are aggregated to include ARP’s costs of property interests in proportionately consolidated Drilling Partnerships, joint venture wells, wells drilled solely by ARP for its interests, properties purchased and working interests with other outside operators.

Upon the sale or retirement of a complete field of a proved property, the cost is eliminated from the property accounts, and the resultant gain or loss is reclassified to the Partnership’s consolidated statements of operations. Upon the sale of an individual well, the proceeds are credited to accumulated depreciation and depletion within the Partnership’s consolidated balance sheets. Upon sale of an entire interest in an unproved property where the property had been assessed for impairment individually, a gain or loss is recognized in the Partnership’s consolidated statements of operations. If a partial interest in an unproved property is sold, any funds received are accounted for as a reduction of the cost in the interest retained.

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

The review of oil and gas properties is done on a field-by-field basis by determining if the historical cost of proved properties less the applicable accumulated depletion, depreciation and amortization and abandonment is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on the Partnership’s and ARP’s plans to continue to produce and develop proved reserves. Expected future cash flow from the sale of production of reserves is calculated based on estimated future prices. The Partnership and ARP estimate prices based upon current contracts in place, adjusted for basis differentials and market related information including published futures prices. The estimated future level of production is based on assumptions surrounding future prices and costs, field decline rates, market demand and supply and the economic and regulatory climates. If the carrying value exceeds the expected future cash flows, an impairment loss is recognized for the difference between the estimated fair market value (as determined by discounted future cash flows) and the carrying value of the assets.

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

ARP’s lower operating and administrative costs result from the limited partners in the Drilling Partnerships paying to ARP their proportionate share of these expenses plus a profit margin. These assumptions could result in ARP’s calculation of depletion and impairment being different than its proportionate share of the Drilling Partnerships’ calculations for these items. In addition, reserve estimates for wells with limited or no production history are less reliable than those based on actual production. Estimated reserves are often subject to future revisions, which could be substantial, based on the availability of additional information which could cause the assumptions to be modified. The Partnership and ARP cannot predict what reserve revisions may be required in future periods.

ARP’s method of calculating its reserves may result in reserve quantities and values which are greater than those which would be calculated by the Drilling Partnerships, which ARP sponsors and owns an interest in but does not control. ARP’s reserve quantities include reserves in excess of its proportionate share of reserves in Drilling Partnerships, which ARP may be unable to recover due to the Drilling Partnerships’ legal structure. ARP may have to pay additional consideration in the future as a well or Drilling Partnership becomes uneconomic under the terms of the Drilling Partnership’s agreement in order to recover these excess reserves and to acquire any additional residual interests in the wells held by other partnership investors. The acquisition of any such uneconomic well interest from the Drilling Partnership by ARP is governed under the Drilling Partnership’s agreement.  In general, ARP will seek consent from the Drilling Partnership’s limited partners to acquire the well interests from the drilling Partnership based upon ARP’s determination of fair market value.

Unproved properties are reviewed annually for impairment or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment charges are recorded if conditions indicate that the Partnership and ARP will not explore the acreage prior to expiration of the applicable leases or if it is determined that the carrying value of the properties is above their fair value. There were no impairments of unproved gas and oil properties recorded on the Partnership’s consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012.

Proved properties are reviewed annually for impairment or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. During the year ended December 31, 2012, the Partnership recognized $9.5 million of asset impairments related to ARP’s gas and oil properties within property, plant and equipment on its consolidated balance sheet for its shallow natural gas wells in the Antrim and Niobrara Shales. These impairments related to the carrying amounts of these gas and oil properties being in excess of ARP’s estimate of their fair values at December 31, 2012. The estimate of the fair values of these gas and oil properties was impacted by, among other factors, the deterioration of natural gas prices at the date of measurement. There were no impairments of proved gas and oil properties recorded on the Partnership’s consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012.

Capitalized Interest

ARP and APL capitalize interest on borrowed funds related to capital projects only for periods that activities are in progress to bring these projects to their intended use. The weighted average interest rates used to capitalize interest on combined borrowed funds by ARP and APL in the aggregate were 6.1% and 5.1% for the three months ended September 30, 2013 and 2012, respectively, and 6.0% and 5.9% for the nine months ended September 30, 2013 and 2012, respectively. The aggregate amounts of interest capitalized by ARP and APL were $5.1 million and $2.8 million for the three months ended September 30, 2013 and 2012, respectively, and $15.8 million and $7.3 million for the nine months ended September 30, 2013 and 2012, respectively.

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

The following table reflects the components of intangible assets being amortized at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012	Estimated Useful Lives In Years
Gross Carrying Amount:
Customer contracts and relationships	$726,072	$325,246	7–10
Partnership management and operating contracts	14,344	14,344	13
	$740,416	$339,590

Accumulated Amortization:
Customer contracts and relationships	$(180,117)	$(125,886)
Partnership management and operating contracts	(13,285)	(13,024)
	$(193,402)	$(138,910)

Net Carrying Amount:
Customer contracts and relationships	$545,955	$199,360
Partnership management and operating contracts	1,059	1,320
	$547,014	$200,680

Amortization expense on intangible assets was $24.0 million and $6.3 million for the three months ended September 30, 2013 and 2012, respectively, and $54.5 million and $18.1 million for the nine months ended September 30, 2013 and 2012, respectively. Aggregate estimated annual amortization expense for all of the contracts described above for the next five years ending December 31 is as follows: 2013 - $78.4 million; 2014 - $92.3 million; 2015 - $87.0 million; 2016 - $86.9 million; and 2017 - $80.9 million.

Goodwill

At September 30, 2013, the Partnership had $535.7 million of goodwill, which consisted of $31.8 million related to prior ARP consummated acquisitions and $503.9 million related to APL’s Cardinal and TEAK acquisitions (see Note 3). At December 31, 2012, the Partnership had $351.1 million of goodwill, which consisted of $31.8 million related to prior ARP consummated acquisitions and $319.3 million related to APL’s acquisitions during the year ended December 31, 2012, of which $310.9 million related to the Cardinal acquisition (see Note 3). The change in goodwill is primarily related to an addition of $280.3 million of goodwill from the TEAK acquisition offset by a $96.4 million reduction in goodwill related to an adjustment of the fair value of assets acquired and liabilities assumed from the Cardinal acquisition (see Note 3). The goodwill related to APL’s Cardinal acquisition is a result of the strategic industry position of the assets and potential future synergies. The goodwill related to the TEAK acquisition is a result of the strategic industry position. The valuation assessments for the TEAK and Cardinal acquisitions have not been completed as of September 30, 2013. The estimated goodwill allocation as of September 30, 2013 is subject to change and may be material. There were no changes in the carrying amount of goodwill for ARP for the three and nine months ended September 30, 2013 and 2012.

ARP and APL test their goodwill for impairment at each year end by comparing its reporting unit estimated fair values to carrying values. Because quoted market prices for the reporting units are not available, management must apply judgment in determining the estimated fair value of these reporting units. ARP’s and APL’s management uses all available information to make these fair value determinations, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets and the available market data of the respective industry group. A key component of these fair value determinations is a reconciliation of the sum of the fair value calculations to market capitalization. The observed market prices of individual trades of an entity’s equity securities (and thus its computed market capitalization) may not be representative of the fair value of the entity as a whole. Substantial value may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity. Consequently, measuring the fair value of a collection of assets and liabilities that operate together in a controlled entity is different from measuring the fair value of that entity on a stand-alone basis. In most industries, including ARP’s and APL’s, an acquiring entity typically is willing to pay more for equity securities that give it a controlling interest than an investor would pay for a number of equity securities representing less than a controlling interest. Therefore, once the above fair value calculations have been determined, ARP and APL also consider the inclusion of a control premium within the calculations. This control premium is judgmental and is based on, among other items, observed acquisitions in ARP’s and APL’s industry. The resultant fair values calculated for the reporting units are compared to observable metrics on large mergers and acquisitions in ARP’s and APL’s industry to determine whether those valuations appear reasonable in management’s judgment. ARP’s and APL’s management will continue to evaluate goodwill at least annually or when impairment indicators arise. During the three and nine months ended September 30, 2013 and 2012, no impairment indicators arose and no goodwill impairments were recognized for ARP or APL by the Partnership.

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

Derivative Instruments

The Partnership and its subsidiaries enter into certain financial contracts to manage their exposure to movement in commodity prices and interest rates (see Note 9). The derivative instruments recorded in the consolidated balance sheets were measured as either an asset or liability at fair value. Changes in the fair value of derivative instruments are recognized currently in the Partnership’s consolidated statements of operations unless specific hedge accounting criteria are met.

Asset Retirement Obligations

The Partnership and ARP recognize an estimated liability for the plugging and abandonment of their respective gas and oil wells and related facilities (see Note 7). The Partnership and ARP also recognize a liability for their respective future asset retirement obligations in the current period if a reasonable estimate of the fair value of that liability can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Partnership and its subsidiaries also consider the estimated salvage value in the calculation of depreciation, depletion and amortization.

Income Taxes

The Partnership is not subject to U.S. federal and most state income taxes. The partners of the Partnership are liable for income tax in regard to their distributive share of the Partnership’s taxable income. Such taxable income may vary substantially from net income (loss) reported in the accompanying consolidated financial statements.

The Partnership evaluates tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns and disallows the recognition of tax positions not deemed to meet a “more-likely-than-not” threshold of being sustained by the applicable tax authority. The Partnership’s management does not believe it has any tax positions taken within its consolidated financial statements that would not meet this threshold. The Partnership’s policy is to reflect interest and penalties related to uncertain tax positions, when and if they become applicable. The Partnership has not recognized any potential interest or penalties in its consolidated financial statements for the three and nine months ended September 30, 2013 and 2012.

The Partnership files Partnership Returns of Income in the U.S. and various state jurisdictions. With few exceptions, the Partnership is no longer subject to income tax examinations by major tax authorities for years prior to 2010. The Partnership is not currently being examined by any jurisdiction and is not aware of any potential examinations as of September 30, 2013, except for an ongoing examination by the Texas Comptroller of Public Accounts related to APL’s Texas Franchise Tax for franchise report years 2008 through 2011.

Certain corporate subsidiaries of the Partnership are subject to federal and state income tax. With the exception of a corporate subsidiary acquired by APL through the Cardinal Acquisition (see Note 3), the federal and state income taxes related to the Partnership and these corporate subsidiaries were immaterial to the consolidated financial statements as of September 30, 2013 and are recorded in pre-tax income on a current basis only. Accordingly, no federal or state deferred income tax has been provided for these corporate subsidiaries in the accompanying consolidated financial statements. APL’s corporate subsidiary accounts for income taxes under the asset and liability method. Deferred income taxes are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of any tax rate change on deferred taxes is recognized in the period that includes the enactment date of the tax rate change. Realization of deferred tax assets is assessed and, if not more likely than not, a valuation allowance is recorded to write down the deferred tax assets to their net realizable value. The effective tax rate differs from the statutory rate due primarily to APL earnings that are generally not subject to federal and state income taxes at the APL level (see Note 11).

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

The following is a reconciliation of net income (loss) allocated to the common limited partners for purposes of calculating net income (loss) attributable to common limited partners per unit (in thousands, except unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$(79,546)	$(21,392)	$(126,429)	$15,036
Loss (income) attributable to non-controlling interests	52,022	9,982	78,062	(52,574)
Net loss attributable to common limited partners	(27,524)	(11,410)	(48,367)	(37,538)
Less: Net income attributable to participating securities – phantom units(1)	—	—	—	—
Net loss utilized in the calculation of net loss attributable to common limited partners per unit	$(27,524)	$(11,410)	$(48,367)	$(37,538)

(1)

Net income attributable to common limited partners’ ownership interests is allocated to the phantom units on a pro-rata basis (weighted average phantom units outstanding as a percentage of the sum of the weighted average phantom units and common limited partner units outstanding). For the three months ended September 30, 2013 and 2012, net loss attributable to common limited partners’ ownership interest is not allocated to approximately 2,322,000 and 2,106,000 phantom units, respectively, because the contractual terms of the phantom units as participating securities do not require the holders to share in the losses of the entity. For the nine months ended September 30, 2013 and 2012, net loss attributable to common limited partners’ ownership interest is not allocated to approximately 2,271,000 and 2,046,000 phantom units, respectively, because the contractual terms of the phantom units as participating securities do not require the holders to share in the losses of the entity.

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

The following table sets forth the reconciliation of the Partnership’s weighted average number of common limited partner units used to compute basic net income (loss) attributable to common limited partners per unit with those used to compute diluted net income (loss) attributable to common limited partners per unit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average number of common limited partners per unit—basic	51,390	51,335	51,380	51,316
Add effect of dilutive incentive awards(1)	—	—	—	—
Weighted average number of common limited partners per unit—diluted	51,390	51,335	51,380	51,316

(1)

For the three months ended September 30, 2013 and 2012, approximately 4,196,000 units and 3,011,000 units, respectively, were excluded from the computation of diluted earnings attributable to common limited partners per unit because the inclusion of such units would have been anti-dilutive. For the nine months ended September 30, 2013 and 2012, approximately 3,963,000 units and 2,786,000 units, respectively, were excluded from the computation of diluted earnings attributable to common limited partners per unit because the inclusion of such units would have been anti-dilutive.

Accrued Producer Liabilities

Accrued producer liabilities on the Partnership’s consolidated balance sheets represent APL’s accrued purchase commitments payable to producers related to the natural gas gathered and processed through its system under its Percentage of Proceeds (“POP”) and Keep-Whole contracts (see “Revenue Recognition”).

Revenue Recognition

Natural gas and oil production.  The Partnership and ARP generally sell natural gas, crude oil and NGLs at prevailing market prices. Typically, sales contracts are based on pricing provisions that are tied to a market index, with certain fixed adjustments based on proximity to gathering and transmission lines and the quality of its natural gas. Generally, the market index is fixed two business days prior to the commencement of the production month. Revenue and the related accounts receivable are recognized when produced quantities are delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured and the sales price is fixed or determinable. Revenues from the production of natural gas, crude oil and NGLs, in which the Partnership or ARP has an interest with other producers, are recognized on the basis of the entity’s percentage ownership of the working interest and/or overriding royalty.

ARP’s Drilling Partnerships. Certain energy activities are conducted by ARP through, and a portion of its revenues are attributable to, the Drilling Partnerships. ARP contracts with the Drilling Partnerships to drill partnership wells. The contracts require that the Drilling Partnerships pay ARP the full contract price upon execution. The income from a drilling contract is recognized as the services are performed using the percentage of completion method. The contracts are typically completed between 60 and 270 days. On an uncompleted contract, ARP classifies the difference between the contract payments it has received and the revenue earned as a current liability titled “Liabilities Associated with Drilling Contracts” on the Partnership’s consolidated balance sheets. ARP recognizes well services revenues at the time the services are performed. ARP is also entitled to receive management fees according to the respective partnership agreements and recognizes such fees as income when earned, which are included in administration and oversight revenues within the Partnership’s consolidated statements of operations.

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

The Partnership and its subsidiaries accrue unbilled revenue and APL accrues the related purchase costs due to timing differences between the delivery of natural gas, NGLs, crude oil and condensate and the receipt of a delivery statement. These revenues are recorded based upon volumetric data and management estimates of the related commodity sales and transportation and compression fees which are, in turn, based upon applicable product prices (see “Use of Estimates” for further description). The Partnership and its subsidiaries had unbilled revenues at September 30, 2013 and December 31, 2012 of $192.1 million and $134.2 million, respectively, which were included in accounts receivable within its consolidated balance sheets. APL’s accrued purchase costs at September 30, 2013 and December 31, 2012 are included within accrued producer liabilities within the Partnership’s consolidated balance sheets.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources that, under U.S. GAAP, have not been recognized in the calculation of net income (loss). These changes, other than net income (loss), are referred to as “other comprehensive income (loss)” on the Partnership’s consolidated financial statements, and for all periods presented, only include changes in the fair value of unsettled derivative contracts accounted for as cash flow hedges (see Note 9). The Partnership does not have any other type of transaction which would be included within other comprehensive income (loss).

On October 23, 2013, the Partnership filed a Form 10-K/A (“Form 10-K/A”) to amend its previously filed Annual Report on Form 10-K for the year ended December 31, 2012.  In the Form 10-K/A, the Partnership restated the consolidated statements of comprehensive income (loss) of the Partnership and subsidiaries for the years ended December 31, 2012, 2011 and 2010 to reorder certain line items and subtotals presented, separately disclose the amounts of total other comprehensive income (loss), consolidated comprehensive income (loss), including amounts attributable to the common limited partners and attributable to non-controlling interests, and revise certain headings in such consolidated financial statements.  The accompanying consolidated statements of comprehensive income (loss) for the three and nine month periods ended September 30, 2012 have been restated to conform with the presentation included within the Form 10-K/A.  The previously reported amounts of comprehensive income (loss) attributable to common limited partners did not change for any of the previously reported periods.

Recently Adopted Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (“Update 2013-10”), which amends Accounting Standards Codification Topic 815. Topic 815 provides guidance on the risks that are permitted to be hedged in a fair value or cash flow hedge. In addition, only the interest rates on direct Treasury obligations of the U.S. Government (“UST”) and the London Interbank Offered Rate (“LIBOR”) swap rate are considered benchmark interest rates. Update 2013-10 amends Topic 815 to include the Overnight Index Swap Rate (“OIS”), also referred to as the Fed Funds Effective Swap Rate, as a U.S. benchmark interest rate for hedge accounting purposes. Including the OIS as an acceptable U.S. benchmark interest rate in addition to UST and LIBOR will provide risk managers with a more comprehensive spectrum of interest rate resets to utilize as the designated benchmark interest rate risk component under the hedge accounting guidance in Topic 815. Update 2013-10 is effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Partnership adopted the requirements of Update 2013-10 upon its effective date of July 17, 2013, and it had no material impact on its financial position, results of operations or related disclosures.

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

Recently Issued Accounting Standards

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740) –Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“Update 2013-11”),

which, among other changes, requires an entity to present an unrecognized tax benefit as a liability and not net with deferred tax assets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes under the tax law of the applicable jurisdiction that would result from the disallowance of a tax position or when the tax law of the applicable tax jurisdiction does not require, and the entity does not intend to, use the deferred tax asset for such purpose. These requirements are effective for interim and annual reporting periods beginning after December 15, 2013. Early adoption is permitted. These amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Partnership will apply the requirements of Update 2013-11 upon its effective date of January 1, 2014, and it does not anticipate it having a material impact on its financial position, results of operations or related disclosures.

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

NOTE 3 – ACQUISITIONS

ARP EP Energy Acquisition

On July 31, 2013, ARP completed an acquisition of assets from EP Energy E&P Company, L.P (“EP Energy”). Pursuant to the purchase and sale agreement, ARP acquired certain assets from EP Energy for approximately $705.9 million in cash, net of purchase price adjustments (the “EP Energy Acquisition”). ARP funded the purchase price through borrowings under its revolving credit facility, the issuance of its 9.25% ARP Senior Notes due August 15, 2021 (see Note 8), and the issuance of 14,950,000 common limited partner units and 3,749,986 newly created Class C convertible preferred units (see Note 14).  The ARP assets acquired included coal-bed methane producing natural gas assets in the Raton Basin in northern New Mexico, the Black Warrior Basin in central Alabama and the County Line area of Wyoming. The EP Energy Acquisition had an effective date of May 1, 2013. The accompanying consolidated financial statements reflect the operating results of the acquired business commencing July 31, 2013.

ARP accounted for this transaction under the acquisition method of accounting. Accordingly, ARP evaluated the identifiable assets acquired and liabilities assumed at their respective acquisition date fair values (see Note 10). All costs associated with the acquisition of assets were expensed as incurred. Due to the recent date of the acquisition, the accounting for the business combination is based upon preliminary data that remains subject to adjustment and could further change as ARP continues to evaluate the facts and circumstances that existed as of the acquisition date

The following table presents the preliminary values assigned to the assets acquired and liabilities assumed in the acquisition, based on their estimated fair values at the date of the acquisition (in thousands):

Assets:
Property, plant and equipment	$720,118

Liabilities:
Asset retirement obligation	14,142
Net assets acquired	$705,976

Revenues and net loss of $25.8 million and $4.8 million, respectively, have been included in the Partnership’s consolidated statements of operations related to the EP Energy Acquisition for the three and nine months ended September 30, 2013.

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

The following table presents the values assigned to the assets acquired and liabilities assumed in the acquisition, based on their estimated fair values at the date of the acquisition (in thousands):

Assets:
Cash and cash equivalents	$372

Accounts receivable	5,253
Prepaid expenses and other	131
Total current assets	5,756

Property, plant and equipment	208,491
Other assets, net	2,344
Total assets acquired	$216,591

Liabilities:
Accounts payable	$676
Revenue distribution payable	3,091
Accrued liabilities	1,816
Total current liabilities	5,583

Asset retirement obligation and other	2,418
Total liabilities assumed	8,001
Net assets acquired	$208,590

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

The following table presents the values assigned to the assets acquired and liabilities assumed in the acquisition, based on their estimated fair values at the date of the acquisition (in thousands):

Assets:
Property, plant and equipment	$190,946
Liabilities:
Asset retirement obligation	3,903
Net assets acquired	$187,043

APL’s TEAK Acquisition.

On May 7, 2013, APL completed the acquisition of 100% of the equity interests held by TEAK Midstream, LLC (“TEAK”) for $1.0 billion in cash, subject to customary purchase price adjustments, less cash received (the “TEAK Acquisition”), including $50.0 million placed into escrow pending final settlement of working capital adjustments and to cover potential indemnity claims. The funds placed into escrow were recognized within prepaid expenses and other on the Partnership’s consolidated balance sheet as of September 30, 2013. Through the TEAK Acquisition, APL acquired natural gas gathering and processing facilities in southern Texas, including two cryogenic processing facilities, related gathering pipelines, a 75% interest in T2 LaSalle Gathering Company (“T2 LaSalle”), a 50% interest in T2 Eagle Ford Gathering Company (“T2 Eagle Ford”), and a 50% interest in T2 EF Cogeneration Holdings, LLC (“T2 Co-Gen”) (collectively, the “T2 Joint Ventures”).

APL funded the purchase price for the TEAK Acquisition through:

•

the private placement of $400.0 million of its Class D convertible preferred units (“Class D Preferred Units”) for net proceeds of $397.7 million, including the Partnership’s general partner contribution of $8.2 million to maintain its 2.0% general partner interest in APL (see Note 14);

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

APL accounted for this transaction under the acquisition method of accounting. Accordingly, APL evaluated the identifiable assets acquired and liabilities assumed at their respective acquisition date fair values (see Note 10). In conjunction with the issuance of APL’s common and preferred limited partner units associated with the acquisition, $16.6 million of transaction fees were included in the net proceeds recorded within non-controlling interests on the Partnership’s consolidated balance sheet. In conjunction with APL’s issuance of the 4.75% APL Senior Notes and an amendment to its revolving credit facility (see Note 8), APL recorded $9.5 million of transaction fees as deferred financing costs, which are included in other assets, net on the Partnership’s consolidated balance sheet at September 30, 2013. All other costs associated with the acquisition were expensed as incurred.

Due to the recent date of the acquisition, the accounting for the business combination is based upon preliminary data that remains subject to adjustment and could further change as APL continues to evaluate the facts and circumstances that existed as of the acquisition date.

The following table presents the values assigned to the assets acquired and liabilities assumed in the TEAK Acquisition, based on their estimated fair values at the date of the acquisition (in thousands):

Assets:
Cash	$8,157
Accounts receivable	11,837
Prepaid expenses and other	1,871
Total current assets	21,865
Property, plant and equipment	290,118
Intangible assets	285,000
Goodwill	280,331
Equity method investment in joint ventures	148,120
Total assets acquired	$1,025,434

Liabilities:
Accounts payable and accrued liabilities	17,754
Total liabilities assumed	17,754
Net assets acquired	1,007,680
Less cash received	(8,157)
Net cash paid for acquisition	$999,523

Revenues and net loss of $39.2 million and $8.8 million, respectively, for the three months ended September 30, 2013, and $59.2 million and $11.3 million, respectively, for the nine months ended September 30, 2013 from the acquisition date of May 7, 2013 have been included in the Partnership’s consolidated financial statements related to the TEAK Acquisition. Net income of $1.0 million which was contributed from the TEAK Acquisition from April 1, 2013 (the effective date) to May 7, 2013 (the closing date) was included as a reduction to the purchase price adjustment.

APL’s Cardinal Acquisition

On December 20, 2012, APL completed the Cardinal Acquisition for $599.1 million in cash, including final purchase price adjustments. The assets from this acquisition, which are referred to as the APL Arkoma assets, include gas gathering, processing and treating facilities in Arkansas, Louisiana, Oklahoma and Texas and a 60% interest in Centrahoma. The remaining 40% ownership interest in Centrahoma is held by Mark-West Energy Partners, L.P. (NYSE: MWE)

(“MarkWest”). APL funded the purchase price for the Cardinal Acquisition in part from the private placement of $175.0 million of its 6.625% senior unsecured notes due 2020 (“6.625% APL Senior Notes”) at a premium of 3.0%, for net proceeds of $176.5 million (see Note 8); and from the sale of 10,507,033 APL common limited partner units in a public offering at a negotiated purchase price of $31.00 per unit, generating net proceeds of approximately $319.3 million, including the Partnership’s contribution of $6.7 million to maintain its 2.0% general partner interest in APL (see Note 14). APL funded the remaining purchase price from its senior secured revolving credit facility (see Note 8). As part of the Cardinal Acquisition, APL placed $25.0 million into escrow to cover potential indemnity claims and was recognized within prepaid expenses and other on the Partnership’s consolidated balance sheet at December 31, 2012. The $25.0 million was released to the sellers in June 2013.

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

The following table presents the values assigned to the assets acquired and liabilities assumed in the Cardinal Acquisition, based on their estimated fair values at the date of the acquisition, including the 40% non-controlling interest of Centrahoma held by MarkWest (in thousands):

Assets:
Cash	$1,184
Accounts receivable	13,783
Prepaid expenses and other	1,289
Property, plant and equipment	246,787
Intangible assets	232,740
Goodwill	214,532
Total assets acquired	710,315

Liabilities:
Current portion of long-term debt	341
Accounts payable and accrued liabilities	14,854
Deferred tax liability, net	35,353
Long-term debt, less current portion	604
Total liabilities acquired	51,152

Non-controlling interest	58,832

Net assets acquired	600,331
Less cash received	(1,184)
Net cash paid for acquisition	$599,147

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

Pro Forma Financial Information

The following data presents pro forma revenues, net income (loss) and basic and diluted net income (loss) per unit for the Partnership as if the EP Energy and TEAK acquisitions, including the related borrowings, net proceeds from the issuance of debt and issuances of common and preferred units had occurred on January 1, 2012. The Partnership prepared these pro forma unaudited financial results for comparative purposes only; they may not be indicative of the results that would have occurred if the EP Energy and TEAK acquisitions and related offerings and borrowings had occurred on January 1, 2012 or the results that will be attained in future periods (in thousands, except per share data; unaudited):

	Three Months Ended September 30,		NineMonthsEnded September30,
	2013	2012	2013	2012
Total revenues and other	$662,914	$391,511	$1,925,582	$1,185,573
Net loss	(57,948)	(36,221)	(89,270)	(73,624)
Net loss attributable to common limited partners	(19,351)	(14,183)	(38,589)	(62,103)
Net loss attributable to common limited partners per unit:
Basic and Diluted	$(0.38)	$(0.28)	$(0.75)	$(1.21)

Other Acquisitions

On July 31, 2013, the Partnership completed the acquisition of certain natural gas and oil producing assets in the Arkoma Basin from EP Energy for approximately $64.5 million, net of purchase price adjustments (the “Arkoma Acquisition”).  The Arkoma Acquisition was funded with a portion of the proceeds from the issuance of the Partnership’s term loan facility (see Note 8).  The Arkoma Acquisition had an effective date of May 1, 2013.

On September 20, 2013, ARP completed the acquisition of certain assets from Norwood Natural Resources (“Norwood”) for $5.4 million (the “Norwood Acquisition”). The assets acquired included Norwood’s non-operating working interest in certain producing wells in the Barnett Shale. The Norwood Acquisition had an effective date of June 1, 2013.

NOTE 4 — APL EQUITY METHOD INVESTMENTS

The Partnership’s consolidated financial statements include APL’s 20% interest in West Texas LPG Pipeline Limited Partnership (“WTLPG”), 75% interest in T2 LaSalle, 50% interest in T2 Eagle Ford and 50% interest in T2 EF Co-Gen. APL acquired its interests in T2 LaSalle, T2 Eagle Ford, and T2 EF Co-Gen (“T2 Joint Ventures”) as part of the TEAK Acquisition. The T2 Joint Ventures do meet the qualifications of a Variable Interest Entity (“VIE”), but APL does not meet the qualifications as the primary beneficiary. Under the terms of the respective joint venture agreements, APL is not the operator, does not have a controlling financial interest and shares equal management rights with TexStar Midstream Services, L.P. (“TexStar”). APL’s maximum exposure to loss as a result of its involvement with the joint ventures is limited to its equity investment, additional capital contribution commitments and APL’s share of any operating expenses incurred by the joint venture. Therefore, APL accounts for its investments in the joint ventures under the equity method of accounting. APL’s proportionate share of the net income of the joint ventures is included within other, net on the Partnership’s consolidated statement of operations for the three and nine months ended September 30, 2013 and 2012.

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

The following tables present the Partnership’s equity method investments and equity income (loss) in joint ventures as of September 30, 2013 and December 31, 2012 (in thousands):

	Investment in Joint Venture
	September 30, 2013	December 31, 2012
WTLPG	$85,718	$86,002
T2 LaSalle	49,337	—
T2 Eagle Ford	88,693	—
T2 EF Co-Gen	14,473	—
Equity method investment in joint ventures	$238,221	$86,002

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Equity income in WTLPG	$1,389	$1,422	$5,116	$4,235
Equity loss in T2 LaSalle	(1,263)	—	(2,162)	—
Equity loss in T2 Eagle Ford	(1,120)	—	(2,198)	—
Equity loss in T2 EF Co-Gen	(888)	—	(1,070)	—
Equity income (loss) in joint ventures	$(1,882)	$1,422	$(314)	$4,235

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment at the dates indicated (in thousands):

	September 30, 2013	December 31, 2012	Estimated Useful Lives in Years
Natural gas and oil properties:
Proved properties:
Leasehold interests	$293,397	$244,476
Pre-development costs	4,328	1,935
Wells and related equipment	2,202,330	1,222,475
Total proved properties	2,500,055	1,468,886
Unproved properties	266,827	292,053
Support equipment	17,447	13,110
Total natural gas and oil properties	2,784,329	1,774,049
Pipelines, processing and compression facilities	2,924,666	2,326,186	2–40
Rights of way	191,034	179,018	20–40
Land, buildings and improvements	29,542	25,609	3–40
Other	33,097	26,656	3–10
	5,962,668	4,331,518
Less – accumulated depreciation, depletion and amortization	(1,004,117)	(828,909)
	$4,958,551	$3,502,609

During the three and nine months ended September 30, 2013, ARP recognized $0.7 million and $2.0 million, respectively, of loss on asset sales and disposal, pertaining to its decision not to drill wells on leasehold property that expired during the three and nine months ended September 30, 2013 in Indiana and Tennessee. During the nine months ended September 30, 2013, APL recognized $1.5 million of loss on asset sales and disposal primarily related to its decision to not pursue a project to construct pipelines in an area where acquired rights of way had expired. No gain or loss was recognized by APL during the three months ended September 30, 2013.

During the nine months ended September 30, 2012, ARP recognized a $7.0 million loss on asset sales and disposal pertaining to its decision to terminate a farm-out agreement with a third party for well drilling in the South Knox area of the New Albany Shale that was originally entered into in 2010. The farm-out agreement contained certain well drilling targets for ARP to maintain ownership of the South Knox processing plant, which ARP’s management decided in 2012 to not achieve due to the then current natural gas price environment. As a result, ARP forfeited its interest in the processing plant and related properties and recorded a loss related to the net book values of those assets during the year ended December 31, 2012.

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

NOTE 6 — OTHER ASSETS

The following is a summary of other assets at the dates indicated (in thousands):

	September 30, 2013	December 31, 2012
Deferred financing costs, net of accumulated amortization of $40,445 and $26,053 at September 30, 2013 and December 31, 2012, respectively	$88,572	$45,629
Investment in Lightfoot	21,570	19,882
ARP’s notes receivable	4,127	—
Security deposits	3,552	2,390
Other	5,708	3,101
	$123,529	$71,002

Deferred financing costs. Deferred financing costs are recorded at cost and amortized over the term of the respective debt agreements (see Note 8). Amortization expense of deferred financing costs was $5.2 million and $1.6 million for the three months ended September 30, 2013 and 2012, respectively, and $11.1 million and $4.6 million for the nine months ended September 30, 2013 and 2012, respectively, which was recorded within interest expense on the Partnership’s consolidated statements of operations.

During the three and nine months ended September 30, 2013, the Partnership capitalized $10.2 million and $10.6 million, respectively, of deferred financing costs related to its revolving and term loan credit facilities (see Note 8).  During the three and nine months ended September 30, 2013, ARP capitalized $21.3 million of deferred financing costs related to its amended revolving credit facility and the 9.25% ARP Senior Notes due August 15, 2021 (see Note 8). During the nine months ended September 30, 2013, ARP also recognized $3.2 million for accelerated amortization of deferred financing costs associated with the retirement of a portion of its term loan facility and a portion of the outstanding indebtedness under its revolving credit facility with a portion of the proceeds from its issuance of senior unsecured notes due 2021 (“7.75% ARP Senior Notes”) (see Note 8).

APL capitalized $0.1 million and $6.0 million of deferred financing costs during the three months ended September 30, 2013 and 2012, respectively, and $22.5 million and $9.4 million of deferred financing costs during the nine months ended September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2013, APL recorded $5.3 million of accelerated amortization of deferred financing costs related to the retirement of its 8.75% unsecured senior notes due 2018 (“8.75% APL Senior Notes”) to loss on early extinguishment of debt on the Partnership’s consolidated statement of operations (see Note 8). There was no accelerated amortization of deferred financing costs during the three months ended September 30, 2013 and 2012 and during the nine months ended September 30, 2012.

Notes Receivable. At September 30, 2013, ARP had notes receivable with certain investors of its Drilling Partnerships, which were included within other assets on the Partnership’s consolidated balance sheet. The notes have a maturity date of March 31, 2022, and a 2.25% per annum interest rate. The maturity date of the notes can be extended to March 31, 2027, subject to certain closing conditions, including an extension fee of 1.0% of the outstanding principal balance. For the three and nine months ended September 30, 2013, approximately $25,000 and $50,000, respectively, of interest income was recognized within other, net on the Partnership’s consolidated statements of operations. There was no interest income recognized for the three and nine months ended September 30, 2012. At September 30, 2013, ARP recorded no allowance for credit losses within the Partnership’s consolidated balance sheet based upon payment history and ongoing credit evaluations.

Investment in Lightfoot. At September 30, 2013, the Partnership owned an approximate 12% interest in Lightfoot LP and an approximate 16% interest in Lightfoot GP, the general partner of Lightfoot LP, an entity for which Jonathan Cohen,

Executive Chairman of the General Partner’s board of directors, is the Chairman of the Board. Lightfoot LP focuses its investments primarily on incubating new master limited partnerships (“MLPs”) and providing capital to existing MLPs in need of additional equity or structured debt. The Partnership accounts for its investment in Lightfoot under the equity method of accounting. During the three and nine months ended September 30, 2013, the Partnership recognized equity income of approximately $2.1 million and $2.4 million, respectively, within other, net on the Partnership’s consolidated statements of operations. During the three and nine months ended September 30, 2012, the Partnership recognized equity income of $0.8 million and $1.3 million, respectively. During the three months ended September 30, 2013, no cash distribution was received by the Partnership. During the three months ended September 30, 2012, the Partnership received net cash distributions of approximately $0.5 million. During the nine months ended September 30, 2013 and 2012, the Partnership received net cash distributions of approximately $0.7 million and $0.9 million, respectively.

NOTE 7 — ASSET RETIREMENT OBLIGATIONS

The Partnership and ARP recognized an estimated liability for the plugging and abandonment of their respective gas and oil wells and related facilities. The Partnership and ARP also recognized a liability for their respective future asset retirement obligations if a reasonable estimate of the fair value of that liability can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Partnership and its subsidiaries also consider the estimated salvage value in the calculation of depreciation, depletion and amortization.

The estimated liability was based on historical experience in plugging and abandoning wells, estimated remaining lives of those wells based on reserve estimates, external estimates as to the cost to plug and abandon the wells in the future and federal and state regulatory requirements. The liability was discounted using an assumed credit-adjusted risk-free interest rate. Revisions to the liability could occur due to changes in estimates of plugging and abandonment costs or remaining lives of the wells, or if federal or state regulators enact new plugging and abandonment requirements. The Partnership and ARP have no assets legally restricted for purposes of settling asset retirement obligations. Except for the Partnership and ARP’s gas and oil properties, the Partnership and its subsidiaries determined that there were no other material retirement obligations associated with tangible long-lived assets.

ARP proportionately consolidates its ownership interest of the asset retirement obligations of its Drilling Partnerships. At September 30, 2013, the Drilling Partnerships had $62.3 million of aggregate asset retirement obligation liabilities recognized on their combined balance sheets allocable to the limited partners, exclusive of ARP’s proportional interest in such liabilities. Under the terms of the respective partnership agreements, ARP maintains the right to retain a portion or all of the distributions to the limited partners of its Drilling Partnerships to cover the limited partners’ share of the plugging and abandonment costs up to a specified amount per month. During the three and nine months ended September 30, 2013, ARP withheld approximately $0.1 and $0.2 million of limited partner distributions related to the asset retirement obligations of certain Drilling Partnerships. No amounts were withheld during the three and nine months ended September 30, 2012. ARP’s historical practice and continued intention is to retain distributions from the limited partners as the wells within each Drilling Partnership near the end of their useful life. On a partnership-by-partnership basis, ARP assesses its right to withhold amounts related to plugging and abandonment costs based on several factors including commodity price trends, the natural decline in the production of the wells, and current and future costs.  Generally, ARP’s intention is to retain distributions from the limited partners as the fair value of the future cash flows of the limited partners’ interest approaches the fair value of the future plugging and abandonment cost.  Upon ARP’s decision to retain all future distributions to the limited partners of its Drilling Partnerships, ARP will assume the related asset retirement obligations of the limited partners.

A reconciliation of the Partnership and ARP’s liability for well plugging and abandonment costs for the periods indicated is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Asset retirement obligations, beginning of period	$67,732	$51,046	$64,794	$45,779
Liabilities incurred	17,306	2,424	18,550	6,516
Liabilities settled	(158)	(198)	(381)	(448)
Accretion expense	1,353	768	3,270	2,193
Asset retirement obligations, end of period	$86,233	$54,040	$86,233	$54,040

The above accretion expense was included in depreciation, depletion and amortization in the Partnership’s consolidated statements of operations and the asset retirement obligation liabilities were included within asset retirement obligations and other in the Partnership’s consolidated balance sheets. During the three and nine months ended September 30, 2013, the

Partnership incurred $2.6 million of future plugging and abandonment costs related to the Arkoma Acquisition it consummated during the period. During the three and nine months ended September 30, 2013, ARP incurred $14.1 million of future plugging and abandonment costs related to the EP Energy Acquisition it consummated during the period. During the three and nine months ended September 30, 2012, ARP incurred $2.0 million and $5.9 million, respectively, of future plugging and abandonment costs related to other acquisitions it consummated during those respective periods.

NOTE 8 — DEBT

Total debt consists of the following at the dates indicated (in thousands):

	September 30, 2013	December 31, 2012
Term loan facility	$240,000	$—
Revolving credit facility	—	9,000
ARP revolving credit facility	425,000	276,000
ARP term loan credit facility	—	75,425
ARP 7.75 % Senior Notes – due 2021	275,000	—
ARP 9.25 % Senior Notes – due 2021	248,279	—
APL revolving credit facility	100,000	293,000
APL 8.75 % Senior Notes – due 2018	—	370,184
APL 6.625 % Senior Notes – due 2020	504,725	505,231
APL 5.875 % Senior Notes – due 2023	650,000	—
APL 4.750 % Senior Notes – due 2021	400,000	—
APL capital leases	927	11,503
Total debt	2,843,931	1,540,343
Less current maturities	(3,010)	(10,835)
Total long-term debt	$2,840,921	$1,529,508

Partnership’s Term Loan Facility.

On July 31, 2013, in connection with the Arkoma Acquisition, the Partnership received net proceeds of $230.2 million under a $240.0 million secured term facility with a group of outside investors (the “Term Facility”). At September 30, 2013, $240.0 million was outstanding under the Term Facility. The Term Facility has a maturity date of July 31, 2019. Borrowings under the Term Facility bear interest, at the Partnership’s election at either LIBOR plus an applicable margin of 5.50% per annum or the alternate base rate (“ABR”) plus an applicable margin of 4.50% per annum. Interest is generally payable quarterly for ABR loans and, for LIBOR loans at the interest periods selected by the Partnership. The Partnership is required to repay principal at the rate of $0.6 million per quarter commencing December 31, 2013 and continuing until the maturity date when the remaining balance is due. At September 30, 2013, the weighted average interest rate on its outstanding Term Facility borrowings was 6.5%.

The Term Facility contains customary covenants, similar to those in the Partnership’s credit facility, that limit the Partnership’s ability to incur additional indebtedness, grant liens, make loans or investments, make distributions if a default exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions including a sale of all or substantially all of the Partnership’s assets. The Term Facility also contains a covenant that requires the Partnership to maintain a ratio of Total Funded Debt (as defined in the Term Facility) to EBITDA (as defined in the Term Facility) the same as those in the Partnership’s credit facility. At September 30, 2013, the Partnership was in compliance with these covenants. The events which constitute events of default are also customary for credit facilities of this nature, including payment defaults, breaches of representations, warranties or covenants, defaults in the payment of other indebtedness over a specified threshold, insolvency and change of control.

The Partnership’s obligations under the Term Facility are secured by first priority security interests in substantially all of its assets, including all of its ownership interests in its material subsidiaries and its ownership interests in APL and ARP. Additionally, the Partnership’s obligations under its Term Facility are guaranteed by its wholly-owned subsidiaries (excluding Atlas Pipeline Partners GP, LLC) and may be guaranteed by future subsidiaries. The Term Facility is subject to an intercreditor agreement, which provides for certain rights and procedures, between the lenders under the Term Facility and the Partnership’s credit facility, with respect to enforcement of rights, collateral and application of payment proceeds.

Partnership’s Revolving Credit Facility

On July 31, 2013, in connection with the Arkoma Acquisition, the Partnership entered into an amended and restated credit agreement with a syndicate of banks that matures on July 31, 2018. The credit facility has a maximum credit amount of $50.0 million, of which up to $5.0 million may be in the form of standby letters of credit. At September 30, 2013, no amounts were outstanding under the credit facility.  The Partnership’s obligations under the credit facility are secured by first priority security interests in substantially all of its assets, including all of its ownership interests in its material subsidiaries and its ownership interests in APL and ARP. Additionally, the Partnership’s obligations under the credit facility are guaranteed by its material wholly-owned subsidiaries, (excluding Atlas Pipeline Partners GP, LLC), and may be guaranteed by future subsidiaries. At the Partnership’s election, interest on borrowings under the credit agreement is determined by reference to either LIBOR plus an applicable margin of 5.50% per year or the ABR plus an applicable margin of 4.50% per year. Interest is generally payable quarterly for ABR loans and at the interest payment periods selected by the Partnership for LIBOR loans. The Partnership is required to pay a fee between 0.5% and 0.625% per annum on the unused portion of the commitments under the credit facility.

The credit facility contains customary covenants that limit the Partnership’s ability to incur additional indebtedness, grant liens, make loans or investments, make distributions if a default exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions including a sale of all or substantially all of the Partnership’s assets. The credit facility also contains covenants that (i) require the Partnership to maintain a ratio of Total Funded Debt (as defined in the credit facility) to EBITDA (as defined in the credit facility) not greater than 4.5 to 1.0 as of the last day of the quarter ending September 30, 2013; 4.0 to 1.0 as of the last day of each of the quarters ending on or before September 30, 2015; and 3.5 to 1.0 for the last day of each of the quarters thereafter, and (ii) require the Partnership to enter into swaps agreements with respect to the assets acquired in the Arkoma Acquisition. Based on the definition in the Partnership’s credit facility, the Partnership’s ratio of Total Funded Debt to EBITDA was 2.8 to 1.0.  During the three months ended September 30, 2013, the Partnership entered into swap agreements with respect to the assets acquired in the Arkoma Acquisition.

The credit facility is subject to an intercreditor agreement as described above under the “Partnership’s Term Loan Facility”.

At September 30, 2013, the Partnership has not guaranteed any of ARP’s or APL’s debt obligations.

ARP’s Credit Facility

On July 31, 2013, in connection with the acquisition of assets from EP Energy (see Note 3), ARP entered into a second amended and restated credit agreement (“ARP Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, which amended and restated ARP’s existing revolving credit facility. The Credit Agreement provides for a senior secured revolving credit facility with a syndicate of banks with a current borrowing base of $835.0 million and a maximum facility amount of $1.5 billion, which is scheduled to mature in July 2018. At September 30, 2013, $425.0 million was outstanding under the credit facility. Up to $20.0 million of the revolving credit facility may be in the form of standby letters of credit, of which $2.1 million was outstanding at September 30, 2013. ARP’s obligations under the facility are secured by mortgages on its oil and gas properties and first priority security interests in substantially all of its assets. Additionally, obligations under the facility are guaranteed by certain of ARP’s material subsidiaries, and any subsidiaries of ARP, other than subsidiary guarantors, are minor. Borrowings under the credit facility bear interest, at ARP’s election, at either LIBOR plus an applicable margin between 1.75% and 2.75% per annum or the base rate (which is the higher of the bank’s prime rate, the Federal Funds rate plus 0.5% or one-month LIBOR plus 1.00%) plus an applicable margin between 0.75% and 1.75% per annum. ARP is also required to pay a fee on the unused portion of the borrowing base at a rate of 0.5% per annum if 50% or more of the borrowing base is utilized and 0.375% per annum if less than 50% of the borrowing base is utilized, which is included within interest expense on the Partnership’s consolidated statements of operations. At September 30, 2013, the weighted average interest rate on outstanding borrowings under the credit facility was 2.2%.

The ARP Credit Agreement contains customary covenants that limit ARP’s ability to incur additional indebtedness, grant liens, make loans or investments, make distributions if a borrowing base deficiency or default exists or would result from the distribution, merger or consolidation with other persons, or engage in certain asset dispositions including a sale of all or substantially all of its assets. ARP was in compliance with these covenants as of September 30, 2013. The ARP Credit Agreement also requires ARP to maintain a ratio of Total Funded Debt (as defined in the credit agreement) to four quarters (actual or annualized, as applicable) of EBITDA (as defined in the credit agreement) not greater than 4.50 to 1.0 as of the last day of the quarter ended September 30, 2013, 4.25 to 1.0 as of the last day of the quarters ended December 31, 2013 and March 31, 2014 and 4.0 to 1.0 as of the last day of fiscal quarters ending thereafter and a ratio of current assets (as defined in the credit agreement) to current liabilities (as defined in the credit agreement) of not less than 1.0 to 1.0 as of the last day of any fiscal quarter. Based on the definitions contained in ARP’s credit agreement, at September 30, 2013, ARP’s ratio of current assets to current liabilities was 2.7 to 1.0 and its ratio of Total Funded Debt to EBITDA was 4.2 to 1.0.

ARP Senior Notes

On September 30, 2013, ARP had $275.0 million principal outstanding of 7.75% senior notes due 2021 (“7.75% ARP Senior Notes”) and $248.3 million principal outstanding of 9.25% Senior Notes due 2021 (“9.25% ARP Senior Notes”). On July 30, 2013, ARP issued $250.0 million of its 9.25% ARP Senior Notes in a private placement transaction at an offering price of 99.297% of par value, yielding net proceeds of approximately $242.8 million, net of underwriting fees and other offering costs, of $5.5 million.  The net proceeds were used to partially fund the EP Energy Acquisition (see Note 3). The 9.25% ARP Senior Notes were presented net of a $1.7 million unamortized discount as of September 30, 2013. Interest on the 9.25% ARP Senior Notes accrued from July 30, 2013, and is payable semi-annually on February 15 and August 15, with the first interest payment date being February 15, 2014. At any time on or after August 15, 2017, ARP may redeem some or all of the 9.25% ARP Senior Notes at a redemption price of 104.625%. On or after August 15, 2018, ARP may redeem some or all of the 9.25% ARP Senior Notes at the redemption price of 102.313% and on or after August 15, 2019, ARP may redeem some or all of the 9.25% ARP Senior Notes at the redemption price of 100.0%. In addition, at any time prior to August 15, 2016, ARP may redeem up to 35% of the 9.25% ARP Senior Notes with the proceeds received from certain equity offerings at a redemption price of 109.25%. Under certain conditions, including if ARP sells certain assets and does not reinvest the proceeds or repay senior indebtedness or if it experiences specific kinds of changes of control, ARP must offer to repurchase the 9.25% ARP Senior Notes.

In connection with the issuance of the 9.25% ARP Senior Notes, ARP entered into a registration rights agreement, whereby it agreed to (a) file an exchange offer registration statement with the Securities and Exchange Commission (the “SEC”) to exchange the privately issued notes for registered notes, and (b) cause the exchange offer to be consummated by July 30, 2014. Under certain circumstances, in lieu of, or in addition to, a registered exchange offer, ARP has agreed to file a shelf registration statement with respect to the 9.25% ARP Senior Notes. If ARP fails to comply with its obligations to register the 9.25% ARP Senior Notes within the specified time periods, the 9.25% ARP Senior Notes will be subject to additional interest, up to 1% per annum, until such time that the exchange offer is consummated or the shelf registration statement is declared effective, as applicable.

On January 23, 2013, ARP issued $275.0 million of its 7.75% ARP Senior Notes due 2021 in a private placement transaction at par. ARP used the net proceeds of approximately $267.7 million, net of underwriting fees and other offering costs of $7.3 million, to repay all of the indebtedness and accrued interest outstanding under its then-existing term loan credit facility and a portion of the amounts outstanding under its revolving credit facility. In connection with the retirement of ARP’s term loan credit facility and the reduction in its revolving credit facility borrowing base, ARP accelerated $3.2 million of amortization expense related to deferred financing costs during the nine months ended September 30, 2013 (see Note 6).  Interest on the 7.75% ARP Senior Notes is payable semi-annually on January 15 and July 15. At any time prior to January 15, 2016, the 7.75% ARP Senior Notes are redeemable up to 35% of the outstanding principal amount with the net cash proceeds of equity offerings at the redemption price of 107.75%. The 7.75% ARP Senior Notes are also subject to repurchase at a price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a change of control. At any time prior to January 15, 2017, the 7.75% ARP Senior Notes are redeemable, in whole or in part, at a redemption price as defined in the governing indenture, plus accrued and unpaid interest and additional interest, if any. On and after January 15, 2017, the 7.75% ARP Senior Notes are redeemable, in whole or in part, at a redemption price of 103.875%, decreasing to 101.938% on January 15, 2018 and 100% on January 15, 2019.

In connection with the issuance of the 7.75% ARP Senior Notes, ARP entered into registration rights agreements, whereby it agreed to (a) file an exchange offer registration statement with the SEC to exchange the privately issued notes for registered notes, and (b) cause the exchange offer to be consummated by January 23, 2014. Under certain circumstances, in lieu of, or in addition to, a registered exchange offer, ARP has agreed to file a shelf registration statement with respect to the 7.75% ARP Senior Notes. If ARP fails to comply with its obligations to register the 7.75% ARP Senior Notes within the specified time period, the 7.75% ARP Senior Notes will be subject to additional interest, up to 1% per annum, until such time that the exchange offer is consummated or the shelf registration statement is declared effective, as applicable. On July 1, 2013, ARP filed a registration statement relating to the exchange offer for the 7.75% ARP Senior Notes.

The 9.25% ARP Senior Notes and 7.75% ARP Senior Notes are guaranteed by certain of ARP’s material subsidiaries. As of September 30, 2013, ARP was a holding company and had no independent assets or operations of its own. The guarantees under the 9.25% ARP Senior Notes and 7.75% ARP Senior Notes are full and unconditional and joint and several, and any subsidiaries of ARP, other than the subsidiary guarantors, are minor. There are no restrictions on ARP’s ability to obtain cash or any other distributions of funds from the guarantor subsidiaries.

The indentures governing the 7.75% and 9.25% ARP Senior Notes contain covenants, including limitations of ARP’s ability to incur certain liens, incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase, or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of ARP’s assets. ARP was in compliance with these covenants as of September 30, 2013.

APL Credit Facility

At September 30, 2013, APL had a $600.0 million senior secured revolving credit facility with a syndicate of banks, which matures in May 2017, of which $100.0 million was outstanding. Borrowings under APL’s credit facility bear interest, at APL’s option, at either (i) the higher of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) three-month LIBOR plus 1.0%, or (ii) the LIBOR rate for the applicable period (each plus the applicable margin). The weighted average interest rate on APL’s outstanding revolving credit facility borrowings at September 30, 2013 was 3.2%. Up to $50.0 million of the credit facility may be utilized for letters of credit, of which $0.4 million was outstanding at September 30, 2013. These outstanding letter of credit amounts were not reflected as borrowings on the Partnership’s consolidated balance sheet at September 30, 2013. At September 30, 2013, APL had $499.6 million of remaining committed capacity under its credit facility, subject to covenant limitations. The Partnership has not guaranteed any of the obligations under APL’s senior secured revolving credit facility.

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

The events which constitute an event of default under the revolving credit facility are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreement, adverse judgments against APL in excess of a specified amount and a change of control of APL’s general partner. On April 19, 2013, APL entered into an amendment to the credit agreement which, among other changes, adjusted certain covenant ratio limits and adjusted the method of calculation in connection with the TEAK acquisition. APL was in compliance with these covenants as of September 30, 2013.

APL Senior Notes Issuances

At September 30, 2013, APL had $500.0 million principal outstanding of 6.625% APL Senior Notes due 2020, $650.0 million principal outstanding of 5.875% unsecured senior notes due August 1, 2023 (“5.875% APL Senior Notes”) and $400.0 million of 4.75% Senior Notes due 2021 (with the 6.625% APL Senior Notes and 5.875% APL Senior Notes, the “APL Senior Notes”).

On May 10, 2013, APL issued $400.0 million of the 4.75% APL Senior Notes in a private placement transaction. The 4.75% APL Senior Notes were issued at par. APL received net proceeds of $391.5 million after underwriting commissions and other transactions costs and utilized the proceeds to repay a portion of the outstanding indebtedness under the revolving credit agreement as part of the TEAK Acquisition (see Note 3). Interest on the 4.75% APL Senior Notes is payable semi-annually in arrears on May 15 and November 15. The 4.75% APL Senior Notes are due on November 15, 2021 and are redeemable any time after March 15, 2016, at certain redemption prices, together with accrued and unpaid interest to the date of redemption. In connection with the issuance of the 4.75% APL Senior Notes, APL entered into a registration rights agreement, whereby it agreed to (a) file an exchange offer registration statement with the SEC to exchange the privately issued notes for registered notes, and (b) cause the exchange offer to be consummated by May 5, 2014. If APL does not meet the aforementioned deadline, the 4.75% APL Senior Notes will be subject to additional interest, up to 1% per annum, until such time that APL causes the exchange offer to be consummated. On October 4, 2013, APL filed a registration statement with the SEC for an exchange offer for the 4.75% Senior Notes.

On February 11, 2013, APL issued $650.0 million of 5.875% Senior Notes in a private placement transaction. The 5.875% APL Senior Notes were issued at par. APL received net proceeds of $637.3 million after underwriting commissions and other transaction costs and utilized the proceeds to redeem the 8.75% APL Senior Notes and repay a portion of its outstanding indebtedness under its revolving credit facility. Interest on the 5.875% APL Senior Notes is payable semi-annually in arrears on February 1 and August 1. The 5.875% APL Senior Notes are redeemable any time after February 1, 2018, at certain redemption prices, together with accrued and unpaid interest to the date of redemption. In connection with the issuance of the 5.875% APL Senior Notes, APL entered into a registration rights agreement, whereby it agreed to (a) file an exchange offer registration statement with the SEC to exchange the privately issued 5.875% APL Senior Notes for registered notes, and (b) cause the exchange offer to be consummated by February 6, 2014. If APL does not meet the aforementioned deadline, the 5.875% APL Senior Notes will be subject to additional interest, up to 1% per annum, until such time that APL causes the exchange offer to be consummated. On October 4, 2013, APL filed a registration statement with the SEC for an exchange offer for the 5.875% Senior Notes.

On September 28, 2012 and December 20, 2012, APL issued an aggregate of $500.0 million of its 6.625% APL Senior Notes in a private placement transaction. The 6.625% APL Senior Notes were presented combined with a net $4.7 million unamortized premium as of September 30, 2013. Interest on the 6.625% APL Senior Notes is payable semi-annually in arrears on April 1 and October 1. The 6.625% APL Senior Notes are redeemable at any time after October 1, 2016, at certain redemption prices, together with accrued and unpaid interest to the date of redemption. The registration statement APL filed with the SEC for the exchange offer for the 6.625% APL Senior Notes became effective on September 17, 2013.  APL commenced an exchange offering for the 6.625% APL Senior Notes on September 18, 2013 and the exchange offer was completed on October 16, 2013.  Pursuant to the terms of the registration rights agreement, because the exchange offer was not consummated within the required timeframe, APL incurred a 0.25% interest penalty from September 23, 2013 through consummation of the exchange offer on October 16, 2013.

The APL Senior Notes are subject to repurchase by APL at a price equal to 101% of their principal amount, plus accrued and unpaid interest, upon a change of control or upon certain asset sales if APL does not reinvest the net proceeds within 360 days. The APL Senior Notes are junior in right of payment to APL’s secured debt, including its obligations under its revolving credit facility.

Indentures governing the APL Senior Notes contain covenants, including limitations on APL’s ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all its assets. APL was in compliance with these covenants as of September 30, 2013.

APL Senior Notes Redemptions

On March 12, 2013, APL paid $105.6 million to redeem the remaining $97.3 million outstanding 8.75% APL Senior Notes due 2018 plus a $6.3 million premium and $2.0 million in accrued interest. APL funded the redemption with a portion of the net proceeds from the issuance of the 5.875% APL Senior Notes due 2023. During the nine months ended September 30, 2013, APL recognized a loss of $26.6 million within loss on early extinguishment of debt on the Partnership’s consolidated statements of operations, related to the redemption of the 8.75% APL Senior Notes. The loss includes $17.5 million premiums paid, $8.0 million consent payment and a $5.3 million write-off of deferred financing costs (see Note 6), partially offset by $4.2 million of unamortized premium recognized.

On January 28, 2013, APL commenced a cash tender offer for any and all of its outstanding $365.8 million 8.75% APL Senior Notes, excluding unamortized premium, and a solicitation of consents to eliminate most of the restrictive covenants and certain of the events of default contained in the indenture governing the 8.75% APL Senior Notes (“8.75% APL Senior Notes Indenture”). Approximately $268.4 million aggregate principal amount of the 8.75% APL Senior Notes were validly tendered as of the expiration date of the consent solicitation. In February 2013, APL accepted for purchase all 8.75% APL Senior Notes validly tendered as of the expiration of the consent solicitation and paid $291.4 million to redeem the $268.4 million principal plus $11.2 million premium, $3.7 million accrued interest and $8.0 million consent payment. APL entered into a supplemental indenture amending and supplementing the 8.75% APL Senior Notes Indenture. APL also redeemed all the 8.75% APL Senior Notes not purchased in connection with the tender offer.

APL Capital Leases

The following is a summary of the leased property under capital leases as of September 30, 2013 and December 31, 2012, which are included within property, plant and equipment, net (see Note 5) (in thousands):

	September 30, 2013	December 31, 2012
Pipelines, processing and compression facilities	$2,281	$15,457
Less – accumulated depreciation	(284)	(1,066)
	$1,997	$14,391

On May 30, 2013, APL accelerated payment on certain leases and purchased the leased property by paying approximately $7.5 million in accordance with the lease agreements. These leases were to mature in August 2013.

Depreciation expense for leased properties was approximately $44,000 and $0.2 million for the three months ended September 30, 2013 and 2012, respectively, and $0.3 million and $0.5 million for the nine months ended September 30, 2013 and 2012, respectively. Depreciation expense for leased properties is included within depreciation, depletion and amortization expense on the Partnership’s consolidated statements of operations.

Cash payments for interest by the Partnership and its subsidiaries were $62.3 million and $23.8 million for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 9 — DERIVATIVE INSTRUMENTS

The Partnership and its subsidiaries use a number of different derivative instruments, principally swaps, collars, and options, in connection with their commodity and interest rate price risk management activities. The Partnership and its subsidiaries enter into financial instruments to hedge forecasted commodity sales against the variability in expected future cash flows attributable to changes in market prices. Swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying commodities are sold or interest payments on the underlying debt instrument are due. Under commodity-based swap agreements, the Partnership and its subsidiaries receive or pay a fixed price and receive or remit a floating price based on certain indices for the relevant contract period. Commodity-based put option instruments are contractual agreements that require the payment of a premium and grant the purchaser of the put option the right, but not the obligation, to receive the difference between a fixed, or strike, price and a floating price based on certain indices for the relevant contract period, if the floating price is lower than the fixed price. The put option instrument sets a floor price for commodity sales being hedged. Costless collars are a combination of a purchased put option and a sold call option, in which the premiums net to zero. The costless collar eliminates the initial cost of the purchased put, but places a ceiling price for commodity sales being hedged.

The Partnership and its subsidiaries formally document all relationships between hedging instruments and the items being hedged, including their risk management objective and strategy for undertaking the hedging transactions. This includes matching the commodity and interest derivative contracts to the forecasted transactions. The Partnership and its subsidiaries assess, both at the inception of the derivative and on an ongoing basis, whether the derivative is effective in offsetting changes in the forecasted cash flow of the hedged item. If it is determined that a derivative is not effective as a hedge or that it has ceased to be an effective hedge due to the loss of adequate correlation between the hedging instrument and the underlying item being hedged, the Partnership and its subsidiaries will discontinue hedge accounting for the derivative and subsequent changes in the derivative fair value, which are determined by management through the utilization of market data, will be recognized immediately within gain (loss) on mark-to-market derivatives in the Partnership’s consolidated statements of operations. For derivatives qualifying as hedges, the Partnership and its subsidiaries recognize the effective portion of changes in fair value of derivative instruments in partners’ capital as accumulated other comprehensive income (loss) and reclassify the portion relating to the Partnership and ARP’s commodity derivatives to gas and oil production revenues and gathering and processing revenues for APL’s commodity derivatives and the portion relating to interest rate derivatives to interest expense within the Partnership’s consolidated statements of operations as the underlying transactions are settled. For non-qualifying derivatives and for the ineffective portion of qualifying derivatives, changes in fair value are recognized within fair value within gain (loss) on mark-to-market derivatives in the Partnership’s consolidated statements of operations as they occur.

The Partnership and its subsidiaries enter into derivative contracts with various financial institutions, utilizing master contracts based upon the standards set by the International Swaps and Derivatives Association, Inc. These contracts allow for rights of offset at the time of settlement of the derivatives. Due to the right of offset, derivatives are recorded on the Partnership’s consolidated balance sheets as assets or liabilities at fair value on the basis of the net exposure to each counterparty. Potential credit risk adjustments are also analyzed based upon the net exposure to each counterparty. Premiums paid for purchased options are recorded on the Partnership’s consolidated balance sheets as the initial value of the options.

The Partnership and its subsidiaries enter into commodity future option and collar contracts to achieve more predictable cash flows by hedging their exposure to changes in commodity prices. At any point in time, such contracts may include regulated New York Mercantile Exchange (“NYMEX”) futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the physical delivery of the commodity. Crude oil contracts are based on a West Texas Intermediate (“WTI”) index. Natural gas liquids contracts are based on an OPIS Mt. Belvieu index.

Derivatives are recorded on the Partnership’s consolidated balance sheets as assets or liabilities at fair value. The Partnership reflected net derivative assets on its consolidated balance sheets of $61.8 million and $51.3 million at September 30, 2013 and December 31, 2012, respectively. Of the $19.9 million of net gain in accumulated other comprehensive income within partners’ capital on the Partnership’s consolidated balance sheet related to derivatives at September 30, 2013, if the fair values of the instruments remain at current market values, the Partnership will reclassify $7.5 million of gains to gas and oil production revenue on its consolidated statement of operations over the next twelve month period as these contracts expire. Aggregate gains of $12.4 million of gas and oil production revenues will be reclassified to the Partnership’s consolidated statements of operations in later periods as the remaining contracts expire. Actual amounts that will be reclassified will vary as a result of future commodity price changes. Approximately $1.4 million and $0.9 million of derivative gains were reclassified from other comprehensive income related to derivative instruments entered into during the three and nine months ended September 30, 2013, respectively.

The following table summarizes the Partnership’s, ARP’s and APL’s gains or losses recognized in the Partnership’s consolidated statements of operations for effective derivative instruments, excluding the effect of non-controlling interest, for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(Gain) loss reclassified from accumulated other comprehensive income (loss):
Gas and oil production revenue	$(1,300)	$(6,114)	$(4,579)	$(15,453)
Gathering and processing revenue	—	1,079	—	3,333
Total	$(1,300)	$(5,035)	$(4,579)	$(12,120)

The Partnership

The following table summarizes the gross fair values of the Partnership’s derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on the Partnership’s consolidated balance sheets as of the dates indicated (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount of Assets Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets
As of September 30, 2013
Current portion of derivative assets	$1,082	$—	$1,082
Long-term portion of derivative assets	1,549	(3)	1,546
Current portion of derivative liabilities	—	—	—
Long-term portion of derivative liabilities	—	—	—
Total derivative assets	$2,631	$(3)	$2,628
As of December 31, 2012
Current portion of derivative assets	$—	$—	$—
Long-term portion of derivative assets	—	—	—
Current portion of derivative liabilities	—	—	—
Long-term portion of derivative liabilities	—	—	—
Total derivative assets	$—	$—	$—

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount of Liabilities Presented in the Consolidated Balance Sheets
Offsetting Derivative Liabilities
As of September 30, 2013
Current portion of derivative assets	$—	$—	$—
Long-term portion of derivative assets	(3)	3	—
Current portion of derivative liabilities	—	—	—
Long-term portion of derivative liabilities	—	—	—
Total derivative liabilities	$(3)	$3	$—
As of December 31, 2012
Current portion of derivative assets	$—	$—	$—
Long-term portion of derivative assets	—	—	—
Current portion of derivative liabilities	—	—	—
Long-term portion of derivative liabilities	—	—	—
Total derivative liabilities	$—	$—	$—

During the three and nine months ended September 30, 2013, the Partnership recorded gains of $0.2 million on settled derivative contracts within its consolidated statements of operations. These gains were included within gas and oil production revenue in the Partnership’s consolidated statement of operations.  No gains or losses were recorded on settled derivative contracts within the Partnership’s consolidated statements of operations.  As the underlying prices and terms in the Partnership’s derivative contracts were consistent with the indices used to sell its natural gas and oil, there were no gains or losses recognized during the three and nine months ended September 30, 2013 and 2012 for hedge ineffectiveness or as a result of the discontinuance of any cash flow hedges.

In connection with the Arkoma Acquisition, the Partnership entered into contracts which provided the option to enter into swap contracts for future production periods (“swaptions”) up through September 30, 2013 for production volumes related to the Arkoma assets acquired from EP Energy (see Note 3). In connection with the swaption contacts, the Partnership paid premiums of $2.3 million which represented their fair value on the date the transactions were initiated and were initially recorded as a derivative asset on the Partnership’s consolidated balance sheet. Swaption contract premiums paid are amortized over the period from initiation of the contract through termination date. For the three and nine months ended

September 30, 2013, the Partnership recognized approximately $2.1 million and $2.3 million, respectively, of amortization expense in other, net on the Partnership’s consolidated statement of operations related to the swaption contracts.

At September 30, 2013, the Partnership had the following commodity derivatives:

Natural Gas Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(2)
2013	750,000	$4.058	$347
2014	2,760,000	$4.177	875
2015	2,280,000	$4.302	555
2016	1,440,000	$4.433	377
2017	1,200,000	$4.590	333
2018	420,000	$4.797	141
	The Partnership’s net asset		$2,628

(1)	“MMBtu” represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.

Atlas Resource Partners

The following table summarizes the gross fair values of ARP’s derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on the Partnership’s consolidated balance sheets as of the dates indicated (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount of Assets Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets
As of September 30, 2013
Current portion of derivative assets	$23,643	$(4,169)	$19,474
Long-term portion of derivative assets	32,060	(3,560)	28,500
Current portion of derivative liabilities	254	(254)	—
Long-term portion of derivative liabilities	—	—	—
Total derivative assets	$55,957	$(7,983)	$47,974
As of December 31, 2012
Current portion of derivative assets	$14,248	$(1,974)	$12,274
Long-term portion of derivative assets	14,724	(5,826)	8,898
Long-term portion of derivative liabilities	800	(800)	—
Total derivative assets	$29,772	$(8,600)	$21,172

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount of Liabilities Presented in the Consolidated Balance Sheets
Offsetting Derivative Liabilities
As of September 30, 2013
Current portion of derivative assets	$(4,169)	$4,169	$—
Long-term portion of derivative assets	(3,560)	3,560	—
Current portion of derivative liabilities	(572)	254	(318)
Long-term portion of derivative liabilities	—	—	—
Total derivative liabilities	$(8,301)	$7,983	$(318)
As of December 31, 2012
Current portion of derivative assets	$(1,974)	$1,974	$—
Long-term portion of derivative assets	(5,826)	5,826	—
Long-term portion of derivative liabilities	(1,688)	800	(888)
Total derivative liabilities	$(9,488)	$8,600	$(888)

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

In connection with the EP Energy Acquisition, ARP entered into swaption contracts up through September 30, 2013 for production volumes related to assets ARP acquired from EP Energy (see Note 3). In connection with the swaption contracts, ARP paid premiums of $14.5 million which represented their fair value on the date the transactions were initiated and were initially recorded as derivative assets on the Partnership’s consolidated balance sheet and was fully amortized as of September 30, 2013. Swaption contract premiums paid are amortized over the period from initiation of the contract through termination date. For the three and nine months ended September 30, 2013, ARP recognized $13.2 million and $14.5 million, respectively, of amortization expense in other, net on the Partnership’s consolidated statement of operations related to the swaption contracts.

In connection with the Carrizo Acquisition, ARP entered into swaption contracts up through May 31, 2012 for production volumes related to wells acquired from Carrizo (see Note 3). In connection with the swaption contracts, ARP paid premiums of $4.6 million, which represented their fair value on the date the transactions were initiated and was initially recorded as a derivative asset on the Partnership’s consolidated balance sheet and was fully amortized as of September 30, 2012. For the nine months ended September 30, 2012, ARP recorded $4.6 million of amortization expense in other, net on the Partnership’s consolidated statements of operations related to the swaption contracts.  No amortization expense was recorded on the Partnership’s consolidated statements of operations for the three months ended September 30, 2012.

ARP recognized gains of approximately $1.1 million and $6.1 million for the three months ended September 30, 2013 and 2012, respectively, and gains of $4.4 million and $15.5 million for the nine months ended September 30, 2013 and 2012, respectively, on settled contracts covering commodity production. These gains were included within gas and oil production revenue in the Partnership’s consolidated statements of operations. As the underlying prices and terms in ARP’s derivative contracts were consistent with the indices used to sell its natural gas and oil, there were no gains or losses recognized during the three and nine months ended September 30, 2013 and 2012 for hedge ineffectiveness or as a result of the discontinuance of any cash flow hedges.

At September 30, 2013, ARP had the following commodity derivatives:

Natural Gas Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(2)
2013	15,597,400	$3.909	$4,881
2014	60,153,000	$4.152	17,536
2015	50,274,500	$4.240	9,113
2016	43,946,300	$4.318	6,556
2017	24,840,000	$4.532	5,501
2018	3,960,000	$4.716	1,030
			$44,617

Natural Gas Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap	Fair Value Asset/(Liability)
		(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(2)
2013	Puts purchased	1,380,000	$4.395	$1,134
2013	Calls sold	1,380,000	$5.443	(2)
2014	Puts purchased	3,840,000	$4.221	2,257
2014	Calls sold	3,840,000	$5.120	(284)
2015	Puts purchased	3,480,000	$4.234	2,059
2015	Calls sold	3,480,000	$5.129	(655)
				$4,509

Natural Gas Put Options – Drilling Partnerships

Production Period Ending December 31,	Option Type	Volumes	Average Fixed Price	Fair Value Asset
		(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(2)
2013	Puts purchased	540,000	$3.450	$25
2014	Puts purchased	1,800,000	$3.800	541
2015	Puts purchased	1,440,000	$4.000	608
2016	Puts purchased	1,440,000	$4.150	762
				$1,936

Natural Gas Liquids Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset/(Liability)
	(Bbl)(1)	(per Bbl)(1)	(in thousands)(3)
2013	36,000	$93.656	$(327)
2014	105,000	$91.571	(389)
2015	96,000	$88.550	—
2016	84,000	$85.651	68
2017	60,000	$83.780	45
			$(603)

Natural Gas Liquids Ethane Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(Gal)(1)	(per Gal)(1)	(in thousands)(4)
2014	2,520,000	$0.303	$100
			$100

Natural Gas Liquids Propane Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset/(Liability)
	(Gal)(1)	(per Gal)(1)	(in thousands)(5)
2013	3,864,000	$1.084	$4
2014	11,592,000	$0.996	(11)
			$(7)

Crude Oil Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset/(Liability)
	(Bbl)(1)	(per Bbl)(1)	(in thousands)(3)
2013	170,200	$93.738	$(1,530)
2014	552,000	$92.668	(1,515)
2015	567,000	$88.144	(211)
2016	225,000	$85.523	155
2017	132,000	$83.305	39
			$(3,062)

Crude Oil Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap	Fair Value Asset/(Liability)
		(Bbl)(1)	(per Bbl)(1)	(in thousands)(3)
2013	Puts purchased	20,000	$90.000	$12
2013	Calls sold	20,000	$116.396	(5)
2014	Puts purchased	41,160	$84.169	132
2014	Calls sold	41,160	$113.308	(76)
2015	Puts purchased	29,250	$83.846	181
2015	Calls sold	29,250	$110.654	(78)
				$166
			ARP’s net asset	$47,656

(1)	“MMBtu” represents million British Thermal Units; “Bbl” represents barrels; “Gal” represents gallons.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.
(3)	Fair value based on forward WTI crude oil prices, as applicable.

(4)	Fair value based on forward Mt. Belvieu ethane prices, as applicable.
(5)	Fair value based on forward Mt. Belvieu propane prices, as applicable.

At September 30, 2013, ARP had net cash proceeds of $5.9 million related to ARP’s hedging positions monetized on behalf of the Drilling Partnerships’ limited partners, which were included within cash and cash equivalents on the Partnership’s consolidated balance sheet. ARP will allocate the monetization net proceeds to the Drilling Partnerships’ limited partners based on their natural gas and oil production generated over the period of the original derivative contracts.

The Partnership reflected the remaining hedge monetization proceeds within current and long-term portion of derivative payable to Drilling Partnerships on its consolidated balance sheets as of September 30, 2013 and December 31, 2012.

In June 2012, ARP entered into natural gas put option contracts which related to future natural gas production of the Drilling Partnerships. Therefore, a portion of any unrealized derivative gain or loss is allocable to the limited partners of the Drilling Partnerships based on their share of estimated gas production related to the derivatives not yet settled. At September 30, 2013, net unrealized derivative assets of $1.9 million were payable to the limited partners in the Drilling Partnerships related to these natural gas put option contracts.

At September 30, 2013, ARP had a secured hedge facility agreement with a syndicate of banks under which certain Drilling Partnerships have the ability to enter into derivative contracts to manage their exposure to commodity price movements. Under its revolving credit facility (see Note 8), ARP is required to utilize this secured hedge facility for future commodity risk management activity for its equity production volumes within the participating Drilling Partnerships. Each participating Drilling Partnership’s obligations under the facility are secured by mortgages on its oil and gas properties and first priority security interests in substantially all of its assets and by a guarantee of the general partner of the Drilling Partnership. ARP, as general partner of the Drilling Partnerships, administers the commodity price risk management activity for the Drilling Partnerships under the secured hedge facility. The secured hedge facility agreement contains covenants that limit each of the participating Drilling Partnerships’ ability to incur indebtedness, grant liens, make loans or investments, make distributions if a default under the secured hedge facility agreement exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions including a sale of all or substantially all of its assets.

Atlas Pipeline Partners

APL has elected not to apply hedge accounting for derivative contracts entered into in July 2008 and after. Changes in the fair value of derivatives are recognized immediately within gain (loss) on mark-to-market derivatives on the Partnership’s consolidated statements of operations. The change in fair value of commodity-based derivative instruments entered into prior to the discontinuation of hedge accounting was reclassified from within accumulated other comprehensive income on the Partnership’s consolidated balance sheets to gathering and processing revenue on the Partnership’s consolidated statements of operations at the time the originally hedged physical transactions affected earnings. During the three and nine months ended September 30, 2012, APL reclassified losses of $1.1 million and $3.3 million, respectively, out of accumulated other comprehensive income related to derivative contracts entered into prior to July 2008. As of December 31, 2012, all amounts had been reclassified out of accumulated other comprehensive income, and APL had no amounts outstanding within accumulated other comprehensive income.

The following table summarizes APL’s gross fair values of its derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on the Partnership’s consolidated balance sheets as of the dates indicated (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets
As of September 30, 2013
Current portion of derivative assets	$7,981	$(2,804)	$5,177
Long-term portion of derivative assets	9,186	(1,728)	7,458
Current portion of derivative liabilities	1,171	(1,171)	—
Total derivative assets	$18,338	$(5,703)	$12,635
As of December 31, 2012
Current portion of derivative assets	$23,534	$(457)	$23,077
Long-term portion of derivative assets	9,637	(1,695)	7,942
Total derivative assets	$33,171	$(2,152)	$31,019

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets
Offsetting Derivative Liabilities
As of September 30, 2013
Current portion of derivative assets	$(2,804)	$2,804	$—
Long-term portion of derivative assets	(1,728)	1,728	—
Current portion of derivative liabilities	(2,314)	1,171	(1,143)
Total derivative liabilities	$(6,846)	$5,703	$(1,143)
As of December 31, 2012
Current portion of derivative liabilities	(457)	457	—
Long-term portion of derivative liabilities	(1,695)	1,695	—
Total derivative liabilities	$(2,152)	$2,152	$—

As of September 30, 2013, APL had the following commodity derivatives:

Fixed Price Swaps

Production Period	Purchased/ Sold	Commodity	Volumes(2)	Average Fixed Price	Fair Value(1) Asset/(Liability) (in thousands)
Natural Gas
2013	Sold	Natural Gas	1,570,000	$3.752	$245
2014	Sold	Natural Gas	12,600,000	$3.983	1,344
2015	Sold	Natural Gas	15,160,000	$4.235	2,745
2016	Sold	Natural Gas	3,750,000	$4.399	769
Natural Gas Liquids
2013	Sold	Natural Gas Liquids	18,774,000	$1.200	2,234
2014	Sold	Natural Gas Liquids	75,978,000	$1.185	(2,007)
2015	Sold	Natural Gas Liquids	27,216,000	$1.097	191
Crude Oil
2013	Sold	Crude Oil	75,000	$96.660	(385)
2014	Sold	Crude Oil	312,000	$92.368	(1,181)
2015	Sold	Crude Oil	60,000	$85.130	(213)
Total Fixed Price Swaps					$3,742

Options

Production Period	Purchased/ Sold	Type	Commodity	Volumes(2)	Average Strike Price	Fair Value(1) Asset (in thousands)
Natural Gas
2014	Purchased	Put	Natural Gas	600,000	$4.125	$312
Natural Gas Liquids
2013	Purchased	Put	Natural Gas Liquids	11,844,000	$1.900	1,893
2014	Purchased	Put	Natural Gas Liquids	4,410,000	$1.001	261
2015	Purchased	Put	Natural Gas Liquids	1,890,000	$0.901	173
Crude Oil
2013	Purchased	Put	Crude Oil	75,000	$100.100	164
2014	Purchased	Put	Crude Oil	448,500	$94.685	2,591
2015	Purchased	Put	Crude Oil	270,000	$89.175	2,356
Total Options						$7,750
				APL’s net asset		$11,492

(1)	See Note 10 for discussion on fair value methodology.

(2)	Volumes for natural gas are stated in MMBtu’s. Volumes for NGLs are stated in gallons. Volumes for crude oil are stated in barrels.

The following tables summarize APL’s derivatives not designated as hedges, which are included within gain on mark-to market derivatives on the Partnerships consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gain (loss) recognized in gain (loss) on mark-to-market derivatives:
Commodity contract—realized(1)	$(907)	$4,157	$3,573	$7,079
Commodity contract – unrealized(2)	(23,610)	(23,064)	(13,066)	29,826
Gain (loss) on mark-to-market derivatives	$(24,517)	$(18,907)	$(9,493)	$36,905

(1)	Realized gain represents the gain incurred when the derivative contract expires and/or is cash settled.

(2)	Unrealized gain represents the mark-to-market gain recognized on open derivative contracts, which have not yet settled.

The fair value of the derivatives included in the Partnership’s consolidated balance sheets for the periods indicated was as follows (in thousands):

	September 30, 2013	December 31, 2012
Current portion of derivative asset	$25,733	$35,351
Long-term derivative asset	37,504	16,840
Current portion of derivative liability	(1,461)	—
Long-term derivative liability	—	(888)
Total Partnership net asset	$61,776	$51,303

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Partnership and its subsidiaries use a market approach fair value methodology to value the assets and liabilities for their outstanding derivative contracts (see Note 9). The Partnership and its subsidiaries manage and report derivative assets and liabilities on the basis of their exposure to market risks and credit risks by counterparty. The Partnership and its subsidiaries’ commodity derivative contracts, with the exception of APL’s NGL fixed price swaps and NGL options, are valued based on observable market data related to the change in price of the underlying commodity and are therefore defined as Level 2 assets and liabilities within the same class of nature and risk. These derivative instruments are calculated by utilizing commodity indices quoted prices for futures and options contracts traded on open markets that coincide with the underlying commodity, expiration period, strike price (if applicable) and pricing formula utilized in the derivative instrument.

Valuations for APL’s NGL fixed price swaps are based on forward price curves provided by a third party, which are considered to be Level 3 inputs. The prices for propane, isobutene, normal butane and natural gasoline are adjusted based upon the relationship between the prices for the product/locations quoted by the third party and the underlying product/locations utilized for the swap contracts, as determined by a regression model of the historical settlement prices for the different product/locations. The regression model is recalculated on a quarterly basis. This adjustment is an unobservable Level 3 input. The NGL fixed price swaps are over the counter instruments which are not actively traded in an open market. However, the prices for the underlying products and locations do have a direct correlation to the prices for the products and locations provided by the third party, which are based upon trading activity for the products and locations quoted. A change in the relationship between these prices would have a direct impact upon the unobservable adjustment utilized to calculate the fair value of the NGL fixed price swaps. Valuations for APL’s NGL options are based on forward price curves developed by financial institutions, and therefore are defined as Level 3. The NGL options are over the counter instruments that are not actively traded in an open market, thus APL utilizes the valuations provided by the financial institutions that provide the NGL options for trade. These valuations are tested for reasonableness through the use of an internal valuation model.

Information for the Partnership’s and its subsidiaries’ assets and liabilities measured at fair value at September 30, 2013 and December 31, 2012 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of September 30, 2013
Derivative assets, gross
Commodity swaps	$—	$2,631	$—	$2,631
ARP Commodity swaps	—	48,248	—	48,248
ARP Commodity puts	—	1,936	—	1,936
ARP Commodity options	—	5,773	—	5,773
APL Commodity swaps	—	5,362	5,226	10,588
APL Commodity options	—	5,423	2,327	7,750
Total derivative assets, gross	—	69,373	7,553	76,926
Derivative liabilities, gross
Commodity swaps	—	(3)	—	(3)
ARP Commodity swaps	—	(7,202)	—	(7,202)
ARP Commodity options	—	(1,099)	—	(1,099)
APL Commodity swaps	—	(2,038)	(4,808)	(6,846)
Total derivative liabilities, gross	—	(10,342)	(4,808)	(15,150)
Total derivatives, fair value, net	$—	$59,031	$2,745	$61,776
As of December 31, 2012
Derivative assets, gross
ARP Commodity swaps	$—	$15,859	$—	$15,859
ARP Commodity puts	—	2,991	—	2,991
ARP Commodity options	—	10,923	—	10,923
APL Commodity swaps	—	2,007	17,573	19,580
APL Commodity options	—	7,322	6,269	13,591
Total derivative assets, gross	—	39,102	23,842	62,944
Derivative liabilities, gross
ARP Commodity swaps	—	(6,813)	—	(6,813)
ARP Commodity puts	—	—	—	—
ARP Commodity options	—	(2,676)	—	(2,676)
APL Commodity swaps	—	(1,393)	(759)	(2,152)
Total derivative liabilities, gross	—	(10,882)	(759)	(11,641)
Total derivatives, fair value, net	$—	$28,220	$23,083	$51,303

APL’s Level 3 fair value amounts relate to its derivative contracts on NGL fixed price swaps and NGL options. The following table provides a summary of changes in fair value of APL’s Level 3 derivative instruments for the periods indicated (in thousands):

	NGL Fixed Price Swaps		NGL Put Options		Total
	Gallons	Amount	Gallons	Amount	Amount
Balance – January 1, 2013	87,066	$16,814	38,556	$6,269	$23,083
New contracts(1)	77,364	—	7,560	816	816
Cash settlements from unrealized gain (loss)(2)(3)	(42,462)	(11,769)	(27,972)	5,680	(6,089)
Net change in unrealized loss(2)	—	(4,627)	—	(1,482)	(6,109)
Option premium recognition(3)	—	—	—	(8,956)	(8,956)
Balance – September 30, 2013	121,968	$418	18,144	$2,327	$2,745

(1)	Swaps are entered into with no value on the date of trade. Options include premiums paid, which are included in the value of the derivatives on the date of trade.

(2)	Included within gain (loss) on mark-to-market derivatives on the Partnership’s consolidated statements of operations.

(3)	Includes option premium cost reclassified from unrealized gain (loss) to realized gain (loss) at time of option expiration.

The following table provides a summary of the unobservable inputs used in the fair value measurement of APL’s NGL fixed price swaps at September 30, 2013 and December 31, 2012 (in thousands):

	Gallons	Third Party Quotes(1)	Adjustments(2)	Total Amount
As of September 30, 2013
Propane swaps	92,106	$645	$(88)	$557
Isobutane swaps	6,300	(2,208)	1,006	(1,202)
Normal butane swaps	7,560	1	335	336
Natural gasoline swaps	16,002	1,533	(806)	727
Total NGL swaps — September 30, 2013	121,968	$(29)	$447	$418

As of December 31, 2012
Propane swaps	69,678	$16,302	$(552)	$15,750
Isobutane swaps	1,134	(219)	187	(32)
Normal butane swaps	6,174	(909)	242	(667)
Natural gasoline swaps	10,080	3,247	(1,484)	1,763
Total NGL swaps – December 31, 2012	87,066	$18,421	$(1,607)	$16,814

(1)	Based upon the difference between the quoted market price provided by the third party and the fixed price of the swap.
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

The following table provides a summary of the regression coefficient utilized in the calculation of the unobservable inputs for the Level 3 fair value measurements for APL’s NGL fixed price swaps for the periods indicated (in thousands):

		Adjustment Based upon Regression Coefficient
	Level 3 Fair Value Adjustments	Lower 95%	Upper 95%	Average Coefficient
As of September 30, 2013
Propane swaps	$(88)	0.8959	0.9060	0.9009
Isobutane swaps	1,006	1.1194	1.1291	1.1242
Normal butane swaps	335	1.0345	1.0389	1.0367
Natural gasoline swaps	(806)	0.9729	0.9754	0.9741
Total NGL swaps – September 30, 2013	$447

		Adjustment Based upon Regression Coefficient
	Level 3 Fair Value Adjustments	Lower 95%	Upper 95%	Average Coefficient
As of December 31, 2012
Propane swaps	$(552)	0.9019	0.9122	0.9071
Isobutane swaps	187	1.1285	1.1376	1.1331
Normal butane swaps	242	1.0370	1.0416	1.0393
Natural gasoline swaps	(1,484)	0.8988	0.9169	0.9078
Total NGL swaps – December 31, 2012	$(1,607)

APL had $20.0 million and $7.8 million of NGL linefill at September 30, 2013 and December 31, 2012, respectively, which were included within prepaid expenses and other on the Partnership’s consolidated balance sheets. The NGL linefill represents amounts receivable for NGLs delivered to counterparties for which the counterparty will pay at a designated later period at a price determined by the then market price. APL’s NGL linefill is defined as a Level 3 asset and is valued using the same forward price curve utilized to value APL’s NGL fixed price swaps. The product/location adjustment based upon the multiple regression analysis, which was included in the value of the linefill, was a reduction of $0.4 million and $0.4 million as of September 30, 2013 and December 31, 2012, respectively.

The following table provides a summary of changes in fair value of APL’s NGL linefill for the nine months ended September 30, 2013 (in thousands):

	NGL Linefill
	Gallons	Amount
Balance – January 1, 2013	9,148	$7,783
Deliveries into NGL linefill	52,334	41,950
NGL linefill sales	(39,787)	(30,769)
Net change in NGL linefill valuation(1)	—	(332)
Acquired NGL linefill (2)	2,213	1,368
Balance – September 30, 2013	23,908	$20,000

(1)Included within gathering and processing revenues on the Partnership’s consolidated statements of operations..
(2)NGL linefill acquired as part of the TEAK Acquisition (see Note 3).

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

The Partnership and its subsidiaries’ other current assets and liabilities on its consolidated balance sheets are considered to be financial instruments. The estimated fair values of these instruments approximate their carrying amounts due to their short-term nature and thus are categorized as Level 1. The estimated fair values of the Partnership and its subsidiaries’ debt at September 30, 2013 and December 31, 2012, which consist principally of ARP’s and APL’s senior notes and borrowings under the Partnership’s, ARP’s and APL’s revolving and term loan credit facilities, were $2,754.4 million and $1,576.9 million, respectively, compared with the carrying amounts of $2,843.9 million and $1,540.3 million, respectively. The carrying values of outstanding borrowings under the respective revolving and term loan credit facilities, which bear interest at variable interest rates, approximated their estimated fair values. The estimated fair values of the ARP and APL senior notes were based upon the market approach and calculated using the yields of the ARP and APL senior notes as provided by financial institutions and thus were categorized as a Level 3 value.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Partnership and ARP estimate the fair value of their respective asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors at the date of establishment of an asset retirement obligation such as: amounts and timing of settlements, the credit-adjusted risk-free rate of the Partnership and ARP and estimated inflation rates (see Note 7).

Information for assets and liabilities that were measured at fair value on a nonrecurring basis for the three and nine months ended September 30, 2013 and 2012 was as follows (in thousands):

	Three Months Ended September 30,
	2013		2012
	Level 3	Total	Level 3	Total
Asset retirement obligations	$17,306	$17,306	$2,424	$2,424
Total	$17,306	$17,306	$2,424	$2,424

	Nine Months Ended September 30,
	2013		2012
	Level 3	Total	Level 3	Total
Asset retirement obligations	$18,550	$18,550	$6,516	$6,516
Total	$18,550	$18,550	$6,516	$6,516

During the three months ended September 2013, the Partnership completed the Arkoma Acquisition and ARP completed the EP Energy Acquisition. During the nine months ended September 30, 2013, APL completed the TEAK Acquisition.  During the year ended December 31, 2012, ARP completed the acquisitions of certain oil and gas assets from Carrizo, certain proved reserves and associated assets from Titan and the DTE Acquisition, while APL completed the Cardinal Acquisition (see Note 3). The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair values of natural gas and oil properties were measured using a discounted cash flow model, which considered the estimated remaining lives of the wells based on reserve estimates, future operating and development costs of the assets, as well as the respective natural gas, oil and natural gas liquids forward price curves. The fair values of the asset retirement obligations were measured under the Partnership’s and ARP’s existing methodology for recognizing an estimated liability for the plugging and abandonment of its gas and oil wells (see Note 7). These inputs require significant judgments and estimates by the Partnership’s and ARP’s management at the time of the valuation and are subject to change.

In February 2012, APL acquired a gas gathering system and related assets for an initial net purchase price of $19.0 million. APL agreed to pay up to an additional $12.0 million, payable in two equal amounts, if certain volumes are achieved on the acquired gathering system within a specified time period (“Trigger Payments”). Sufficient volumes were achieved in December 2012, and APL paid the first Trigger Payment of $6.0 million in January 2013. As of September 30, 2013, the fair value of the remaining Trigger Payment resulted in a $6.0 million long-term liability, which was recorded within other long-term liabilities on the Partnership’s consolidated balance sheets. The range of the undiscounted amounts APL could pay related to the remaining Trigger Payment is up to $6.0 million.

NOTE 11 – INCOME TAXES

In connection with the Cardinal Acquisition (see Note 3), APL acquired a taxable subsidiary in December 2012.  The components of the federal and state income tax benefit for APL’s taxable subsidiary at September 30, 2013 are as follows (in thousands):

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Deferred benefit:
Federal	$(732)	$(765)
State	(85)	(89)
Total income tax benefit	$(817)	$(854)

As of September 30, 2013 and December 31, 2012, APL had non-current net deferred income tax liabilities of $34.7 million and $30.3 million, respectively.  The components of net deferred tax liabilities as of September 30, 2013 and December 31, 2012 consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Deferred tax assets:
Net operating loss tax carryforwards and alternative minimum tax credits	$12,732	$10,277
Deferred tax liabilities:
Excess of asset carrying value over tax basis	(47,428)	(40,535)
Net deferred tax liabilities	$(34,696)	$(30,258)

As of September 30, 2013, APL had net operating loss carry forwards for federal income tax purposes of approximately $32.8 million, which expire at various dates from 2029 to 2033. APL believes it more likely than not that the deferred tax asset will be fully utilized.  APL estimates approximately $280.3 million of goodwill recorded as a result of the TEAK Acquisition to be deductible for tax purposes.

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

Relationship between ARP and APL. In the Chattanooga Shale, a portion of the natural gas produced by ARP is gathered and processed by APL. For the three months ended September 30, 2013 and 2012, $0.1 million and $0.2 million, respectively, of gathering fees paid by ARP to APL were eliminated in consolidation. For the nine months ended September 30, 2013 and 2012, $0.2 million and $0.4 million, respectively, of gathering fees paid by ARP to APL were eliminated in consolidation.

In addition, in Lycoming County, Pennsylvania, APL has agreed to provide assistance in the design and construction management services for ARP with respect to a pipeline. The total estimated price for the project is under $2.5 million, of which $1.6 million had been reimbursed to APL as of September 30, 2013.

Relationship with Resource America, Inc. In connection with the issuance of the Term Facility, CVC Credit Partners, LLC (“CVC”), which is a joint-venture between Resource America, Inc. and an unrelated third party private equity firm, was allocated an aggregate of $12.5 million of the Term Facility.  The Partnership’s Chief Executive Officer and President is Chairman of the board of directors of Resource America, Inc., and the Partnership’s Executive Chairman of the General Partner’s board of directors is Chief Executive Officer and President and Resource America, Inc.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

General Commitments

ARP is the managing general partner of the Drilling Partnerships and has agreed to indemnify each investor partner from any liability that exceeds such partner’s share of Drilling Partnership assets. Subject to certain conditions, investor partners in certain Drilling Partnerships have the right to present their interests for purchase by ARP, as managing general partner. ARP is not obligated to purchase more than 5% to 10% of the units in any calendar year. Based on its historical experience, as of September 30, 2013, the management of ARP believes that any such liability incurred would not be material. Also, ARP has agreed to subordinate a portion of its share of net partnership revenues from the Drilling Partnerships to the benefit of the investor partners until they have received specified returns, typically 10% per year determined on a cumulative basis, over a specific period, typically the first five to seven years, in accordance with the terms of the partnership agreements. For the three months ended September 30, 2013 and 2012, $2.2 million and $1.8 million, respectively, of ARP’s revenues, net of corresponding production costs, were subordinated, which reduced its cash distributions received from the Drilling Partnerships. For the nine months ended September 30, 2013 and 2012, $6.5 million and $3.6 million, respectively, of ARP’s revenues, net of corresponding production costs, were subordinated, which reduced its cash distributions received from the Drilling Partnerships.

The Partnership and its subsidiaries are party to employment agreements with certain executives that provide compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

APL has certain long-term unconditional purchase obligations and commitments, primarily transportation contracts. These agreements provide for transportation services to be used in the ordinary course of APL’s operations. Transportation fees paid related to these contracts were $7.2 million and $2.6 million for the three months ended September 30, 2013 and 2012, respectively, and $24.8 million and $7.6 million for the nine months ended September 30, 2013 and 2012, respectively. The future fixed and determinable portions of APL’s obligations as of September 30, 2013 were as follows: 2013—$2.8 million; 2014—$9.5 million; and 2015-2017—$3.5 million per year.

As of September 30, 2013, the Partnership and its subsidiaries are committed to expend approximately $263.5 million on drilling and completion expenditures, pipeline extensions, compressor station upgrades and processing facility upgrades.

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

The lawsuit alleged that CNX entered into a Letter of Intent with Miller Energy Resources, Inc. (“Miller Energy”) for the purchase by CNX of certain leasehold interests containing oil and natural gas rights, representing around 30,000 acres in East Tennessee. The lawsuit also alleged that Miller Energy breached the Letter of Intent by refusing to close by the date provided and by allegedly entertaining offers from third parties for the same leasehold interests. Allegations of inducement of breach of contract and related claims were made by CNX against the remaining defendants, on the theory that these parties knew of the terms of the Letter of Intent and induced Miller Energy to breach the Letter of Intent. CNX was seeking $15.5 million in damages. The Partnership asserted that it acted in good faith and believes that the outcome of the litigation would be resolved in its favor.

In early September 2013, Atlas Energy Tennessee, LLC, was dismissed as a party on jurisdictional grounds.

The Partnership and its subsidiaries are also parties to various routine legal proceedings arising out of the ordinary course of its business. Management of the Partnership and its subsidiaries believe that none of these actions, individually or in the aggregate, will have a material adverse effect on the Partnership’s financial condition or results of operations.

NOTE 14 –ISSUANCES OF UNITS

The Partnership recognizes gains on ARP’s and APL’s equity transactions as credits to partners’ capital on its consolidated balance sheets rather than as income on its consolidated statements of operations. These gains represent the Partnership’s portion of the excess net offering price per unit of each of ARP’s and APL’s common units over the book carrying amount per unit.

The Partnership

Purchase of ARP Preferred Units.

In July 2013, in connection with ARP’s EP Energy Acquisition (see Note 3), the Partnership purchased 3,746,986 of ARP’s newly created Class C convertible preferred units, at a negotiated price per unit of $23.10, for proceeds of $86.6 million.  The Class C preferred units were offered and sold in a private transaction exempt from registration under Section 4(2) of the Securities Act. The Class C preferred units pay cash distributions in an amount equal to the greater of (i) $0.51 per unit and (ii) the distributions payable on each common unit at each declared quarterly distribution date. The initial Class C preferred distribution was paid for the quarter ended September 30, 2013. The Class C preferred units have no voting rights, except as set forth in the certificate of designation for the Class C preferred units, which provides, among other things, that the affirmative vote of 75% of the Class C Preferred Units is required to repeal such certificate of designation. Holders of the

Class C preferred units have the right to convert the Class C preferred units on a one-for-one basis, in whole or in part, into common units at any time before July 31, 2016. Unless previously converted, all Class C preferred units will convert into common units on July 31, 2016. Upon issuance of the Class C preferred units, the Partnership, as purchaser of the Class C preferred units, also received 562,497 warrants to purchase ARP’s common units at an exercise price equal to the face value of the Class C preferred units. The warrants were exercisable beginning October 29, 2013 into an equal number of ARP common units at an exercise price of $23.10 per unit, subject to adjustments provided therein. The warrants will expire on July 31, 2016.

Atlas Resource Partners

Equity Offerings

Issuance of Preferred Units. In July 2013, in connection with the closing of the EP Energy Acquisition, ARP issued 3,749,986 newly created Class C convertible preferred units to the Partnership at a negotiated price per unit of $23.10, for proceeds of $86.6 million. The Class C preferred units were issued with 562,497 warrants to purchase ARP common units at an exercise price of $23.10 at the Partnership’s option beginning on October 29, 2013.  The warrants will expire on July 31, 2016. The Class C preferred units were offered and sold in a private transaction exempt from registration under Section 4(2) of the Securities Act (see “Purchase of ARP Preferred Units”).

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

In June 2013, in connection with the EP Energy Acquisition (see Note 3), ARP sold an aggregate of 14,950,000 of its common limited partner units (including a 1,950,000 over-allotment) in a public offering at a price of $21.75 per unit, yielding net proceeds of approximately $313.1 million. ARP utilized the net proceeds from the sale to repay the outstanding balance under its revolving credit facility (see Note 8).

In May 2013, ARP entered into an equity distribution program with Deutsche Bank Securities Inc., as representative of several banks. Pursuant to the equity distribution program, ARP may sell, from time to time through the agents, common units having an aggregate offering price of up to $25.0 million. Sales of common limited partner units, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the New York Stock Exchange, the existing trading market for the common limited partner units, or sales made to or through a market maker other than on an exchange or through an electronic communications network. ARP will pay each of the agents a commission, which in each case shall not be more than 2.0% of the gross sales price of common limited partner units sold through such agent. During the nine months ended September 30, 2013, ARP issued 309,174 common limited partner units under the equity distribution program for net proceeds of $7.0 million, net of $0.4 million in commissions paid. No common limited partner units were issued under the equity distribution program during the three months ended September, 30, 2013. ARP utilized the net proceeds from the sale to repay borrowings outstanding under its revolving credit facility.

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

In July 2012, ARP completed the acquisition of certain proved reserves and associated assets in the Barnett Shale from Titan in exchange for 3.8 million ARP common units and 3.8 million newly-created convertible ARP Class B preferred units (which have an estimated collective value of $193.2 million, based upon the closing price of ARP’s publicly traded common units as of the acquisition closing date), as well as $15.4 million in cash for closing adjustments (see Note 3). The Class B preferred units are voluntarily convertible to common units on a one-for-one basis within three years of the acquisition closing date at a strike price of $26.03 plus all unpaid preferred distributions per unit, and will be mandatorily converted to common units on the third anniversary of the issuance. While outstanding, the preferred units will receive regular quarterly cash distributions equal to the greater of (i) $0.40 and (ii) the quarterly common unit distribution.

ARP entered into a registration rights agreement pursuant to which it agreed to file a registration statement with the SEC by January 25, 2013 to register the resale of the ARP common units issued on the acquisition closing date and those issuable upon conversion of the Class B preferred units. ARP agreed to use its commercially reasonable efforts to have the registration statement declared effective by March 31, 2013, and to cause the registration statement to be continuously effective until the earlier of (i) the date as of which all such common units registered thereunder are sold by the holders and (ii) one year after the date of effectiveness. On September 19, 2012, ARP filed a registration statement with the SEC in satisfaction of the registration requirements of the registration rights agreement, and the registration statement was declared effective by the SEC on October 2, 2012.

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

In connection with the issuance of ARP’s common and preferred units, the Partnership recorded gains of $25.2 million within partners’ capital and a corresponding decrease in non-controlling interests on its consolidated statements of partners’ capital during the nine months ended September 30, 2013.

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

The fair value of APL’s common units on the Commitment Date of the Class D Preferred Units was $36.52 per unit, resulting in an embedded beneficial conversion discount on the Class D Preferred Units of $91.0 million. The Partnership recognized the fair value of the Class D Preferred Units with the offsetting intrinsic discount within non-controlling interests on the Partnership’s consolidated balance sheet as of September 30, 2013. The discount will be accreted and recognized by APL as imputed dividends over the term of the Class D Preferred Units as a reduction to APL’s net income attributable to the common limited partners and the Partnership, as general partner. For the three and nine months ended September 30, 2013, APL recorded $11.4 million and $18.1 million, respectively, within income (loss) attributable to non-controlling interests for the preferred unit imputed dividend effect on the Partnership’s consolidated statements of operations to recognize the accretion of the beneficial conversion discount. APL’s Class D Preferred Units are presented combined with a net $72.9 million unaccreted beneficial conversion discount within non-controlling interests on the Partnership’s consolidated balance sheet at September 30, 2013.

The Class D Preferred Units will receive distributions of additional Class D Preferred Units for the first four full quarterly periods following their issuance, and thereafter will receive distributions in Class D Preferred Units, or cash, or a combination of Class D Preferred Units and cash, at the discretion of the Partnership, as general partner. Cash distributions will be paid to the Class D Preferred Unit holders prior to any other distributions of available cash. Distributions will be determined based upon the cash distribution declared each quarter on APL’s common limited partner units plus a preferred yield premium. Class D Preferred Unit distributions, whether in kind units or in cash, will be accounted for as a reduction to APL’s net income attributable to the common limited partners and the Partnership, as general partner. For the three and nine months ended September 30, 2013, APL recorded costs related to preferred unit distributions of $9.1 million and $14.4 million, respectively, within income (loss) attributable to non-controlling interests on the Partnership’s consolidated statements of operations. During the three and nine months ended September 30, 2013, APL distributed 138,598 Class D Preferred Units to the holders of the Class D Preferred Units as a distribution for the quarter ended June 30, 2013.

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

APL has an equity distribution program with Citigroup Global Markets, Inc. (“Citigroup”). Pursuant to this program, APL may offer and sell from time to time through Citigroup, as its sales agent, common units having an aggregate value of up to $150.0 million. Sales of common limited partner units, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the New York Stock Exchange, the existing trading market for the common limited partner units, or sales made to or through a market maker other than on an exchange or through an electronic communications network. APL will pay Citigroup a commission, which in each case shall not be more than 2.0% of the gross sales price of common limited partner units sold. During the three and nine months ended September 30, 2013, APL issued 1,722,800 and 2,863,080 common units, respectively, under the equity distribution program for net proceeds of $63.7 million and $102.7 million, net of $1.3 million and $2.1 million, respectively, in commission incurred from Citigroup. APL also received capital contributions from the Partnership of $1.3 million and $2.1 million during the three and nine months ended September 30, 2013, respectively, to maintain its 2.0% general partner interest in APL. APL utilized the net proceeds from the common unit offering for general partnership purposes.

In connection with the issuance of APL’s common units during the nine months ended September 30, 2013, the Partnership recorded an $11.5 million gain within partner’s capital and a corresponding decrease in non-controlling interests on its consolidated statement of partners’ capital during the nine months ended September 30, 2013.

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

NOTE 15 – CASH DISTRIBUTIONS

The Partnership has a cash distribution policy under which it distributes, within 50 days after the end of each quarter, all of its available cash (as defined in the partnership agreement) for that quarter to its common unitholders. Distributions declared by the Partnership for the period from January 1, 2012 through September 30, 2013 were as follows (in thousands, except per unit amounts):

Date Cash Distribution Paid	For Quarter Ended	Cash Distribution per Common Limited Partner Unit	Total Cash Distributions Paid to Common Limited Partners
May 18, 2012	March 31, 2012	$0.25	$12,830
August 17, 2012	June 30, 2012	$0.25	$12,831
November 19, 2012	September 30, 2012	$0.27	$13,866
February 19, 2013	December 31, 2012	$0.30	$15,410

May 20, 2013	March 31, 2013	$0.31	$15,928
August 19, 2013	June 30, 2013	$0.44	$22,611

On October 24, 2013, the Partnership declared a cash distribution of $0.46 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended September 30, 2013. The $23.6 million distribution will be paid on November 19, 2013 to unitholders of record at the close of business on November 6, 2013.

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

Distributions declared by ARP from its formation through September 30, 2013 were as follows (in thousands, except per unit amounts):

Date Cash Distribution Paid	For Quarter Ended	Cash Distribution per Common Limited Partner Unit		Total Cash Distribution to Common Limited Partners	Total Cash Distribution To Preferred Limited Partners	Total Cash Distribution to the General Partner
May 15, 2012	March 31, 2012	$0.12	(1)	$3,144	$—	$64
August 14, 2012	June 30, 2012	$0.40		$12,891	$—	$263
November 14, 2012	September 30, 2012	$0.43		$15,510	$1,652	$350
February 14, 2013	December 31, 2012	$0.48		$21,107	$1,841	$618

May 15, 2013	March 31, 2013	$0.51		$22,428	$1,957	$946
August 14, 2013	June 30, 2013	$0.54		$32,097	$2,072	$1,884

(1)

Represents a pro-rated cash distribution of $0.40 per common limited partner unit for the period from March 5, 2012, the date the Partnership’s exploration and production assets were transferred to ARP, to March 31, 2012.

On October 24, 2013, ARP declared a cash distribution of $0.56 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended September 30, 2013. The $40.0 million distribution, including $2.4 million and $4.2 million to the Partnership, as general partner, and preferred limited partners, respectively, will be paid on November 14, 2013 to unitholders of record at the close of business on November 6, 2013.

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

Common unit and general partner distributions declared by APL for the period from January 1, 2012 through September 30, 2013 were as follows (in thousands, except per unit amounts):

Date Cash Distribution Paid	For Quarter Ended	APL Cash Distribution per Common Limited Partner Unit	Total APL Cash Distribution to Common Limited Partners	Total APL Cash Distribution to the General Partner
May 15, 2012	March 31, 2012	$0.56	$30,030	$2,217
August 14, 2012	June 30, 2012	$0.56	$30,085	$2,221
November 14, 2012	September 30, 2012	$0.57	$30,641	$2,409
February 14, 2013	December 31, 2012	$0.58	$37,442	$3,117

May 15, 2013	March 31, 2013	$0.59	$45,382	$3,980
August 14, 2013	June 30, 2013	$0.62	$48,165	$5,875

On October 24, 2013, APL declared a cash distribution of $0.62 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended September 30, 2013. The $55.3 million distribution, including $6.0 million to the Partnership as general partner, will be paid on November 14, 2013 to unitholders of record at the close of business on November 7, 2013. Based on this declaration, APL estimates that approximately 234,000 Class D Preferred Units will be distributed to the holders of the Class D Preferred Units as a preferred unit distribution in kind for the quarter ended September 30, 2013 (see Note 18).

NOTE 16 – BENEFIT PLANS

2010 Long-Term Incentive Plan

The Board of Directors of the General Partner approved and adopted the Partnership’s 2010 Long-Term Incentive Plan (“2010 LTIP”) effective February 2011. The 2010 LTIP provides equity incentive awards to officers, employees and board members and employees of its affiliates, consultants and joint-venture partners (collectively, the “Participants”) who perform services for the Partnership. The 2010 LTIP is administered by a committee consisting of the Board or committee of the Board or board of an affiliate appointed by the Board (the “LTIP Committee”), which is the Compensation Committee of the General Partner’s board of directors. Under the 2010 LTIP, the LTIP Committee may grant awards of phantom units, restricted units or unit options for an aggregate of 5,763,781 common limited partner units. At September 30, 2013, the Partnership had 4,554,036 phantom units and unit options outstanding under the 2010 LTIP, with 1,167,646 phantom units and unit options available for grant.

Upon a change in control, as defined in the 2010 LTIP, all unvested awards held by directors will immediately vest in full. In the case of awards held by eligible employees, following a change in control, upon the eligible employee’s termination of employment without “cause”, as defined in the 2010 LTIP, or upon any other type of termination specified in the eligible employee’s applicable award agreement(s), any unvested award will immediately vest in full and, in the case of options, become exercisable for the one-year period following the date of termination of employment, but in any case not later than the end of the original term of the option.

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

2010 Phantom Units. A phantom unit entitles a Participant to receive a Partnership common unit upon vesting of the phantom unit. In tandem with phantom unit grants, the LTIP Committee may grant Participant Distribution Equivalent Rights (“DERs”), which are the right to receive cash per phantom unit in an amount equal to, and at the same time as, the cash distributions the Partnership makes on a common unit during the period such phantom unit is outstanding. Generally, phantom units granted under the 2010 LTIP will vest over a three or four year period from the date of grant. Of the phantom units outstanding under the 2010 LTIP at September 30, 2013, there are 485,201 units that will vest within the following twelve months. All phantom units outstanding under the 2010 LTIP at September 30, 2013 include DERs. During the three months ended September 30, 2013 and 2012, the Partnership paid $0.9 million and $0.5 million, respectively, with respect to the 2010 LTIP DERs. During the nine months ended September 30, 2013 and 2012, the Partnership paid $2.2 million and $1.5 million, respectively, with respect to the 2010 LTIP DERs.

The following table sets forth the 2010 LTIP phantom unit activity for the periods indicated:

	Three Months Ended September 30,
	2013		2012
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	2,009,868	$21.10	2,065,359	$20.58
Granted	102,000	50.38	60,130	31.71
Vested(1)	(14,048)	19.86	(1,693)	27.28
Forfeited	—	—	(59,058)	20.28
Outstanding, end of period(2)	2,097,820	$22.54	2,064,738	$20.92
Vested and not yet issued(4)	—	—	9,290	$18.37

Non-cash compensation expense recognized (in thousands)		$3,467		$2,796

	Nine Months Ended September 30,
	2013		2012
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	2,044,227	$20.90	1,838,164	$22.11
Granted	112,000	50.26	133,080	29.95
Vested(1)	(16,984)	19.45	(8,919)	21.93
Forfeited	(41,423)	20.88	(63,055)	20.10
ARP anti-dilution adjustment(3)	—	—	165,468	—
Outstanding, end of period(2)	2,097,820	$22.54	2,064,738	$20.92
Vested and not yet issued(4)	—	—	9,290	$18.37

Non-cash compensation expense recognized (in thousands)		$9,190		$8,682

(1)During the nine months ended September 30, 2013 and 2012, the aggregate intrinsic values of phantom unit awards vested were $0.7 million and $0.3 million, respectively, and $0.8 million and $0.1 million for the three months ended September 30, 2013 and 2012, respectively.

(2)The aggregate intrinsic value of phantom unit awards outstanding at September 30, 2013 was $114.6 million.

(3)The number of 2010 phantom units was adjusted concurrently with the distribution of ARP common units.

(4)The intrinsic value of phantom unit awards vested, but not yet issued at September 30, 2012 was $0.3 million.  No phantom unit awards had vested but had not yet been issued.

At September 30, 2013, the Partnership had approximately $20.3 million of unrecognized compensation expense related to unvested phantom units outstanding under the 2010 LTIP based upon the fair value of the awards.

2010 Unit Options. A unit option entitles a Participant to receive a common unit of the Partnership upon payment of the exercise price for the option after completion of vesting of the unit option. The exercise price of the unit option is equal to the fair market value of the Partnership’s common unit on the date of grant of the option. The LTIP Committee also determines how the exercise price may be paid by the Participant. The LTIP Committee will determine the vesting and exercise period for unit options. Unit option awards expire 10 years from the date of grant. Generally, unit options granted under the 2010 LTIP generally will vest over a three or four year period from the date of grant. There are 595,253 unit options outstanding under the 2010 LTIP at September 30, 2013 that will vest within the following twelve months. No cash was received from the exercise of options for the three months ended September 30, 2013 and 2012. No cash was received from the exercise of options for the nine months ended September 30, 2013 and 2012.

The following table sets forth the 2010 LTIP unit option activity for the periods indicated:

	Three Months Ended September 30,
	2013		2012
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of period	2,462,784	$20.51	2,580,780	$20.45
Granted	—	—	8,480	37.26
Exercised(1)	—	—	—	—
Forfeited	(6,568)	17.39	(78,306)	20.30
Outstanding, end of period(2)(3)	2,456,216	$20.52	2,510,954	$20.51
Options exercisable, end of period(4)	7,068	$21.62	8,836	$19.37

Non-cash compensation expense recognized (in thousands)		$1,466		$1,317

	Nine Months Ended September 30,
	2013		2012
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of year	2,504,703	$20.51	2,304,300	$22.12
Granted	—	—	77,438	27.52
Exercised(1)	—	—	—	—
Forfeited	(48,487)	20.32	(78,577)	20.35
ARP anti-dilution adjustment(5)	—	—	207,793	—
Outstanding, end of period(2)(3)	2,456,216	$20.52	2,510,954	$20.51
Options exercisable, end of period(4)	7,068	$21.62	8,836	$19.37

Non-cash compensation expense recognized (in thousands)		$4,278		$4,451

(1)No options were exercised during the three and nine months ended September 30, 2013 and 2012.
(2)The weighted average remaining contractual life for outstanding options at September 30, 2013 was 7.5 years.
(3)The options outstanding at September 30, 2013 had an aggregate intrinsic value of $83.8 million.

(4)The weighted average remaining contractual life for exercisable options at September 30, 2013 was 7.8 years. The intrinsic values of exercisable options at September 30, 2013 and 2012 were $0.2 million and $0.1 million.

(5)The number of 2010 unit options and exercise price was adjusted concurrently with the distribution of ARP common units.

At September 30, 2013, the Partnership had approximately $7.2 million in unrecognized compensation expense related to unvested unit options outstanding under the 2010 LTIP based upon the fair value of the awards. The Partnership used the Black-Scholes option pricing model, which is based on Level 3 inputs, to estimate the weighted average fair value of options granted.

The following weighted average assumptions were used for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expected dividend yield	—	3.7%	—	3.7%
Expected unit price volatility	—	32.0%	—	45.0%
Risk-free interest rate	—	1.2%	—	1.4%
Expected term (in years)	—	6.63	—	6.84
Fair value of unit options granted	—	$5.18	—	$8.08

2006 Long-Term Incentive Plan

The Board of Directors approved and adopted the Partnership’s 2006 Long-Term Incentive Plan (“2006 LTIP”), which provides equity incentive awards to Participants who perform services for the Partnership. The 2006 LTIP is administered by the LTIP Committee. The LTIP Committee may grant such awards of either phantom units or unit options for an aggregate of 2,261,516 common limited partner units. At September 30, 2013, the Partnership had 1,177,031 phantom units and unit options outstanding under the 2006 LTIP, with 764,062 phantom units and unit options available for grant. Share based payments to non-employees, which have a cash settlement option, are recognized within liabilities in the financial statements based upon their current fair market value.

2006 Phantom Units. Generally, phantom units granted to employees under the 2006 LTIP will vest over a three or four year period from the date of grant. Awards will automatically vest upon a change of control of the Partnership, as defined in the 2006 LTIP. Of the phantom units outstanding under the 2006 LTIP at September 30, 2013, 85,798 units will vest within the following twelve months. All phantom units outstanding under the 2006 LTIP at September 30, 2013 include DERs. During the three months ended September 30, 2013 and 2012, respectively, the Partnership paid approximately $104,000 and $12,000 with respect to 2006 LTIP’s DERs. During the nine months ended September 30, 2013 and 2012, respectively, the Partnership paid approximately $252,000 and $29,000 with respect to 2006 LTIP’s DERs. These amounts were recorded as reductions of partners’ capital on the Partnership’s consolidated balance sheet.

The following table sets forth the 2006 LTIP phantom unit activity for the periods indicated:

	Three Months Ended September 30,
	2013		2012
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	237,092	$35.52	47,049	$18.52
Granted	—	—	—	—
Vested(1)(2)	—	—	—	—
Forfeited	—	—	—	—
Outstanding, end of period(3)(4)	237,092	$35.52	47,049	$18.52

Non-cash compensation expense recognized (in thousands)		$1,424		$215

	Nine Months Ended September 30,
	2013		2012
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	50,759	$21.02	32,641	$15.99
Granted	204,777	37.92	17,684	28.27
Vested(1)(2)	(17,444)	21.40	(6,253)	24.06
Forfeited	(1,000)	36.45	—	—
ARP anti-dilution adjustment(5)	—	—	2,977	—
Outstanding, end of period(3)(4)	237,092	$35.52	47,049	$18.52

Non-cash compensation expense recognized (in thousands)		$4,230		$493

(1)

The intrinsic values for phantom unit awards vested during the nine months ended September 30, 2013 and 2012 were $0.8 million and $0.2 million, respectively. No phantom unit awards vested during the three months ended September 30, 2013 and 2012.

(2)

There were 1,146 vested units during the nine months ended September 30, 2013 that were settled for approximately $52,000 cash. No units were settled in cash during the three months ended September 30, 2013 and 2012, and the nine months ended September 30, 2012.

(3)	The aggregate intrinsic value for phantom unit awards outstanding at September 30, 2013 was $13.0 million.
(4)

There was $1.2 million and $0.7 million recognized as liabilities on the Partnership’s consolidated balance sheets at September 30, 2013 and December 31, 2012, respectively, representing 41,677 and 44,234 units, respectively, due to the option of the participants to settle in cash instead of units. The respective weighted average grant date fair values for these units are $27.93 and $23.25 as of September 30, 2013 and December 31, 2012, respectively.

(5)	The number of 2006 phantom units was adjusted concurrently with the distribution of ARP common units.

At September 30, 2013, the Partnership had approximately $4.8 million of unrecognized compensation expense related to unvested phantom units outstanding under the 2006 LTIP based upon the fair value of the awards.

2006 Unit Options. The exercise price of the unit option may be equal to or more than the fair market value of the Partnership’s common unit on the date of grant of the option. Unit option awards expire 10 years from the date of grant. Generally, unit options granted under the 2006 LTIP will vest over a three or four year period from the date of grant. Awards will automatically vest upon a change of control of the Partnership, as defined in the 2006 LTIP. There are 2,500 unit options outstanding under the 2006 LTIP at September 30, 2013 that will vest within the following twelve months. For the three and nine month periods ended September 30, 2012, the Partnership received cash of $0.1 million and $0.2 million, respectively, from the exercise of options. No cash was received from the exercise of options during the three and nine months ended September 30, 2013.

The following table sets forth the 2006 LTIP unit option activity for the periods indicated:

	Three Months Ended September 30,
	2013		2012
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of period	939,939	$20.94	950,184	$20.37
Granted	—	—	—	—
Exercised(1)	—	—	(20,245)	2.98
Forfeited	—	—	—	—
Outstanding, end of period(2)(3)	939,939	$20.94	929,939	$20.75
Options exercisable, end of period(4)	929,939	$20.75	929,939	$20.75

Non-cash compensation expense recognized (in thousands)		$10		$—

	Nine Months Ended September 30,
	2013		2012
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of year	929,939	$20.75	903,614	$21.52
Granted	10,000	38.51	—	—
Exercised(1)	—	—	(51,998)	2.98
Forfeited	—	—	—	—
ARP anti-dilution adjustment(5)	—	—	78,323	—
Outstanding, end of period(2)(3)	939,939	$20.94	929,939	$20.75
Options exercisable, end of period(4)	929,939	$20.75	929,939	$20.75

Non-cash compensation expense recognized (in thousands)		$26		$—

(1)

The intrinsic value of options exercised during the three and nine months ended September 30, 2012 was $0.6 million and $1.5 million, respectively. No options were exercised during the three and nine months ended September 30, 2013.

(2)	The weighted average remaining contractual life for outstanding options at September 30, 2013 was 3.2 years.
(3)	The aggregate intrinsic value of options outstanding at September 30, 2013 was approximately $31.7 million.
(4)

The weighted average remaining contractual lives for exercisable options at September 30, 2013 and 2012 were 3.1 years and 4.1 years, respectively. The aggregate intrinsic values of options exercisable at September 30, 2013 and 2012 were $31.5 million and $12.8 million, respectively.

(5)	The number of 2006 unit options and exercise price was adjusted concurrently with the distribution of ARP common units.

At September 30, 2013, the Partnership had approximately $49,000 of unrecognized compensation expense related to unvested unit options outstanding under the 2006 LTIP based upon the fair value of the awards. The Partnership uses the Black-Scholes option pricing model, which is based on Level 3 inputs, to estimate the weighted average fair value of options granted.

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

ARP Long-Term Incentive Plan

ARP has a 2012 Long-Term Incentive Plan effective March 2012 (the “ARP LTIP”). Awards of options to purchase units, restricted units and phantom units may be granted to officers, employees and directors of ARP’s general partner under the ARP LTIP, and such awards may be subject to vesting terms and conditions in the discretion of the administrator of the ARP LTIP. Up to 2,900,000 common units of ARP, subject to adjustment as provided for under the ARP LTIP, may be issued pursuant to awards granted under the ARP LTIP. The ARP LTIP is administered by the Compensation Committee of the board (the “ARP LTIP Committee”). At September 30, 2013, ARP had 2,338,500 phantom units, restricted units and unit options outstanding under the ARP LTIP, with 350,668 phantom units, restricted units and unit options available for grant.

Upon a change in control, as defined in the ARP LTIP, all unvested awards held by directors will immediately vest in full. In the case of awards held by eligible employees, following a change in control, upon the eligible employee’s termination of employment without “cause”, as defined in the ARP LTIP, or upon any other type of termination specified in the eligible employee’s applicable award agreement(s), any unvested award will immediately vest in full and, in the case of options, become exercisable for the one-year period following the date of termination of employment, but in any case not later than the end of the original term of the option.

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

ARP Phantom Units. Phantom units granted under the ARP LTIP generally will vest 25% of the original granted amount on each of the next four anniversaries of the date of grant. Of the phantom units outstanding under the ARP LTIP at September 30, 2013, 279,387 units will vest within the following twelve months. All phantom units outstanding under the ARP LTIP at September 30, 2013 include DERs. During the three and nine months ended September 30, 2013, ARP paid $0.5 million and $1.5 million, respectively, with respect to the 2012 ARP LTIP’s DERs. During the three and nine months ended September 30, 2012, ARP paid approximately $0.3 million with respect to DERs. These amounts were recorded as reductions of partners’ capital on the Partnership’s consolidated balance sheet.

The following table sets forth the ARP LTIP phantom unit activity for the periods indicated:

	Three Months Ended September 30,
	2013		2012
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	845,932	$24.51	810,476	$24.69
Granted	37,191	21.86	129,500	25.23
Vested and issued(1)	(33,123)	24.72	—	—
Forfeited	—	—	(1,000)	24.67
Outstanding, end of period(2)(3)	850,000	$24.38	938,976	$24.76
Vested and not yet issued(4)	7,749	$25.51	—	$—

Non-cash compensation expense recognized (in thousands)		$2,045		$2,915

	Nine Months Ended September 30,
	2013		2012
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	948,476	$24.76	—	$—
Granted	128,981	22.07	939,976	24.76
Vested and issued(1)	(204,582)	24.70	—	—
Forfeited	(22,875)	24.23	(1,000)	24.67
Outstanding, end of period(2)(3)	850,000	$24.38	938,976	$24.76
Vested and not yet issued(4)	7,749	$25.51	—	—

Non-cash compensation expense recognized (in thousands)		$7,329		$4,655

(1)

The intrinsic value of phantom unit awards vested and issued during the three and nine months ended September 30, 2013 was $0.7 million and $4.9 million, respectively. No phantom unit awards vested and were issued during the three and nine months ended September 30, 2012.

(2)	The aggregate intrinsic value for phantom unit awards outstanding at September 30, 2013 was $17.8 million.
(3)

There was approximately $40,000 and $31,000 recognized as liabilities on the Partnership’s consolidated balance sheets at September 30, 2013 and December 31, 2012, respectively, representing 7,939 and 3,476 units, respectively, due to the option of the participants to settle in cash instead of units. The respective weighted average grant date fair values for these units were $25.19 and $28.75 at September 30, 2013 and December 31, 2012, respectively.

(4)	The intrinsic value of phantom unit awards vested, but not yet issued at September 30, 2013 was $0.2 million. No phantom unit awards had vested, but had not yet been issued at September 30, 2012.

At September 30, 2013, ARP had approximately $10.8 million in unrecognized compensation expense related to unvested phantom units outstanding under the ARP LTIP based upon the fair value of the awards.

ARP Unit Options. The exercise price of the unit option may be equal to or more than the fair market value of ARP’s common unit on the date of grant of the option. Unit option awards expire 10 years from the date of grant. Unit options granted under the ARP LTIP generally will vest 25% on each of the next four anniversaries of the date of grant. There were 372,000 unit options outstanding under the ARP LTIP at September 30, 2013 that will vest within the following twelve months. No cash was received from the exercise of options for the three and nine months ended September 30, 2013 and 2012.

The following table sets forth the ARP LTIP unit option activity for the periods indicated:

	Three Months Ended September 30,
	2013		2012
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of period	1,494,750	$24.67	1,499,500	$24.67
Granted	—	—	18,000	25.18
Exercised(1)	—	—	—	—
Forfeited	(6,250)	24.67	(2,000)	24.67
Outstanding, end of period(2)(3)	1,488,500	$24.67	1,515,500	$24.68
Options exercisable, end of period(4)	371,375	$24.67	—	$—

Non-cash compensation expense recognized (in thousands)		$915		$1,927

	Nine Months Ended September 30,
	2013		2012
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of year	1,515,500	$24.68	—	$—
Granted	2,500	22.88	1,517,500	24.68
Exercised(1)	—	—	—	—
Forfeited	(29,500)	24.74	(2,000)	24.67
Outstanding, end of period(2)(3)	1,488,500	$24.67	1,515,500	$24.68
Options exercisable, end of period(4)	371,375	$24.67	—	$—

Non-cash compensation expense recognized (in thousands)		$2,880		$3,201

(1)No options were exercised during the three and nine months ended September 30, 2013 and 2012.
(2)The weighted average remaining contractual life for outstanding options at September 30, 2013 was 8.6 years.
(3)There was no aggregate intrinsic value of options outstanding at September 30, 2013.

(4)The weighted average remaining contractual life for exercisable options at September 30, 2013 was 8.6 years. There were no aggregate intrinsic values of options exercisable at September 30, 2013 and 2012. No options were exercisable at September 30, 2012.

At September 30, 2013, ARP had approximately $3.5 million in unrecognized compensation expense related to unvested unit options outstanding under the ARP LTIP based upon the fair value of the awards. ARP used the Black-Scholes option pricing model, which is based on Level 3 inputs, to estimate the weighted average fair value of options granted.

The following weighted average assumptions were used for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expected dividend yield	—	2.5%	6.7%	1.5%
Expected unit price volatility	—	46.0%	35.8%	47.0%
Risk-free interest rate	—	0.8%	1.1%	1.0%
Expected term (in years)	—	6.25	6.35	6.25
Fair value of unit options granted	—	$8.72	$3.63	$9.78

APL Long-Term Incentive Plans

APL has a 2004 Long-Term Incentive Plan (“APL 2004 LTIP”), and a 2010 Long-Term Incentive Plan, which was modified on April 26, 2011 (“APL 2010 LTIP” and collectively with the APL 2004 LTIP, the “APL LTIPs”), in which officers, employees and non-employee managing board members of APL’s general partner and employees of APL’s general partner’s affiliates and consultants are eligible to participate. The APL LTIPs are administered by APL’s compensation committee (the “APL LTIP Committee”). Under the APL LTIPs, the APL LTIP Committee may make awards of either phantom units or unit options for an aggregate of 3,435,000 common units. At September 30, 2013, APL had 1,522,822 phantom units outstanding under the APL LTIPs, with 809,720 phantom units and unit options available for grant. APL generally issues new common units for phantom units and unit options, which have vested and have been exercised. Share based payments to non-employees, which have a cash settlement option, are recognized within liabilities in the consolidated financial statements based upon their current fair market value. There were no unit options outstanding as of September 30, 2013.

APL Phantom Units. Through September 30, 2013, phantom units granted under the APL LTIPs generally had vesting periods of four years. Phantom units awarded to non-employee managing board members will vest over a four year period. Awards to non-employee members of APL’s board automatically vest upon a change of control, as defined in the APL LTIPs. Of the units outstanding under the APL LTIPs at September 30, 2013, 468,544 units will vest within the following twelve months.

All phantom units outstanding under the APL LTIPs at September 30, 2013 include DERs. The amounts paid with respect to APL LTIP DERs were $1.0 million and $0.6 million for the three months ended September 30, 2013 and 2012, respectively, and $2.2 million and $1.4 million for the nine months ended September 30, 2013 and 2012, respectively. These amounts were recorded as reductions of non-controlling interest on the Partnership’s consolidated balance sheet.

The following table sets forth the APL LTIP phantom unit activity for the periods indicated:

	Three Months Ended September 30,
	2013		2012
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	909,012	$33.54	972,402	$32.19
Granted	697,122	39.07	85,103	33.61
Vested and issued(1)	(59,112)	27.81	(45,587)	23.75
Forfeited	(24,200)	36.74	(51,000)	29.83
Outstanding, end of period(2)(3)	1,522,822	$36.24	960,918	$32.84
Vested and not issued(4)	2,450	$32.95	6,800	$27.46

Non-cash compensation expense recognized (in thousands)		$5,998		$3,619

	Nine Months Ended September 30,
	2013		2012
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	1,053,242	$33.21	394,489	$21.63
Granted	740,897	38.97	783,187	34.83
Vested and issued(1)	(245,017)	31.44	(161,808)	16.26
Forfeited	(26,300)	36.44	(54,950)	29.46
Outstanding, end of period(2)(3)	1,522,822	$36.24	960,918	$32.84
Vested and not issued(4)	2,450	$32.95	6,800	$27.46

Non-cash compensation expense recognized (in thousands)		$13,818		$7,538

(1)The intrinsic values for phantom unit awards vested and issued were $2.2 million and $1.4 million, respectively, during the three months ended September 30, 2013 and 2012 and $8.9 million and $4.9 million, respectively, during the nine months ended September 30, 2013 and 2012.

(2)There were 23,565 and 17,926 outstanding phantom unit awards at September 30, 2013 and December 31, 2012, respectively, which were classified as liabilities due to a cash option available on the related phantom unit awards.

(3)The aggregate intrinsic values for phantom unit awards outstanding at September 30, 2013 and 2012 were $59.1 million and $32.8 million, respectively.
(4)The aggregate intrinsic values for phantom unit awards vested but not issued at September 30, 2013 and 2012 were $0.1 million and $0.2 million, respectively.

At September 30, 2013, APL had approximately $37.5 million of unrecognized compensation expense related to unvested phantom units outstanding under the APL LTIPs based upon the fair value of the awards, which is expected to be recognized over a weighted average period of 2.2 years.

NOTE 17 — OPERATING SEGMENT INFORMATION

The Partnership’s operations include three reportable operating segments (see Note 1). These operating segments reflect the way the Partnership manages its operations and makes business decisions. Operating segment data for the periods indicated were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Atlas Resources:
Revenues	$91,085	$74,743	$286,459	$182,889
Operating costs and expenses	(77,717)	(69,483)	(228,468)	(172,487)
Depreciation, depletion and amortization expense	(41,656)	(13,918)	(85,061)	(33,848)
Gain (loss) on asset sales and disposal	(661)	2	(2,035)	(7,019)
Interest expense	(10,748)	(1,423)	(22,145)	(2,529)
Segment loss	$(39,697)	$(10,079)	$(51,250)	$(32,994)

Atlas Pipeline:
Revenues	$555,988	$279,292	$1,526,407	$898,505
Operating costs and expenses	(506,125)	(252,795)	(1,347,717)	(730,155)
Depreciation, depletion and amortization expense	(51,080)	(23,161)	(127,921)	(65,715)
Loss on asset sales and disposal	—	—	(1,519)	—
Interest expense	(24,347)	(9,692)	(65,614)	(27,669)
Loss on early extinguishment of debt	—	—	(26,601)	—
Segment income (loss)	$(25,564)	$(6,356)	$(42,965)	$74,966

Corporate and other:
Revenues	$2,916	$738	$3,020	$1,045
Operating costs and expenses	(12,452)	(5,565)	(29,808)	(27,549)
Depreciation, depletion and amortization expense	(1,331)	—	(1,331)	—
Interest expense	(3,418)	(130)	(4,095)	(432)
Segment loss	$(14,285)	$(4,957)	$(32,214)	$(26,936)

Reconciliation of segment income (loss) to net loss:
Segment income (loss):
Atlas Resource	$(39,697)	$(10,079)	$(51,250)	$(32,994)
Atlas Pipeline	(25,564)	(6,356)	(42,965)	74,966
Corporate and other	(14,285)	(4,957)	(32,214)	(26,936)
Net income (loss)	$(79,546)	$(21,392)	$(126,429)	$15,036

Capital expenditures:
Atlas Resource	$73,944	$27,727	$203,996	$73,379
Atlas Pipeline	112,152	96,024	327,861	242,412
Corporate and other	1,831	—	1,831	—
Total capital expenditures	$187,927	$123,751	$533,688	$315,791

	September 30, 2013	December 31, 2012
Balance sheet:
Goodwill:
Atlas Resource	$31,784	$31,784
Atlas Pipeline	503,937	319,285
Corporate and other	—	—
	$535,721	$351,069
Total assets:
Atlas Resource	$2,386,852	$1,498,952
Atlas Pipeline	4,373,595	3,065,638
Corporate and other	124,644	32,604
	$6,885,091	$4,597,194

NOTE 18 – SUBSEQUENT EVENTS

Arc Logistics Partners IPO. On November 6, 2013, Arc Logistics Partners, LP (“ARCX”), a master limited partnership owned and controlled by Lightfoot, which is involved in terminalling, storage, throughput and transloading of crude oil and petroleum products, began trading publicly on the New York Stock Exchange under the ticker symbol “ARCX”.

Distribution. On October 24, 2013, the Partnership declared a cash distribution of $0.46 per unit on its outstanding common units, representing the cash distribution for the quarter ended September 30, 2013. The $23.6 million distribution will be paid on November 19, 2013 to unitholders of record at the close of business on November 6, 2013.

Atlas Resources

Distribution. On October 24, 2013, ARP declared a cash distribution of $0.56 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended September 30, 2013. The $40.0 million distribution, including $2.4 million and $4.2 million to the Partnership, as general partner, and preferred limited partners, respectively, will be paid on November 14, 2013 to unitholders of record at the close of business on November 6, 2013.

Atlas Pipeline

Distribution. On October 24, 2013, APL declared a cash distribution of $0.62 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended September 30, 2013. The $55.3 million distribution, including $6.0 million to the Partnership as general partner, will be paid on November 14, 2013 to unitholders of record at the close of business on November 7, 2013. Based on this declaration, APL estimates that approximately 234,000 Class D Preferred Units will be distributed to the holders of the Class D Preferred Units as a preferred unit distribution for the quarter ended September 30, 2013.  The in kind distribution will be issued on November 14, 2013 to the preferred unitholders of record at the close of business on November 7, 2013 (see Note 14).

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

At September 30, 2013, our operations primarily consisted of our ownership interests in the following:

•

Atlas Resource Partners, L.P. (“Atlas Resources” or “ARP”), a publicly-traded Delaware master limited partnership (NYSE: ARP) and an independent developer and producer of natural gas, crude oil and natural gas liquids (“NGL”), with operations in basins across the United States. ARP sponsors and manages tax-advantaged investment partnerships, in which it coinvests, to finance a portion of its natural gas and oil production activities. At September 30, 2013, we owned 100% of the general partner Class A units, all of the incentive distribution rights, and an approximate 36.9% limited partner interest (20,962,485 common and 3,749,986 Class C preferred limited partner units) in ARP;

•

Atlas Pipeline Partners, L.P. (“APL”), a publicly traded Delaware master limited partnership (NYSE: APL) and midstream energy service provider engaged in the natural gas gathering, processing and treating services in the Anadarko, Arkoma and Permian Basins located in the southwestern and mid-continent regions of the United States; natural gas gathering services in the Appalachian Basin in the northeastern region of the United States; and NGL transportation services throughout the southwestern region of the United States. At September 30, 2013, we owned a 2.0% general partner interest, all of the incentive distribution rights, and an approximate 6.2% common limited partner interest in APL;

•

Lightfoot Capital Partners, LP (“Lightfoot LP”) and Lightfoot Capital Partners GP, LLC (“Lightfoot GP”), the general partner of Lightfoot L.P. (collectively, “Lightfoot”), entities which incubate new master limited partnerships (“MLPs”) and invest in existing MLPs. At September 30, 2013, we had an approximate 16% general partner interest and 12% limited partner interest in Lightfoot; and

•	Certain natural gas and oil producing assets located in the Arkoma Basin of eastern Oklahoma (see “Recent Developments”).

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

FINANCIAL PRESENTATION

Our consolidated financial statements contain our accounts and those of our consolidated subsidiaries, all of which are wholly-owned at September 30, 2013, except for ARP and APL, which we control. Due to the structure of our ownership interests in ARP and APL, in accordance with generally accepted accounting principles, we consolidate the financial statements of ARP and APL into our financial statements rather than present our ownership interests as equity investments. As such, the non-controlling interests in ARP and APL are reflected as income attributable to non-controlling interests in our consolidated statements of operations and as a component of partners’ capital on our consolidated balance sheets. Throughout this section, when we refer to “our” consolidated financial statements, we are referring to the consolidated results for us, our wholly-owned subsidiaries and the consolidated results of ARP and APL, adjusted for non-controlling interests in ARP and APL. All significant intercompany transactions and balances have been eliminated in the consolidation of our financial statements.

SUBSEQUENT EVENTS

Arc Logistics Partners IPO. Lightfoot Capital Partners, LP (“Lightfoot”), a privately managed partnership, in which we own an approximate 12% interest as well as an approximate 16% interest in its general partner (an entity for which Jonathan Cohen, Executive Chairman of the General Partner’s board of directors, is the Chairman of the Board) owns and controls the general partner of Arc Logistics Partners, LP. On November 6, 2013, Arc Logistics Partners, LP (ARCX), a master limited partnership which is involved in terminalling, storage, throughput and transloading of crude oil and petroleum products, began trading publicly on the New York Stock Exchange under the ticker symbol “ARCX”. ARCX’s cash flows are primarily fee-based under multi-year contracts, and their assets are located on the East Coast, Gulf Coast and Midwest regions of the U.S.

Distribution. On October 24, 2013, we declared a cash distribution of $0.46 per unit on our outstanding common units, representing the cash distribution for the quarter ended September 30, 2013. The $23.6 million distribution will be paid on November 19, 2013 to unitholders of record at the close of business on November 6, 2013.

Atlas Resources

Distribution. On October 24, 2013, ARP declared a cash distribution of $0.56 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended September 30, 2013. The $40.0 million distribution, including $2.4 million and $4.2 million to us, as general partner, and preferred limited partners, respectively, will be paid on November 14, 2013 to unitholders of record at the close of business on November 6, 2013.

Atlas Pipeline

Distribution. On October 24, 2013, APL declared a cash distribution of $0.62 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended September 30, 2013. The $55.3 million distribution, including $6.0 million to us as general partner, will be paid on November 14, 2013 to unitholders of record at the close of business on November 7, 2013. Based on this declaration, APL estimates that approximately 234,000 Class D Preferred Units will be distributed to the holders of the Class D Preferred Units as a preferred unit distribution for the quarter ended September 30, 2013.  The in kind distribution will be issued on November 14, 2013 to the preferred unitholders of record at the close of business on November 7, 2013 (see “Issuances of Units”).

RECENT DEVELOPMENTS

Arkoma Acquisition. On July 31, 2013, we completed the acquisition of certain natural gas and oil producing assets in the Arkoma basin from EP Energy E&P Company, L.P. (“EP Energy”). Pursuant to the purchase and sale agreement with EP Energy, we acquired the Arkoma basin assets for approximately $64.5 million in cash, net of purchase price adjustments (the “Arkoma Acquisition”). The Arkoma Acquisition was funded with a portion of the proceeds from the issuance of our term loan facility (see “Term Loan Facility”). The Arkoma Acquisition had an effective date of May 1, 2013.

Term Loan Facility. On July 31, 2013, in connection with the Arkoma Acquisition, we received net proceeds of $230.2 million under a $240.0 million secured term facility with a group of outside investors (the “Term Facility”). The Term Facility has a maturity date of July 31, 2019. Borrowings under the Term Facility bear interest, at our election at either LIBOR plus an applicable margin of 5.50% per annum or the alternate base rate, as defined (“ABR”) plus an applicable margin of 4.50% per annum. Interest is generally payable quarterly for ABR loans and, for LIBOR loans at the interest periods selected by us. We are required to repay principal at the rate of $0.6 million per quarter until the maturity date when the balance is due.

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

Our obligations under the Term Facility are secured by first priority security interests in substantially all of our assets, including all of our ownership interests in our material subsidiaries and our ownership interests in APL and ARP. Additionally, our obligations under our credit facility are guaranteed by our wholly-owned subsidiaries (excluding Atlas Pipeline Partners GP, LLC) and may be guaranteed by future subsidiaries. The Term Facility is subject to an intercreditor agreement, which provides for certain rights and procedures, between the lenders under the Term Facility and our credit facility, with respect to enforcement of rights, collateral and application of payment proceeds.

Credit Facility. On July 31, 2013, in connection with the Arkoma Acquisition, we entered into an amended and restated credit agreement with a syndicate of banks that matures in July 2018. The credit facility has a maximum credit amount of $50.0 million, of which up to $5.0 million may be in the form of standby letters of credit. Our obligations under the credit facility are secured by first priority security interests in substantially all of our assets, including all of our ownership interests in our material subsidiaries and our ownership interests in APL and ARP. Additionally, our obligations under the credit facility are guaranteed by our material wholly-owned subsidiaries, (excluding Atlas Pipeline Partners GP, LLC), and may be guaranteed by future subsidiaries. At our election, interest on borrowings under the credit agreement is determined by reference to either LIBOR plus an applicable margin of 5.50% per year or the ABR plus an applicable margin of 4.50% per year. Interest is generally payable quarterly for ABR loans and at the interest payment periods selected by us for LIBOR loans. We are required to pay a fee between 0.5% and 0.625% per annum on the unused portion of the commitments under the credit facility.

The credit agreement contains customary covenants that limit our ability to incur additional indebtedness, grant liens, make loans or investments, make distributions if a default exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions including a sale of all or substantially all of our assets. The credit agreement also contains covenants that (i) require us to maintain a ratio of Total Funded Debt (as defined in the credit agreement) to EBITDA (as defined in the credit agreement) not greater than 4.5 to 1.0 as of the last day of the quarter ending September 30, 2013; 4.0 to 1.0 as of the last day of each of the quarters ending on or before September 30, 2015; and 3.5 to 1.0 for the last day of each of the quarters thereafter, and (ii) require us to enter into swaps agreements with respect to the assets acquired in the Arkoma Acquisition.

Purchase of ARP Preferred Units. In July 2013, in connection with ARP’s acquisition of assets from EP Energy, we purchased 3,749,986 of ARP’s newly created Class C convertible preferred units, at a negotiated price per unit of $23.10, for proceeds of $86.6 million. The Class C preferred units were offered and sold in a private transaction exempt from registration under Section 4(2) of the Securities Act. The Class C preferred units pay cash distributions in an amount equal to the greater of (i) $0.51 per unit and (ii) the distributions payable on each common unit at each declared quarterly distribution date. The initial Class C preferred distribution was paid for the quarter ended September 30, 2013. The Class C preferred units have no voting rights, except as set forth in the certificate of designation for the Class C preferred units, which provides, among other things, that the affirmative vote of 75% of the Class C Preferred Units is required to repeal such certificate of designation. Holders of the Class C preferred units have the right to convert the Class C preferred units on a one-for-one basis, in whole or in part, into common units at any time before July 31, 2016. Unless previously converted, all Class C preferred units will convert into common units on July 31, 2016. Upon issuance of the Class C preferred units, we, as purchaser of the Class C preferred units, also received 562,497 warrants to purchase ARP’s common units at an exercise price equal to the face value of the Class C preferred units. The warrants were exercisable beginning October 29, 2013 into an equal number of ARP common units at an exercise price of $23.10 per unit subject to adjustments provided therein. The warrants will expire on July 31, 2016 (see “Issuance of Units”).

Atlas Pipeline

Senior Note Exchange Offer. The registration statement APL filed with the SEC for the exchange offer for $500.0 million of the 6.625% unsecured senior notes due October 2020 (“6.625 APL Senior Notes”) in satisfaction of the registration requirements of the registration rights agreements was declared effective on September 17, 2013.  APL commenced an exchange offer for the 6.625% APL Senior Notes on September 18, 2013 and the exchange offer was consummated on October 16, 2013.  Pursuant to the terms of the registration rights agreement relating to the 6.625% APL Senior Notes, because the exchange offer was not completed by the September 23, 2013 deadline for the 6.625% APL Senior Notes issued in September 2012, APL incurred a 0.25% additional interest penalty from September 23, 2013 through consummation of the exchange offer on October 16, 2013 (see “Issuance of Units”).

Senior Note Offering. On May 10, 2013, APL issued $400.0 million of 4.75% unsecured senior notes due November 15, 2021 (“4.75% APL Senior Notes”) in a private placement transaction. The 4.75% APL Senior Notes were issued at par. APL received net proceeds of $391.5 million after underwriting commissions and other transaction costs. APL utilized the proceeds repay a portion of its outstanding indebtedness under its revolving credit agreement (see “Issuance of Units”).

TEAK Acquisition. On May 7, 2013, APL completed the acquisition of 100% of the equity interests held by TEAK Midstream, LLC (“TEAK”) for $1.0 billion in cash, subject to customary purchase price adjustments, less cash received (the “TEAK Acquisition”). The assets of these companies, which are referred to as the South TX assets, include the following gas gathering and processing facilities in Texas:

•	the Silver Oak I plant, which is a 200 MMCFD cryogenic processing facility;

•	a second 200 MMCFD cryogenic processing facility, the Silver Oak II plant, to be in service the second quarter of 2014;

•	265 miles of primarily 20-24 inch gathering and residue lines;

•	approximately 275 miles of low pressure gathering lines;

•	a 75% interest in T2 LaSalle Gathering Company L.L.C., which owns a 62 mile 24 inch gathering line;

•	a 50% interest in T2 Eagle Ford Gathering Company L.L.C., which owns a 45 mile 16 inch gathering pipeline and is currently building a 71 mile 24 inch gathering line; and

•	a 50% interest in T2 EF Cogeneration Holdings L.L.C., which is building a cogeneration facility.

Amendment to Credit Facility. On April 19, 2013, APL entered into an amendment to its revolving credit agreement, which among other changes,

•	allowed the TEAK Acquisition to be a Permitted Investment, as defined in the credit agreement;

•	did not require the joint venture interests acquired in the TEAK Acquisition to be guarantors;

•

permitted the payment of cash distributions, if any, on the Class D convertible preferred units (“Class D Preferred Units”) so long as we have a pro forma Minimum Liquidity, as defined in the credit agreement, of greater than or equal to $50 million; and

•

modified the definition of Consolidated Funded Debt Ratio, Interest Coverage Ratio and Consolidated EBITDA to allow for an Acquisition Period whereby the terms for calculating each of these ratios have been adjusted.

Common Unit Offering. On April 18, 2013, APL sold 11,845,000 common units of APL in a registered public offering at a price to the public of $34.00 per unit, yielding net proceeds of $388.4 million after underwriting commissions and expenses. APL also received a capital contribution from us, as general partner, of $8.3 million to maintain our 2.0% general partnership interest in APL. APL used the proceeds from this offering to fund a portion of the purchase price of the TEAK Acquisition (see “Issuance of Units”).

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

Senior Notes Redemptions. On March 12, 2013, APL paid $105.6 million to redeem the remaining $97.3 million outstanding 8.75% APL Senior Notes including a $6.3 million premium and $2.0 million in accrued interest. APL funded the redemption with a portion of the net proceeds from the issuance of the 5.875% unsecured senior notes due August 1, 2023 (“5.875% APL Senior Notes”) (see “Senior Notes”). On January 28, 2013, APL commenced a cash tender offer for any and all of its outstanding $365.8 million 8.75% APL Senior Notes, excluding unamortized premium, and a solicitation of consents to eliminate most of the restrictive covenants and certain of the events of default contained in the indenture governing the 8.75% APL Senior Notes (“8.75% APL Senior Notes Indenture”) (see “Senior Notes”). In February 2013, APL accepted for purchase all 8.75% APL Senior Notes validly tendered as of the expiration of the consent solicitation and entered into a supplemental indenture amending and supplementing the 8.75% APL Senior Notes Indenture. APL also redeemed all the 8.75% APL Senior Notes not purchased in connection with the tender offer (see “Senior Notes”).

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

Atlas Resources

EP Energy Acquisition. On July 31, 2013, ARP completed its acquisition of assets from EP Energy for approximately $705.9 million in cash, net of purchase price adjustments (the “EP Energy Acquisition”). The purchase price was funded through borrowings under its revolving credit facility, the issuance of its 9.25% senior notes due August 15, 2021 (“9.25% ARP Senior Notes”), the issuance of 14,950,000 ARP common limited partner units, and the issuance of its newly created Class C convertible preferred units. The assets acquired included coal-bed methane producing natural gas assets in the Raton Basin in northern New Mexico, the Black Warrior Basin in central Alabama and the County Line area of Wyoming. The EP Energy Acquisition had an effective date of May 1, 2013.

Issuance of Preferred Units. On July 31, 2013, in connection with ARP’s EP Energy Acquisition, ARP issued 3,749,986 newly created Class C convertible preferred units to us, at a negotiated price per unit of $23.10, for proceeds of $86.6 million. The Class C preferred units were issued with 562,497 warrants to purchase ARP common units at an exercise price of $23.10 at our option beginning on October 29, 2013.  The warrants will expire on July 31, 2016.  The Class C preferred units were offered and sold in a private transaction exempt from registration under Section 4(2) of the Securities Act.

Upon issuance of the Class C preferred units and 562,497 warrants on July 31, 2013, ARP entered into a registration rights agreement pursuant to which it agreed to file a registration statement with the SEC to register the resale of the common units issuable upon conversion of the Class C preferred units and upon exercise of the warrants. ARP agreed to use commercially reasonable efforts to file such registration statement within 90 days of the conversion of the Class C preferred units into common units or the exercise of the warrants.

Credit Facility Amendment. On July 31, 2013, in connection with the acquisition of assets from EP Energy, ARP entered into a second amended and restated credit agreement (“see “Credit Facility”).

Senior Notes. On July 30, 2013, ARP issued $250.0 million of the 9.25% ARP Senior Notes in a private placement transaction at an offering price of 99.297% of par value, yielding net proceeds of approximately $242.8 million, net of underwriting fees and other offering costs of $5.5 million. The net proceeds were used to partially fund the EP Acquisition.  The 9.25% ARP Senior Notes were presented net of a $1.7 million unamortized discount as of September 30, 2013. Interest on the 9.25% ARP Senior Notes accrued from July 30, 2013, and is payable semi-annually on February 15 and August 15, with the first interest payment date being February 15, 2014. At any time prior to August 15, 2017, ARP may redeem some or all of the 9.25% ARP Senior Notes at a redemption price of 104.624%. On or after August 15, 2018, ARP may redeem some or all of the 9.25% ARP Senior Notes at the redemption price of 102.313% and on or after August 15, 2019, ARP may redeem some or all of the 9.25% ARP Senior Notes at the redemption price of 100.0%. In addition, at any time prior to August 15, 2016, ARP may redeem up to 35% of the 9.25% ARP Senior Notes with the proceeds received from certain equity offerings at 109.250%. Under certain conditions, including if ARP sells certain assets and does not reinvest the proceeds or repay senior indebtedness or if it experiences specific kinds of changes of control, ARP must offer to repurchase the 9.25% ARP Senior Notes (see “Senior Notes”).

In connection with the issuance of the 9.25% ARP Senior Notes, ARP entered into a registration rights agreement, whereby it agreed to (a) file an exchange offer registration statement with the SEC to exchange the privately issued notes for registered notes, and (b) cause the exchange offer to be consummated by July 30, 2014. Under certain circumstances, in lieu of, or in addition to, a registered exchange offer, ARP has agreed to file a shelf registration statement with respect to the 9.25% ARP Senior Notes. If ARP fails to comply with its obligations to register the 9.25% ARP Senior Notes within the specified time periods, the 9.25% ARP Senior Notes will be subject to additional interest, up to 1% per annum, until such time that the exchange offer is consummated or the shelf registration statement is declared effective, as applicable.

Common Unit Offering. In June 2013, in connection with the EP Energy Acquisition, ARP sold an aggregate of 14,950,000 of its common limited partner units (including a 1,950,000 over-allotment) in a public offering at a price of $21.75 per unit, yielding net proceeds of approximately $313.1 million. ARP utilized the net proceeds from the sale to repay the outstanding balance under its revolving credit facility (see “Credit Facilities”).

Equity Distribution Program. In May 2013, ARP entered into an equity distribution program with Deutsche Bank Securities Inc., as representative of several banks. Pursuant to the equity distribution program, ARP may sell, from time to time through the agents, common units having an aggregate offering price of up to $25.0 million. Sales of common limited partner units, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the New York Stock Exchange, the existing trading market for the common limited partner units, or sales made to or through a market maker other than on an exchange or through an electronic communications network. ARP will pay each of the agents a commission, which in each case shall not be more than 2.0% of the gross sales price of common limited partner units sold through such agent. During the nine months ended September 30, 2013, ARP issued 309,174 common limited partner units under the equity distribution program for net proceeds of $7.0 million, net of $0.4 million in commissions paid. No common limited partner units were issued under the equity distribution program during the three months ended September 30, 2013. ARP utilized the net proceeds from the sale to repay borrowings outstanding under its revolving credit facility (see “Issuance of Units”).

Senior Notes. On January 23, 2013, ARP issued $275.0 million of 7.75% senior unsecured notes due January 15, 2021 (“7.75% ARP Senior Notes”) in a private placement transaction at par. ARP used the net proceeds of approximately $267.7 million, net of underwriting fees and other offering costs of $7.3 million, to repay all of the indebtedness and accrued interest outstanding under its then-existing term loan credit facility and a portion of the amounts outstanding under its revolving credit facility (see “Credit Facilities”). In connection with the retirement of ARP’s term loan credit facility and the reduction in its revolving credit facility borrowing base, ARP accelerated $3.2 million of amortization expense related to deferred financing costs during the nine months ended September 30, 2013. Interest on the 7.75% ARP Senior Notes is payable semi-annually on January 15 and July 15. At any time prior to January 15, 2016, the 7.75% ARP Senior Notes are redeemable up to 35% of the outstanding principal amount with the net cash proceeds of equity offerings at the redemption price of 107.75%. The 7.75% ARP Senior Notes are also subject to repurchase at a price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a change of control. At any time prior to January 15, 2017, the 7.75% ARP Senior Notes are redeemable, in whole or in part, at a redemption price as defined in the governing indenture, plus accrued and unpaid interest and additional interest, if any. On and after January 15, 2017, the 7.75% ARP Senior Notes are redeemable, in whole or in part, at a redemption price of 103.875%, decreasing to 101.938% on January 15, 2018 and 100% on January 15, 2019.

In connection with the issuance of the 7.75% ARP Senior Notes, ARP entered into registration rights agreements, whereby it agreed to (a) file an exchange offer registration statement with the SEC to exchange the privately issued notes for registered notes, and (b) cause the exchange offer to be consummated by January 23, 2014. Under certain circumstances, in lieu of, or in addition to, a registered exchange offer, ARP has agreed to file a shelf registration statement with respect to the 7.75% ARP Senior Notes.  If ARP fails to comply with its obligations to register the 7.75% ARP Senior Notes within the specified time periods, the 7.75% ARP Senior Notes will be subject to additional interest, up to 1% per annum, until such time that ARP causes the exchange offer to be consummated or the shelf registration id declared effective, as applicable. On July 1, 2013, ARP filed a registration statement with the SEC relating to the exchange offer for the 7.75% ARP Senior Notes.

The indentures governing the 7.75% and 9.25% ARP Senior Notes contains covenants, including limitations of ARP’s ability to incur certain liens, incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase, or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of ARP’s assets.

CONTRACTUAL REVENUE ARRANGEMENTS

Natural Gas and Oil Production

Natural Gas. We and ARP market the majority of our natural gas production to gas utility companies, gas marketers, local distribution companies and industrial or other end-users. The sales price of natural gas produced is a function of the market in the area and typically tied to a regional index. The production area and pricing indexes are as follows: Appalachian Basin—Dominion South Point, Tennessee Gas Pipeline, Transco Leidy Line; Mississippi Lime—Southern Star; Barnett Shale and Marble Falls- primarily Waha but with smaller amounts sold into a variety of north Texas outlets; Raton – ANR, Panhandle, and NGPL; Black Warrior Basin – Southern Natural; Arkoma – Enable; New Albany Shale and Antrim Shale- primarily the Texas Gas Zone SL and Chicago Hub spot markets; and Niobrara formation—primarily the Cheyenne Hub spot market. We and ARP attempt to sell the majority of natural gas produced at monthly, fixed index prices and a smaller portion at index daily prices.

We and ARP do not hold firm transportation obligations on any pipeline that requires payment of transportation fees regardless of natural gas production volumes. As is customary in certain of its other operating areas, ARP occasionally commits a predictable portion of monthly production to the purchaser in order to maintain a gathering agreement.

Crude Oil. Crude oil produced from our and ARP’s wells flows directly into leasehold storage tanks where it is picked up by an oil company or a common carrier acting for an oil company. The crude oil is typically sold at the prevailing spot market price for each region, less appropriate trucking charges. We and ARP do not have delivery commitments for fixed and determinable quantities of crude oil in any future periods under existing contracts or agreements.

Natural Gas Liquids. NGLs are extracted from the natural gas stream by processing and fractionation plants enabling the remaining “dry” gas (low Btu content) to meet pipeline specifications for transport to end users or marketers operating on the receiving pipeline. The resulting dry natural gas is sold as mentioned above and is generally priced using the Mont Belvieu (TX) regional processing hub. The cost to process and fractionate the NGLs from the gas stream is typically either a volumetric fee for the gas and liquids processed or a volumetric retention by the processing and fractionation facility. We and ARP do not have delivery commitments for fixed and determinable quantities of NGLs in any future periods under existing contracts or agreements.

Atlas Resources’ Investment Partnerships.

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

•

Well services. Each Drilling Partnership pays ARP a monthly per well operating fee, currently $100 to $2,000, for the life of the well. Because ARP coinvests in the Drilling Partnerships, the net fee that it receives is reduced by its proportionate interest in the wells; and

•

Gathering. Each royalty owner, Drilling Partnership and certain other working interest owners pay ARP a gathering fee, which in general is equivalent to the fees ARP remits. In Appalachia, a majority of ARP’s Drilling Partnership wells are subject to a gathering agreement, whereby ARP remits a gathering fee of 16%. However, based on the respective Drilling Partnership agreements, ARP charges its Drilling Partnership wells a 13% gathering fee. As a result, some of ARP’s gathering expenses within its partnership management segment, specifically those in the Appalachian Basin, will generally exceed the revenues collected from in Drilling Partnerships by approximately 3%.

Atlas Pipeline’s Gathering and Processing

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

Natural Gas and Oil Production

The areas in which we and ARP operate are experiencing a significant increase in natural gas, oil and NGL production related to new and increased drilling for deeper natural gas formations and the implementation of new exploration and production techniques, including horizontal and multiple fracturing techniques. The increase in the supply of natural gas has put a downward pressure on domestic natural gas prices. While we and ARP anticipate continued high levels of exploration and production activities over the long-term in the areas in which we operate, fluctuations in energy prices can greatly affect production rates and investments in the development of new natural gas, oil and NGL reserves.

Our and ARP’s future gas and oil reserves, production, cash flow, the ability to make payments on debt and the ability to make distributions to unitholders, including ARP’s ability to make distributions to us, depend on our and ARP’s success in producing current reserves efficiently, developing existing acreage and acquiring additional proved reserves economically. We and ARP face the challenge of natural production declines and volatile natural gas, oil and NGL prices. As initial reservoir pressures are depleted, natural gas production from particular wells decreases. We and ARP attempt to overcome this natural decline by drilling to find additional reserves and acquiring more reserves than produced.

Gathering and Processing

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

RESULTS OF OPERATIONS

Gas and Oil Production

Production Profile. At September 30, 2013, our consolidated gas and oil production revenues and expenses consists of our and ARP’s gas and oil production activities. Currently, our natural gas production entails the production generated by our assets acquired in the Arkoma Acquisition, while ARP has focused its natural gas, crude oil and NGL production operations in various shale plays throughout the United States. ARP has certain agreements which restrict its ability to drill additional wells in certain areas of Pennsylvania, New York and West Virginia, including portions of the Marcellus Shale, which will expire on February 17, 2014. Through September 30, 2013, we and ARP have established production positions in the following operating areas:

•

our coal-bed methane producing natural gas assets in the Arkoma Basin in eastern Oklahoma, where we established a position following our acquisition of certain assets from EP Energy during the three months ended September 30, 2013 (see “Recent Developments”);

•

ARP’s Barnett Shale and Marble Falls play in the Fort Worth Basin in northern Texas, a hydro-carbon producing shale in which ARP established a position following its acquisitions of assets from Carrizo Oil & Gas, Inc. (NASDAQ: CRZO; “Carrizo”), Titan Operating, LLC (“Titan”) and DTE Energy Company (NYSE: DTE; “DTE”) during 2012;

•

ARP’s coal-bed methane producing natural gas assets in the Raton Basin in northern New Mexico, the Black Warrior Basin in central Alabama and the County Line area of Wyoming, where ARP established a position following its acquisition of certain assets from EP Energy during the three months ended September 30, 2013 (see “Recent Developments”);

•

ARP’s Appalachia basin, including the Marcellus Shale, a rich, organic shale that generally contains dry, pipeline-quality natural gas, and the Utica Shale, which lies several thousand feet below the Marcellus Shale, is much thicker than the Marcellus Shale and trends primarily towards wet natural gas in the central region and dry gas in the eastern region;

•	ARP’s Mississippi Lime and Hunton plays in northwestern Oklahoma, an oil and NGL-rich area; and

•

ARP’s other operating areas, including the Chattanooga Shale in northeastern Tennessee, which enables ARP to access other formations in that region such as the Monteagle and Ft. Payne Limestone; the New Albany Shale in southwestern Indiana, a biogenic shale play with a long-lived and shallow decline profile; the Antrim Shale in Michigan, where ARP produces out of the biogenic region of the shale similar to the New Albany Shale; and the Niobrara Shale in northeastern Colorado, a predominantly biogenic shale play that produces dry gas.

The following table presents the number of wells ARP drilled, both gross and for its interest, and the number of gross wells it turned in line during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

ARP gross wells drilled:	31	19	75	86
ARP’s share of gross wells drilled(1):	17	10	49	30
ARP gross wells turned in line:	35	44	83	149

(1)

Includes (i) ARP’s percentage interest in the wells in which it has a direct ownership interest and (ii) ARP’s percentage interest in the wells based on its percentage ownership in its Drilling Partnerships.

Production Volumes. The following table presents total net natural gas, crude oil, and NGL production volumes and production per day for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Production:(1)(2)
Atlas Energy:
Natural gas (MMcf)	759	—	759	—
Oil (000’s Bbls)	—	—	—	—
Natural gas liquids (000’s Bbls)	—	—	—	—
Total (MMcfe)	759	—	759	—
Atlas Resources:
Natural gas (MMcf)	17,574	8,115	36,840	16,586
Oil (000’s Bbls)	140	25	355	80
Natural gas liquids (000’s Bbls)	344	98	939	179
Total (MMcfe)	20,473	8,857	44,607	18,136
Total production:
Natural gas (MMcf)	18,333	8,115	37,599	16,586
Oil (000’s Bbls)	140	25	355	80
Natural gas liquids (000’s Bbls)	344	98	939	179
Total (MMcfe)	21,232	8,857	45,366	18,136

Production per day:(1)(2)
Atlas Energy:
Natural gas (Mcfd)	8,250	—	2,780	—
Oil (Bpd)	—	—	—	—
Natural gas liquids (Bpd)	—	—	—	—
Total (Mcfed)	8,250	—	2,780	—
Atlas Resources:
Natural gas (Mcfd)	191,020	88,208	134,945	60,531
Oil (Bpd)	1,517	277	1,301	291
Natural gas liquids (Bpd)	3,734	1,067	3,441	652
Total (Mcfed)	222,529	96,275	163,397	66,189
Total production per day:
Natural gas (Mcfd)	199,270	88,208	137,725	60,531
Oil (Bpd)	1,517	277	1,301	291
Natural gas liquids (Bpd)	3,734	1,067	3,441	652

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total (Mcfed)	230,779	96,275	166,178	66,189

(1)

Production quantities consist of the sum of (i)  the proportionate share of production from wells in which we and ARP have a direct interest, based on the proportionate net revenue interest in such wells, and (ii) ARP’s proportionate share of production from wells owned by the Drilling Partnerships in which it has an interest, based on ARP’s equity interest in each such Drilling Partnership and based on each Drilling Partnership’s proportionate net revenue interest in these wells.

(2)

“MMcf” represents million cubic feet; “MMcfe” represent million cubic feet equivalents; “Mcfd” represents thousand cubic feet per day; “Mcfed” represents thousand cubic feet equivalents per day; and “Bbls” and “Bpd” represent barrels and barrels per day. Barrels are converted to Mcfe using the ratio of approximately 6 Mcf to one barrel.

Production Revenues, Prices and Costs. Production revenues and estimated gas and oil reserves are substantially dependent on prevailing market prices for natural gas, which comprised 79% of proved reserves on an energy equivalent basis at December 31, 2012. The following table presents production revenues and average sales prices for our and ARP’s natural gas, oil, and natural gas liquids production for the three and nine months ended September 30, 2013 and 2012, along with average production costs, taxes, and transportation and compression costs in each of the reported periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Production revenues (in thousands):
Atlas Energy:
Natural gas revenue	$2,700	$—	$2,700	$—
Oil revenue	—	—	—	—
Natural gas liquids revenue	—	—	—	—
Total revenues	$2,700	$—	$2,700	$—
Atlas Resources:
Natural gas revenue	$57,350	$19,945	$114,789	$47,789
Oil revenue	12,993	2,239	32,394	7,619
Natural gas liquids revenue	9,989	2,515	26,307	5,915
Total revenues	$80,332	$24,699	$173,490	$61,323
Total production revenues:
Natural gas revenue	$60,050	$19,945	$117,489	$47,789
Oil revenue	12,993	2,239	32,394	7,619
Natural gas liquids revenue	9,989	2,515	26,307	5,915
Total revenues	$83,032	$24,699	$176,190	$61,323

Average sales price:
Natural gas (per Mcf):(1)
Total realized price, after hedge(2)	$3.46	$3.01	$3.39	$3.42
Total realized price, before hedge(2)	$3.21	$2.46	$3.20	$2.60
Oil (per Bbl):(1)
Total realized price, after hedge	$93.07	$87.86	$91.19	$95.70
Total realized price, before hedge	$104.03	$84.30	$96.50	$93.38

Natural gas liquids (per Bbl) total realized price:(1)	$29.08	$25.61	$28.01	$33.09

Production costs (per Mcfe):(1)
Atlas Energy:
Lease operating expenses	$0.77	$—	$0.77	$—
Production taxes	0.21	—	0.21	—
Transportation and compression	0.56	—	0.56	—
	$1.54	$—	$1.54	$—
Atlas Resources:
Lease operating expenses	$1.15	$0.75	$1.12	$0.80
Production taxes	0.11	0.13	0.17	0.12
Transportation and compression	0.24	0.25	0.22	0.27

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	$1.50	$1.13	$1.51	$1.19
Total production costs:
Lease operating expenses(3)	$1.13	$0.75	$1.11	$0.80
Production taxes	0.11	0.13	0.17	0.12
Transportation and compression	0.25	0.25	0.22	0.27
	$1.50	$1.13	$1.51	$1.19

(1)	“Mcf” represents thousand cubic feet; “Mcfe” represents thousand cubic feet equivalents; and “Bbl” represents barrels.
(2)

Excludes the impact of subordination of ARP’s production revenue to investor partners within its Drilling Partnerships for the three and nine months ended September 30, 2013 and 2012. Including the effect of this subordination, the average realized gas sales price was $3.28 per Mcf ($3.02 per Mcf before the effects of financial hedging) and $2.46 per Mcf ($1.91 per Mcf before the effects of financial hedging) for the three months ended September 30, 2013 and 2012, respectively, and $3.12 per Mcf ($2.93 per Mcf before the effects of financial hedging) and $2.88 per Mcf ($2.07 per Mcf before the effects of financial hedging) for the nine months ended September 30, 2013 and 2012, respectively.

(3)

Excludes the effects of ARP’s proportionate share of lease operating expenses associated with subordination of its production revenue to investor partners within its Drilling Partnerships for the three and nine months ended September 30, 2013 and 2012. Including the effects of these costs, total lease operating expenses per Mcfe were $1.08 per Mcfe ($1.44 per Mcfe for total production costs) and $0.44 per Mcfe ($0.82 per Mcfe for total production costs) for the three months ended September 30, 2013 and 2012, respectively, and $1.03 per Mcfe ($1.43 per Mcfe for total production costs) and $0.50 per Mcfe ($0.90 per Mcfe for total production costs) for the nine months ended September 30, 2013 and 2012, respectively.

Three Months Ended September 30, 2013 Compared with the Three Months Ended September 30, 2012. Total natural gas revenues were $60.1 million for the three months ended September 30, 2013, an increase of $40.2 million from $19.9 million for the three months ended September 30, 2012. This increase consisted primarily of a $28.5 million increase attributable to natural gas revenue associated with our and ARP’s newly acquired coal-bed methane assets, an $8.5 million increase attributable to natural gas revenue associated with the ARP’s Barnett Shale/Marble Falls assets, a $2.0 million increase attributable to ARP’s Mississippi Lime/Hunton assets, a $1.1 million decrease in ARP’s gas revenues subordinated to the investor partners within its Drilling Partnerships, and a $0.1 million increase attributable to higher production volume on ARP’s legacy systems. Total oil revenues were $13.0 million for the three months ended September 30, 2013, an increase of $10.8 million from $2.2 million for the comparable prior year period due principally to a $7.4 million increase attributable to oil revenue associated with ARP’s Barnett Shale/Marble Falls assets and a $3.1 million increase attributable to oil revenue associated with ARP’s Mississippi Lime/Hunton assets. Total natural gas liquids revenues were $10.0 million for the three months ended September 30, 2013, an increase of $7.5 million from $2.5 million for the comparable prior year period. This increase was primarily attributable to $5.7 million of NGL revenue associated with ARP’s Barnett Shale/Marble Falls assets, and $1.6 million of NGL revenue attributable to ARP’s Mississippi Lime/Hunton assets.

Total production costs were $30.6 million for the three months ended September 30, 2013, an increase of $23.3 million from $7.3 million for the three months ended September 30, 2012. This increase was due to an $11.9 million increase associated with our and ARP’s current quarter acquisition of coal-bed methane assets, a $9.3 million increase associated with ARP’s 2012 acquisitions in the Barnett Shale/Marble Falls and Mississippi Lime/Hunton plays, a $1.5 million decrease in ARP’s credit received against its lease operating expenses pertaining to the subordination of its revenue within its Drilling Partnerships, and a $0.6 million increase in ARP’s Appalachia area transportation, labor and other production costs in comparison with the three months ended September 30, 2012.

Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012. Total natural gas revenues were $117.5 million for the nine months ended September 30, 2013, an increase of $69.7 million from $47.8 million for the nine months ended September 30, 2012. This increase consisted of a $39.3 million increase attributable to natural gas revenue associated with ARP’s Barnett Shale/Marble Falls assets, a $28.5 million increase attributable to natural gas revenue associated with our and ARP’s newly acquired coal-bed methane assets, and a $5.1 million increase attributable to ARP’s Mississippi Lime/Hunton assets, partially offset by a $2.1 million decrease primarily attributable to lower realized natural gas prices for production volume on ARP’s legacy systems, and a $1.1 million increase in gas revenues subordinated to the investor partners within ARP’s Drilling Partnerships. Total oil revenues were $32.4 million for the nine months ended September 30, 2013, an increase of $24.8 million from $7.6 million for the comparable prior year period due to a $20.8 million increase attributable to oil revenue associated with ARP’s Barnett Shale/Marble Falls assets and a $4.3 million increase attributable to ARP’s Mississippi Lime/Hunton assets, partially offset by a $0.3 million decrease attributable to lower realized prices on ARP’s legacy systems during the current year period. Total natural gas liquids revenues were $26.3 million for the nine months ended September 30, 2013, an increase of $20.4 million from $5.9 million for the comparable prior year period. This increase was primarily attributable to $18.1 million of NGL revenue associated with ARP’s Barnett Shale/Marble Falls assets, and $3.3 million of NGL revenue attributable to the ARP’s Mississippi Lime/Hunton assets.

Total production costs were $64.8 million for the nine months ended September 30, 2013, an increase of $48.6 million from $16.2 million for the nine months ended September 30, 2012. This increase was due to a $32.3 million increase associated with ARP’s 2012 acquisitions in the Barnett Shale/Marble Falls and Mississippi Lime/Hunton plays, an $11.9 million increase associated with our and ARP’s current quarter acquisition of coal-bed methane assets, a $2.5 million increase in ARP’s Appalachia area transportation, labor and other production costs, and a $1.8 million decrease in ARP’s credit received against its lease operating expenses pertaining to the subordination of its revenue within its Drilling Partnerships in comparison with the nine months ended September 30, 2012.

Well Construction and Completion

Drilling Program Results. At September 30, 2013, our consolidated well construction and completion revenues and expenses consist solely of ARP’s activities. The number of wells ARP drills will vary within ARP’s partnership management segment depending on the amount of capital it raises through its Drilling Partnerships, the cost of each well, the depth or type of each well, the estimated recoverable reserves attributable to each well and accessibility to the well site. The following table presents the amounts of Drilling Partnership investor capital raised and deployed (in thousands), as well as the number of gross and net development wells ARP drilled for its Drilling Partnerships during the three and nine months ended September 30, 2013 and 2012. There were no exploratory wells drilled during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Drilling partnership investor capital:
Raised	$10,964	$23,110	$25,000	$26,110
Deployed	$10,964	$36,317	$92,293	$92,277

Gross partnership wells drilled:
Appalachia	3	8	3	22
Barnett/Marble Falls	22	—	29	—
Mississippi Lime/Hunton	6	2	15	4
Niobrara	—	—	—	51
Total	31	10	47	77

Net partnership wells drilled:
Appalachia	3	8	3	22
Barnett/Marble Falls	11	—	14	—
Mississippi Lime/Hunton	6	2	15	3
Niobrara	—	—	—	51
Total	20	10	32	76

Well construction and completion revenues and costs and expenses incurred represent the billings and costs associated with the completion of wells for Drilling Partnerships ARP sponsors. The following table sets forth information relating to these revenues and the related costs and number of net wells associated with these revenues during the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Average construction and completion:
Revenue per well	$1,786	$6,701	$3,871	$1,099
Cost per well	1,553	5,827	3,366	951
Gross profit per well	$233	$874	$505	$148

Gross profit margin	$1,430	$4,736	$12,038	$12,395

Partnership net wells associated with revenue recognized(1):
Appalachia	—	3	8	17
Barnett/Marble Falls	5	—	7	—

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Mississippi Lime/Hunton	1	2	9	3
Chattanooga	—	—	—	1
Niobrara	—	—	—	63
Total	6	5	24	84

(1)	Consists of ARP’s Drilling Partnership net wells for which well construction and completion revenue was recognized on a percentage of completion basis.

Three Months Ended September 30, 2013 Compared with the Three Months Ended September 30, 2012. Well construction and completion segment margin was $1.4 million for the three months ended September 30, 2013, a decrease of $3.3 million from $4.7 million for three months ended September 30, 2012. This decrease consisted of a $3.5 million decrease associated with lower gross profit margin per well, partially offset by a $0.2 million increase related to a higher number of wells recognized for revenue within ARP’s Drilling Partnerships. Average revenue and cost per well decreased between periods due primarily to higher capital deployed for Marble Falls and Mississippi Lime wells within ARP’s Drilling Partnerships during the three months ended September 30, 2013, compared with higher capital deployed for Marcellus Shale and Utica Shale wells, which typically have a much higher cost per well as compared with ARP’s Marble Falls and Mississippi Lime wells, during the prior year period. Capital deployed during the three months ended September 30, 2013 decreased compared with the comparable prior year period due to the timing of funds raised during the period. As ARP’s drilling contracts with its Drilling Partnerships are on a “cost-plus” basis, an increase or decrease in ARP’s average cost per well also results in a proportionate increase or decrease in its average revenue per well, which directly affects the number of wells ARP drills.

Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012. Well construction and completion segment margin was $12.0 million for the nine months ended September 30, 2013, a decrease of $0.4 million from $12.4 million for nine months ended September 30, 2012. This decrease consisted of an $8.9 million decrease related to a lower number of wells recognized for revenue within ARP’s Drilling Partnerships, partially offset by an $8.5 million increase associated with higher gross profit margin per well. Average revenue and cost per well increased between periods due primarily to higher capital deployed for Marcellus Shale, Utica Shale, and Mississippi Lime play wells within ARP’s Drilling Partnerships during the nine months ended September 30, 2013, compared with higher capital deployed for lower cost Niobrara Shale wells during the prior year period.

Administration and Oversight

At September 30, 2013, our consolidated administration and oversight revenues and expenses consist solely of ARP’s activities. Administration and oversight fee revenues represent supervision and administrative fees earned for the drilling and subsequent ongoing management of wells for ARP’s Drilling Partnerships. Typically, ARP receives a lower administration and oversight fee related to shallow, vertical wells it drills within the Drilling Partnerships, such as those in the Marble Falls and Niobrara Shale, as compared to deep, horizontal wells, such as those drilled in the Marcellus and Utica Shales.

Three Months Ended September 30, 2013 Compared with the Three Months Ended September 30, 2012. Administration and oversight fee revenues were $4.4 million for both of the three month periods ended September 30, 2013 and 2012.

Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012. Administration and oversight fee revenues were $8.9 million for the nine months ended September 30, 2013, an increase of $0.3 million from $8.6 million for the nine months ended September 30, 2012. This increase was due to a current year period increase in the number of Mississippi Lime wells drilled, for which ARP received higher administration fees, and to wells drilled within the Marble Falls play during the current year period.

Well Services

At September 30, 2013, our consolidated well services revenues and expenses consist solely of ARP’s activities. Well services revenue and expenses represent the monthly operating fees ARP charges and the work ARP’s service company performs, including work performed for ARP’s Drilling Partnership wells during the drilling and completing phase as well as ongoing maintenance of these wells and other wells for which ARP serves as operator.

Three Months Ended September 30, 2013 Compared with the Three Months Ended September 30, 2012. Well services revenues were $5.0 million for the three months ended September 30, 2013, a decrease of $0.1 million from $5.1 million for the three months ended September 30, 2012. Well services expenses were $2.4 million for the three months ended September 30, 2013, an increase of $0.2 million from $2.2 million for the three months ended September 30, 2012. The decrease in well services revenue is primarily related to lower equipment rental revenue during the three months ended September 30, 2013 as compared with the comparable prior year period. The increase in well services expense is primarily related to higher well labor costs.

Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012. Well services revenues were $14.7 million for the nine months ended September 30, 2013, a decrease of $0.6 million from $15.3 million for the nine months ended September 30, 2012. Well services expenses were $7.0 million for the nine months ended September 30, 2013, a decrease of $0.1 million from $7.1 million for the nine months ended September 30, 2012. The decrease in well services revenue is primarily related to lower equipment rental revenue during the nine months ended September 30, 2013 as compared with the comparable prior year period. The decrease in well services expense is primarily related to lower well labor costs.

Gathering and Processing

Gathering and processing margin includes the gathering and processing fees and related expenses for APL and ARP. The following table presents ARP’s and APL’s gathering and processing revenues and expenses for each of the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Gathering and Processing:	2013	2012	2013	2012
Atlas Resources:
Revenue	$3,591	$4,134	$11,639	$10,311
Expense	(4,321)	(4,402)	(13,545)	(12,828)
Gross Margin	$(730)	$(268)	$(1,906)	$(2,517)

Atlas Pipeline:
Revenue	$579,370	$293,734	$1,527,331	$849,118
Expense	(488,370)	(240,672)	(1,284,755)	(697,642)
Gross Margin	$91,000	$53,062	$242,576	$151,476

Total:
Revenue	$582,961	$297,868	$1,538,970	$859,429
Expense	(492,691)	(245,074)	(1,298,300)	(710,470)
Gross Margin	$90,270	$52,794	$240,670	$148,959

The following table presents APL’s production volumes per day and average sales prices for its natural gas, oil, and natural gas liquids production for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Pricing: (1)
Average sales price:
Natural gas sales ($/Mcf)	$3.34	$2.60	$3.46	$2.39
NGL sales ($/gallon)	$0.92	$0.87	$0.87	$0.90
Condensate sales ($/barrel)	$101.48	$86.65	$92.82	$90.07

Volumes: (1)
Gathered gas volume (Mcfd)	1,484,071	860,026	1,412,616	780,426
Processed gas volume (Mcfd)	1,372,388	768,988	1,296,546	696,445
Residue gas volume (Mcfd)	1,160,608	658,846	1,091,665	579,771
NGL volume (Bpd)	120,126	56,363	113,292	59,557
Condensate volume (Bpd)	4,906	3,756	4,371	3,417

(1)	“Mcf” represents thousand cubic feet; “Mcfd” represents thousand cubic feet per day; “Bpd” represents barrels per day.

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

Three Months Ended September 30, 2013 Compared with the Three Months Ended September 30, 2012. ARP’s net gathering and processing expense for the three months ended September 30, 2013 was $0.7 million, an increase of $0.4 million compared with $0.3 million for the three months ended September 30, 2012. This unfavorable increase was principally due to lower gross margin recognized within ARP’s New Albany Shale-based processing plants and decreases in ARP’s net revenues within the Appalachian Basin between the periods.

Gathering and processing margin for APL was $91.0 million for the three months ended September 30, 2013 compared with $53.1 million for the three months ended September 30, 2012. This increase was due principally to higher production volumes, including the new volumes from the Arkoma system due to the acquisition of assets from Cardinal Midstream, LLC (the “Cardinal Acquisition”) and new volumes from the SouthTX system due to the TEAK Acquisition.

Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012. ARP’s net gathering and processing expense for the nine months ended September 30, 2013 was $1.9 million, a decrease of $0.6 million compared with net expense of $2.5 million for the nine months ended September 30, 2012. This favorable change was principally due to decreases in ARP’s production volume and average realized natural gas price on production volume within the Appalachian Basin between the periods, as well as lower gross margin recognized within our New Albany Shale-based processing plants.

Gathering and processing margin for APL was $242.6 million for the nine months ended September 30, 2013 compared with $151.5 million for the nine months ended September 30, 2012. This increase was due principally to higher production volumes, including the new volumes from the Arkoma system due to the Cardinal Acquisition and new volumes from the SouthTX system due to the TEAK Acquisition.

Gain (Loss) on Mark-to-Market Derivatives

Gain (loss) on mark-to-market derivatives principally reflects the change in fair value of APL’s commodity derivatives that will settle in future periods, as APL does not apply hedge accounting to its derivatives. While APL utilizes either quoted market prices or observable market data to calculate the fair value of its natural gas and crude oil derivatives, valuations of APL’s NGL fixed price swaps are based on a forward price curve modeled on a regression analysis of quoted price curves for NGLs for similar geographic locations, and valuations of its NGL options are based on forward price curves developed by third-party financial institutions. The use of unobservable market data for APL’s fixed price swaps and NGL options has no impact on the settlement of these derivatives. However, a change in management’s estimated fair values for these derivatives could impact our net income, though it would have no impact on our liquidity or capital resources. We recognized losses of $21.5 million and $11.2 million for the three months ended September 30, 2013 and 2012, respectively, and a loss of $6.1 million and a gain of $33.2 million for the nine months ended September 30, 2013 and 2012, respectively for APL’s mark-to-market gain (loss) on derivatives valued upon unobservable inputs.

Three Months Ended September 30, 2013 Compared with the Three Months Ended September 30, 2012. Gain (loss) on mark-to-market derivatives was a loss of $24.5 million for the three months ended September 30, 2013 as compared with a loss of $18.9 million for the three months ended September 30, 2012. This unfavorable movement was primarily due to a $3.4 million unfavorable variance in derivative cash settlements and a $0.5 million unfavorable variance on the fair value revaluation of commodity derivative contracts in the current period compared to the prior year period.

Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012. Gain (loss) on mark-to-market derivatives was a loss of $9.5 million for the nine months ended September 30, 2013 as compared with a gain of $36.9 million for the nine months ended September 30, 2012. This unfavorable movement was primarily due to a $42.9 million unfavorable variance on the fair value revaluation of commodity derivative contracts in the current period compared to the prior year period.

Other, Net

Three Months Ended September 30, 2013 Compared with the Three Months Ended September 30, 2012. Other, net for the three months ended September 30, 2013 was expense of $11.9 million compared with revenue of $5.3 million for the three months ended September 31, 2012. This decrease was primarily due to the $13.2 million of premium amortization associated with swaption derivative contracts for production volumes related to wells ARP acquired from EP Energy in the current year period, a $3.3 million decrease in APL’s income from equity investments due to losses in the current period from the SouthTX equity method investments and $2.0 million of our swaption amortization related to production volumes on wells acquired from EP Energy in the current year period, partially offset by a $1.3 million increase in income from the equity investment in Lightfoot.

Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012. Other, net for the nine months ended September 30, 2013 was expense of $5.7 million as compared with revenue of $8.6 million for the comparable prior year period. This decrease was primarily due to the $14.5 million of premium amortization associated with swaption derivative contracts for production volumes related to wells ARP acquired from EP Energy in the current year period, $5.4 million increase in APL’s loss from equity investments due to a loss in the current period from the SouthTX equity method investments and $2.3 million of our swaption amortization related to production volumes on wells acquired from EP Energy in the current year period, partially offset by a $5.0 million premium amortization associated with ARP’s swaption derivative contracts for production volumes related to wells acquired from Carrizo in the prior year period, a $1.1 million increase in income from the equity investment in Lightfoot and a $1.0 million settlement of APL’s business interruption insurance.

OTHER COSTS AND EXPENSES

General and Administrative Expenses

The following table presents our general and administrative expenses and those attributable to ARP and APL for each of the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
General and Administrative expenses:
Atlas Energy	$11,359	$5,721	$28,863	$27,906
Atlas Resource	31,983	16,147	63,767	48,427
Atlas Pipeline	18,572	12,123	63,816	32,513
Total	$61,914	$33,991	$156,446	$108,846

Three Months Ended September 30, 2013 Compared with the Three Months Ended September 30, 2012. Total general and administrative expenses increased to $61.9 million for the three months ended September 30, 2013 compared with $34.0 million for the three months ended September 30, 2012. Our $11.4 million of general and administrative expenses for the three months ended September 30, 2013 represents a $5.6 million increase from the comparable prior year period, which was primarily related to a $4.5 million increase in non-recurring transaction costs and a $2.0 million increase in non-cash compensation expense, partially offset by a $0.9 million decrease in other corporate activities. ARP’s $32.0 million of general and administrative expenses for the three months ended September 30, 2013 represents a $15.8 million increase from the comparable period primarily due to a $17.1 million increase in non-recurring transaction costs related to ARP’s acquisitions of assets in the current and prior year periods, partially offset by a decrease in non-cash compensation expense. APL’s $18.6 million of general and administrative expense for the three months ended September 30, 2013 represents an increase of $6.5 million from the comparable prior year period, which was principally due to a $4.2 million increase in costs related to APL’s acquisitions of Cardinal and TEAK and a $2.3 million increase in non-cash compensation expense.

Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012. Total general and administrative expenses increased to $156.4 million for the nine months ended September 30, 2013 compared with $108.8 million for the nine months ended September 30, 2012. Our $28.9 million of general and administrative expenses for the nine months ended September 30, 2013 represents a $1.0 million increase from the comparable prior year period, which was primarily related to a $4.1 million increase in non-cash compensation expense, partially offset by a $1.9 million decrease in non-recurring transaction costs and a $1.2 million decrease in salaries, wages and other corporate activities. ARP’s $63.8 million of general and administrative expenses for the nine months ended September 30, 2013 represents a $15.3 million increase from the comparable period primarily due to a $12.4 million increase in non-recurring transaction costs related to ARP’s acquisitions, a $2.3 million increase in non-cash compensation expense, a $0.4 million decrease in net reimbursements received under ARP’s transition services agreement with Chevron Corporation, which expired during the first quarter of 2012, and a $0.3 million decrease in salaries, wages and other corporate activities. APL’s $63.8 million of general and administrative expense for the nine months ended September 30, 2013 represents an increase of $31.3 million from the comparable prior year period, which was principally due to a $21.7 million increase in costs related to APL’s acquisitions of Cardinal and TEAK, a $6.3 million increase in non-cash compensation expense and a $3.3 million increase in salaries and wages partially due to the increase in the number of employees as a result of the Cardinal and TEAK Acquisitions.

Chevron Transaction Expense

During the three months ended September 30, 2012, we recognized a $7.7 million charge regarding ARP’s reconciliation process with Chevron related to certain amounts included within the contractual cash transaction adjustment, which was settled in October 2012 (see “Item 1: Financial Statements”).

Depreciation, Depletion and Amortization

The following table presents depreciation, depletion and amortization expense that was attributable to us, ARP and APL for each of the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Depreciation, depletion and amortization:
Atlas Energy	$1,331	$—	$1,331	$—
Atlas Resource	41,656	13,918	85,061	33,848
Atlas Pipeline	51,080	23,161	127,921	65,715
Total	$94,067	$37,079	$214,313	$99,563

Total depreciation, depletion and amortization increased to $94.1 million for the three months ended September 30, 2013 compared with $37.1 million for the comparable prior year period, which was due to a $28.6 million increase in our and ARP’s depletion expense resulting from the acquisitions we and ARP consummated during 2013 and 2012 and a $27.9 million increase in depreciation expenses, primarily due to $13.0 million in additional expense related assets acquired in the TEAK Acquisition, $10.6 million in additional expense related to assets acquired in the Cardinal Acquisition and APL’s expansion capital expenditures incurred subsequent to September 30, 2012.

Total depreciation, depletion and amortization increased to $214.3 million for the nine months ended September 30, 2013 compared with $99.6 million for the comparable prior year period, which was due to a $51.8 million increase in our and ARP’s depletion expense resulting from the acquisitions consummated during 2013 and 2012 and a $62.2 million increase in depreciation expenses, primarily due to $32.0 million in additional expense related to assets acquired in the Cardinal Acquisition, $17.4 million in additional expense related assets acquired in the TEAK Acquisition and APL’s expansion capital expenditures incurred subsequent to September 30, 2012.

The following table presents our and ARP’s depletion expense per Mcfe for our and ARP’s operations for the respective periods (in thousands, except per Mcfe data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Depletion expense:
Total	$41,224	$12,576	$81,500	$29,663
Depletion expense as a percentage of gas and oil production revenue	50%	51%	46%	48%

Depletion per Mcfe	$1.94	$1.42	$1.80	$1.64

Depletion expense varies from period to period and is directly affected by changes in gas and oil reserve quantities, production levels, product prices and changes in the depletable cost basis of gas and oil properties. For the three months ended September 30, 2013, depletion expense was $41.2 million, an increase of $28.6 million compared with $12.6 million for the three months ended September 30, 2012. Depletion expense of gas and oil properties as a percentage of gas and oil revenues decreased to 50% for the three months ended September 30, 2013, compared with 51% for the three months ended September 30, 2012, which was primarily due to an increase in ARP’s oil and natural gas liquids volumes as a result of ARP’s acquisitions in 2012. Depletion expense per Mcfe was $1.94 for the three months ended September 30, 2013, an increase of $0.52 per Mcfe from $1.42 for the three months ended September 30, 2012, which was primarily related to the increase in ARP’s oil and natural gas liquids production between the periods. Depletion expense increased between periods principally due to an overall increase in production volume.

Depletion expense was $81.5 million for the nine months ended September 30, 2013, an increase of $51.8 million compared with $29.7 million for the nine months ended September 30, 2012. Depletion expense of gas and oil properties as a percentage of gas and oil revenues decreased to 46% for the nine months ended September 30, 2013, compared with 48% for the nine months ended September 30, 2012, which was primarily due to an increase in ARP’s oil and natural gas liquids volumes as a result of ARP’s acquisitions in 2012, partially offset by a decrease in realized natural gas prices between the periods. Depletion expense per Mcfe was $1.80 for the nine months ended September 30, 2013, an increase of $0.16 per Mcfe from $1.64 per Mcfe for the nine months ended September 30, 2012, which was primarily related to the increase in ARP’s oil and natural gas liquids production between the periods. Depletion expense increased between periods principally due to an overall increase in production volume.

Gain (Loss) on Asset Sales and Disposals

Three Months Ended September 30, 2013 Compared with the Three Months Ended September 30, 2012. During the three months ended September 30, 2013 and 2012, gain (loss) on asset sales and disposals were losses of $0.7 million and gains of approximately $2,000, respectively. ARP recognized losses of $0.7 million loss on asset disposal for the three months ended September 30, 2013 pertained to management’s decision not to drill wells on leasehold property that expired in the New Albany and Chattanooga Shales during the period.

Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012. During the nine months ended September 30, 2013 and 2012, gain (loss) on asset sales and disposals were losses of $3.6 million and $7.0 million, respectively. ARP recognized losses on asset sales and disposals of $2.0 million and $7.0 million, respectively. The $2.0 million loss on asset disposal for the nine months ended September 30, 2013 pertained to management’s decision not to drill wells on leasehold property that expired in the New Albany and Chattanooga Shales during the period. During the nine months ended September 30, 2012, ARP recognized a $7.0 million loss on asset sales and disposal related to its decision to terminate a farm-out agreement with a third party for well drilling in the South Knox area of the New Albany Shale that was originally entered into in 2010. The farm-out agreement contained certain well drilling milestones which needed to be met in order for ARP to maintain ownership of the South Knox processing plant. During 2012, ARP management decided not to continue progressing towards these milestones due to the current natural gas price environment. As a result, ARP forfeited its interest in the processing plant and recorded a loss related to the net book value of the assets during the nine months ended September 30, 2012. APL’s $1.5 million loss on asset sales and disposal primarily related to its decision to not pursue a project to construct pipelines in an area where acquired rights of way had expired.

Interest Expense

The following table presents our interest expense and that which was attributable to ARP and APL for each of the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest Expense:
Atlas Energy	$3,418	$130	$4,095	$432
Atlas Resource	10,748	1,423	22,145	2,529
Atlas Pipeline	24,347	9,692	65,614	27,669
Total	$38,513	$11,245	$91,854	$30,630

Three Months Ended September 30, 2013 Compared with the Three Months Ended September 30, 2012. Total interest expense increased to $38.5 million for the three months ended September 30, 2013 as compared with $11.2 million for the three months ended September 30, 2012. This $27.3 million increase was due to our $3.3 million increase, a $9.3 million increase related to ARP and a $14.7 million increase related to APL. The $3.3 million increase in our interest expense consisted of $2.7 million associated with our term loan facility, a $0.5 million increase in the amortization of deferred financing costs primarily associated with our term loan facility, and a $0.1 million increase associated with our credit facility. The $9.3 million increase in ARP’s interest expense consisted of a $5.3 million increase associated with ARP’s issuance of $275.0 million of 7.75% ARP Senior Notes in January 2013, $3.9 million associated with the issuance of $250.0 million of the 9.25% ARP Senior Notes, a $2.3 million increase in the amortization of deferred financing costs, and a $0.4 million increase associated with higher weighted-average outstanding borrowings under ARP’s revolving credit facility, partially offset by interest that was capitalized on ARP’s ongoing capital projects. The increase in amortization associated with ARP’s deferred financing costs includes $1.9 million associated with ARP’s amended credit facility, $0.2 million associated with ARP’s issuance of its 7.75% ARP Senior Notes, and $0.2 million associated with ARP’s issuance of its 9.25% ARP Senior Notes. The $14.7 million increase in interest expense for APL was primarily due to $9.5 million in additional interest related to the 5.875% APL Senior Notes, $7.9 million increase in interest expense associated with APL’s 6.625% senior unsecured notes due 2020 (“6.625% APL Senior Notes”), and $4.8 million additional interest related to the 4.75% APL Senior Notes, partially offset by $7.8 million reduced interest on the APL 8.75% Senior Notes. The increase in the interest on the 5.875% APL Senior Notes and the 4.75% APL Senior Notes is due to their issuance after September 30, 2012. The increase in the interest on the 6.625% APL Senior Notes is due to an additional issuance of $175.0 million after September 30, 2012. The decrease in the interest for the 8.75% APL Senior Notes is due to their redemption prior to the three months ended September 30, 2013 (see “APL Senior Notes”).

Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012. Total interest expense increased to $91.9 million for the nine months ended September 30, 2013 as compared with $30.6 million for the nine months ended September 30, 2012. This $61.3 million increase was due to our $3.7 million increase, a $19.6 million increase related to ARP and a $38.0 million increase related to APL, and. The $3.7 million increase in our interest expense consisted of $2.7 million associated with our term loan facility, a $0.5 million increase in the amortization of deferred financing costs primarily associated with our term loan facility, and a $0.4 million increase associated with our credit facility. The $19.6 million increase in ARP’s interest expense consisted of a $14.7 million increase associated with ARP’s issuance of the 7.75% ARP Senior Notes in January 2013, a $7.6 million increase in the amortization of deferred financing costs, $3.9 million associated with the issuance of the 9.25% ARP Senior Notes, and a $2.2 million increase associated with higher weighted-average outstanding borrowings under ARP’s revolving credit facility and term loan credit facility, partially offset by interest capitalized on ARP’s ongoing capital projects. The increase in amortization associated with deferred financing costs includes $3.2 million of accelerated amortization related to the retirement of ARP’s term loan credit facility and the reduction in its revolving credit facility borrowing base subsequent to ARP’s issuance of the 7.75% ARP Senior Notes, $3.2 million associated with ARP’s amended credit facility, $0.7 million associated with ARP’s issuance of the 7.75% ARP Senior Notes, and $0.2 million associated with ARP’s issuance of the 9.25% ARP Senior Notes. The $38.0 million increase in interest expense for APL was primarily due to $24.4 million in additional interest related to the 5.875% APL Senior Notes; a $24.2 million increase in interest expense associated with the 6.625% APL Senior Notes, and $7.4 million in additional interest related to the 4.75% APL Senior Notes, partially offset by $19.2 million in reduced interest on the 8.75% APL Senior Notes. The increase in the interest on the 5.875% APL Senior Notes and the 4.75% APL Senior Notes is due to their issuance after September 30, 2012. The increase in the interest on the 6.625% APL Senior Notes is due to an additional issuance of $175.0 million after September 30, 2012. The decrease in the interest for the 8.75% APL Senior Notes is due to their redemption during the nine months ended September 30, 2013 (see “APL Senior Notes”).

Loss on Early Extinguishment of Debt

Three Months Ended September 30, 2013 Compared with the Three Months Ended September 30, 2012. Loss on early extinguishment of debt for the three months ended September 30, 2013 was approximately $19,000. There was no loss on early extinguishment of debt for the three months ended September 30, 2012.

Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012. Loss on early extinguishment of debt for the nine months ended September 30, 2013 represented $17.5 million premiums paid, an $8.0 million consent payment made with respect to the extinguishment, and a $5.3 million write off of deferred financing costs, partially offset by a $4.2 million recognition of unamortized premium related to the redemption of the APL 8.75% APL Senior Notes (see “APL Senior Notes”). There was no loss on early extinguishment of debt for the nine months ended September 30, 2012.

Loss (Income) Attributable to Non-Controlling Interests

Three Months Ended September 30, 2013 Compared with the Three Months Ended September 30, 2012. Loss attributable to non-controlling interests was $52.0 million for the three months ended September 30, 2013 as compared with loss of $10.0 million for the comparable prior year period. Loss (income) attributable to non-controlling interests includes an allocation of APL’s and ARP’s net income (loss) to non-controlling interest holders. The increase between the three months ended September 30, 2013 and the prior year comparable period was primarily due to the increase in APL’s and ARP’s net losses between periods.

Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012. Loss attributable to non-controlling interests was $78.1 million for the nine months ended September 30, 2013 as compared with income of $52.6 million for the comparable prior year period. Loss (income) attributable to non-controlling interests includes an allocation of APL’s and ARP’s net income (loss) to non-controlling interest holders. The decrease between the nine months ended September 30, 2013 and the prior year comparable period was primarily due to the decrease in APL’s net earnings between periods and an increase in ARP’s net loss between periods.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of liquidity are cash distributions received with respect to our ownership interests in ARP and APL, our cash generated from operations and borrowings under our credit facility (see “Credit Facilities”). Our primary cash requirements, in addition to normal operating expenses, are for debt service, capital expenditures, and quarterly distributions to our common unitholders, which we expect to fund through operating cash flow, cash distributions received and cash on hand. Our subsidiaries’ sources of liquidity are discussed in more detail below.

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

Cash Flows – Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012

Net cash used in operating activities of $59.4 million for the nine months ended September 30, 2013 represented an unfavorable movement of $87.3 million from net cash provided by operating activities of $27.9 million for the comparable prior year period. The $87.3 million unfavorable movement was derived principally from an $88.6 million unfavorable movement in distributions paid to non-controlling interests and a $73.1 million unfavorable movement in working capital, partially offset by a $74.4 million favorable movement in net income (loss) excluding non-cash items. The movement in cash distributions to non-controlling interest holders was due principally to increases in cash distributions of ARP and APL. The movement in working capital was due to a $101.9 million unfavorable movement in accounts receivable, prepaid expenses and other, partially offset by a $28.8 million favorable movement in accounts payable and accrued liabilities, primarily due to the timing of ARP’s and APL’s respective capital programs. The non-cash charges which primarily impacted net income included a $137.8 million increase in non-cash expenses, including depreciation, depletion and amortization, amortization of deferred financing costs and compensation expense, a $52.5 million favorable movement in non-cash (gain) loss on derivatives and a $26.6 million favorable movement in loss on early extinguishment of debt, partially offset by a $141.5 million unfavorable movement in net income (loss).

Net cash used in investing activities of $2,327.5 million for the nine months ended September 30, 2013 represented an unfavorable movement of $1,711.0 million from net cash used in investing activities of $616.5 million for the comparable prior year period. This unfavorable movement was principally due to a $1,476.6 million increase in cash paid for acquisitions, a $217.9 million unfavorable movement in capital expenditures, a $9.8 million increase in APL’s contributions to the T2 Joint Ventures (see “Recent Developments”) and a $6.7 million unfavorable movement in other assets. See further discussion of capital expenditures under “Capital Requirements”.

Net cash provided by financing activities of $2,379.6 million for the nine months ended September 30, 2013 represented a favorable movement of $1,835.1 million from net cash provided by financing activities of $544.5 million for the comparable prior year period. This movement was principally due to a $1,219.8 million favorable movement in net proceeds from the issuance of ARP’s and APL’s long-term debt, a $1,089.6 million favorable movement in ARP’s and APL’s issuance of common and preferred limited partner units, a $1,055.5 million favorable movement in our and ARP’s and APL’s borrowings under the respective revolving credit facilities and an $8.2 million favorable movement in contributions from non-controlling interests, partially offset by a $1,103.9 million unfavorable movement in repayments of our and our subsidiaries’ credit facilities, a $365.8 million unfavorable movement in repayments of APL’s long-term debt, a $26.7 million unfavorable movement in deferred financing costs and other, a $25.6 million unfavorable movement in payments of premium on the retirement of APL’s long-term debt and a $16.0 million unfavorable movement in distributions paid to our common limited partners. The unfavorable movement in deferred financing costs and other is primarily due to the  increase in deferred financing costs associated with our and ARP’s revolving and term loan credit facilities. The gross amount of borrowings and repayments under the revolving credit facilities included within net cash provided by financing activities in the consolidated statements of cash flows, which are generally in excess of net borrowings or repayments during the period or at period end, reflect the timing of cash receipts, which generally occur at specific intervals during the period and are utilized to reduce borrowings under the revolving credit facilities, and payments, which generally occur throughout the period and increase borrowings under the revolving credit facilities for us, ARP and APL, which is generally common practice for our and their industries.

Capital Requirements

At September 30, 2013, our and our subsidiaries’ capital requirements are as follows:

Natural gas and oil production. The capital requirements of our and ARP’s natural gas and oil production consist primarily of:

•

maintenance capital expenditures — capital expenditures we and ARP make on an ongoing basis to maintain the current levels of production margin over the long term.  We and ARP calculate the estimate of maintenance capital expenditures by first multiplying its forecasted future full year production margin by its expected aggregate production decline of proved developed producing wells.  Maintenance capital expenditures are then the estimated capitalized cost of wells that will generate an estimated first year margin equivalent to the production margin decline, assuming such wells are connected on the first day of the calendar year.  We and ARP do not incur specific capital expenditures expressly for the purpose of maintaining or increasing production margin, but such amounts are a subset of wells expected to be drilled in future periods based on undeveloped acreage already leased.  Estimated capitalized cost of wells included within maintenance capital expenditures are also based upon relevant factors, including utilization of public forward commodity exchange prices, current estimates for regional pricing differentials, estimated labor and material rates and other production costs.  Estimates for maintenance capital expenditures in the current year are the sum of the estimate calculated in the prior year plus estimates for the decline in production margin from wells connected during the current year and production acquired through acquisitions; and

•

expansion capital expenditures — capital expenditures we and ARP make to increase the current levels of production margin for longer than the short-term, which includes the acquisition of new leasehold interests and the development and exploitation of existing leasehold interests through acquisitions, direct well drilling and investments by ARP in its Drilling Partnerships.

Gathering and processing. APL’s gathering and processing operations require continual investment to upgrade or enhance existing operations and to ensure compliance with safety, operational and environmental regulations. APL’s capital requirements consist primarily of:

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

The following table summarizes consolidated maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Atlas Energy
Maintenance capital expenditures	$300	$—	$300	$—
Expansion capital expenditures	1,531	—	1,531	—
Total	$1,831	$—	$1,831	$—

Atlas Resources
Maintenance capital expenditures	$10,000	$3,350	$21,000	$6,850
Expansion capital expenditures	63,944	24,377	182,996	66,529
Total	$73,944	$27,727	$203,996	$73,379

Atlas Pipeline
Maintenance capital expenditures	$6,416	$4,732	$14,119	$13,242
Expansion capital expenditures	105,736	91,292	313,742	229,170
Total	$112,152	$96,024	$327,861	$242,412

Consolidated
Maintenance capital expenditures	$16,716	$8,082	$35,419	$20,092
Expansion capital expenditures	171,211	115,669	498,269	295,699
Total	$187,927	$123,751	$533,688	$315,791

Atlas Energy. During the three and nine months ended September 30, 2013, our total capital expenditures consisted primarily of $1.8 million related to the acquisition of additional leasehold acreage.

Atlas Resource Partners. During the three months ended September 30, 2013, ARP’s $73.9 million of total capital expenditures consisted primarily of $28.6 million for wells drilled exclusively for its own account compared with $7.6 million for the comparable prior year period, $27.7 million of investments in its Drilling Partnerships compared with $13.1 million for the prior year comparable period, $4.2 million of leasehold acquisition costs compared with $5.6 million for the prior year comparable period and $13.4 million of corporate and other costs compared with $1.4 million for the prior year comparable period, which primarily related to an increase in capitalized interest expense. Capital expenditures related to ARP’s investments in its Drilling Partnerships are generally incurred in periods subsequent to the period in which the funds were raised.

During the nine months ended September 30, 2013, ARP’s $204.0 million of total capital expenditures consisted primarily of $94.1 million for wells drilled exclusively for its own account compared with $7.8 million for the comparable prior year period, $64.9 million of investments in its Drilling Partnerships compared with $30.5 million for the prior year comparable period, $17.6 million of leasehold acquisition costs compared with $29.3 million for the prior year comparable period and $27.4 million of corporate and other costs compared with $5.8 million for the prior year comparable period, which primarily related to an increase in capitalized interest expense.

ARP continuously evaluates acquisitions of gas and oil assets. In order to make any acquisitions in the future, ARP believes it will be required to access outside capital either through debt or equity placements or through joint venture operations with other energy companies. There can be no assurance that ARP will be successful in its efforts to obtain outside capital.

Atlas Pipeline Partners. APL’s capital expenditures increased to $112.2 million for the three months ended September 30, 2013 compared with $96.0 million for the comparable prior year period. The increase was primarily due to construction costs for the Stonewall Plant within Arkoma, the Silver Oak II Plant in SouthTX and the Edward Plant within WestTX.

APL’s capital expenditures increased to $327.9 million for the nine months ended September 30, 2013 compared with $242.4 million for the comparable prior year period. The increase was primarily due to the completion of the Driver Plant within WestTX in April 2013 and construction costs for the Stonewall Plant within Arkoma, the Silver Oak II Plant within SouthTX and the Edward Plant within WestTX.

As of September 30, 2013, we and our subsidiaries are committed to expending approximately $263.5 million on drilling and completion expenditures, pipeline extensions, compressor station upgrades and processing facility upgrades.

OFF BALANCE SHEET ARRANGEMENTS

As of September 30, 2013, our off-balance sheet arrangements were limited to ARP’s letters of credit outstanding of $2.1 million, APL’s letters of credit outstanding of $0.4 million and commitments to spend $263.5 million related to capital expenditures.

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

CREDIT FACILITIES

Term Loan Facility

On July 31, 2013, in connection with the Arkoma Acquisition, we received net proceeds of $230.2 million under a $240.0 million Term Facility. At September 30, 2013, $240.0 million was outstanding under the Term Facility. The Term Facility has a maturity date of July 31, 2019. Borrowings under the Term Facility bear interest, at our election at either LIBOR plus an applicable margin of 5.50% per annum or the alternate base rate (“ABR”) plus an applicable margin of 4.50% per annum. Interest is generally payable quarterly for ABR loans and, for LIBOR loans at the interest periods selected by us. We are required to repay principal at the rate of $0.6 million per quarter until the maturity date when the balance is due. At September 30, 2013, the weighted average interest rate on our outstanding Term Facility borrowings was 6.5%.

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

Our obligations under the Term Facility are secured by first priority security interests in substantially all of our assets, including all of our ownership interests in our material subsidiaries and our ownership interests in APL and ARP. Additionally, our obligations under our Term Facility are guaranteed by our wholly-owned subsidiaries (excluding Atlas Pipeline Partners GP, LLC) and may be guaranteed by future subsidiaries. The Term Facility is subject to an intercreditor agreement, which provides for certain rights and procedures, between the lenders under the Term Facility and our credit facility, with respect to enforcement of rights, collateral and application of payment proceeds.

Revolving Credit Facility

On July 31, 2013, in connection with the Arkoma Acquisition, we entered into an amended and restated credit agreement with a syndicate of banks that matures on July 31, 2018. The credit facility has a maximum credit amount of $50.0 million, of which up to $5.0 million may be in the form of standby letters of credit. At September 30, 2013, no amounts were outstanding under the credit facility.  Our obligations under the amended credit facility are secured by first priority security interests in substantially all of our assets, including all of our ownership interests in our material subsidiaries and our ownership interests in APL and ARP. Additionally, our obligations under the credit facility are guaranteed by our material wholly-owned subsidiaries, (excluding Atlas Pipeline Partners GP, LLC), and may be guaranteed by future subsidiaries. At our election, interest on borrowings under the credit agreement is determined by reference to either LIBOR plus an applicable margin of 5.50% per year or the ABR plus an applicable margin of 4.50% per year. Interest is generally payable quarterly for ABR loans and at the interest payment periods selected by us for LIBOR loans. We are required to pay a fee between 0.5% and 0.625% per annum on the unused portion of the commitments under the credit facility.

The credit agreement contains customary covenants that limit our ability to incur additional indebtedness, grant liens, make loans or investments, make distributions if a default exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions including a sale of all or substantially all of our assets. The credit agreement also contains covenants that (i) require us to maintain a ratio of Total Funded Debt (as defined in the credit agreement) to EBITDA (as defined in the credit agreement) not greater than 4.5 to 1.0 as of the last day of the quarter ending September 30, 2013; 4.0 to 1.0 as of the last day of each of the quarters ending on or before September 30, 2015; and 3.5 to 1.0 for the last day of each of the quarters thereafter, and (ii) require us to enter into swaps agreements with respect to the assets being acquired in the Arkoma Acquisition.

The credit agreement is subject to an intercreditor agreement as described above.

At September 30, 2013, we have not guaranteed any of ARP’s or APL’s debt obligations.

Atlas Resources

On July 31, 2013, in connection with the acquisition of assets from EP Energy (see “Recent Developments”), ARP entered into a second amended and restated credit agreement (“ARP Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, which amended and restated ARP’s existing revolving credit facility. The Credit Agreement provides for a senior secured revolving credit facility with a syndicate of banks with a current borrowing base of $835.0 million and a maximum facility amount of $1.5 billion, which is scheduled to mature in July 2018. At September 30, 2013, $425.0 million was outstanding under the credit facility. Up to $20.0 million of the revolving credit facility may be in the form of standby letters of credit, of which $2.1 million was outstanding at September 30, 2013. ARP’s obligations under the facility are secured by mortgages on its oil and gas properties and first priority security interests in substantially all of its assets. Additionally, obligations under the facility are guaranteed by certain of ARP’s material subsidiaries, and any subsidiaries of ARP, other than subsidiary guarantors, are minor. Borrowings under the credit facility bear interest, at ARP’s election, at either LIBOR plus an applicable margin between 1.75% and 2.75% per annum or the base rate (which is the higher of the bank’s prime rate, the Federal Funds rate plus 0.5% or one-month LIBOR plus 1.00%) plus an applicable margin between 0.75% and 1.75% per annum. ARP is also required to pay a fee on the unused portion of the borrowing base at a rate of 0.5% per annum if 50% or more of the borrowing base is utilized and 0.375% per annum if less than 50% of the borrowing base is utilized, which is included within interest expense on our consolidated statements of operations. At September 30, 2013, the weighted average interest rate on outstanding borrowings under the credit facility was 2.2%.

The ARP Credit Agreement contains customary covenants that limit ARP’s ability to incur additional indebtedness, grant liens, make loans or investments, make distributions if a borrowing base deficiency or default exists or would result from the distribution, merger or consolidation with other persons, or engage in certain asset dispositions including a sale of all or substantially all of its assets. The ARP Credit Agreement also requires ARP to maintain a ratio of Total Funded Debt

(as defined in the credit agreement) to four quarters (actual or annualized, as applicable) of EBITDA (as defined in the credit agreement) not greater than 4.50 to 1.0 as of the last day of the quarter ended September 30, 2013, 4.25 to 1.0 as of the last day of the quarters ended December 31, 2013 and March 31, 2014 and 4.0 to 1.0 as of the last day of fiscal quarters ending thereafter and a ratio of current assets (as defined in the credit agreement) to current liabilities (as defined in the credit agreement) of not less than 1.0 to 1.0 as of the last day of any fiscal quarter.

Atlas Pipeline

At September 30, 2013, APL had a $600.0 million senior secured revolving credit facility with a syndicate of banks, which matures in May 2017, of which $100.0 million was outstanding. Borrowings under APL’s credit facility bear interest, at APL’s option, at either (i) the higher of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) three-month LIBOR plus 1.0%, or (ii) the LIBOR rate for the applicable period (each plus the applicable margin). The weighted average interest rate on APL’s outstanding revolving credit facility borrowings at September 30, 2013 was 3.2%. Up to $50.0 million of the credit facility may be utilized for letters of credit, of which $0.4 million was outstanding at September 30, 2013. These outstanding letter of credit amounts were not reflected as borrowings on our consolidated balance sheet at September 30, 2013. At September 30, 2013, APL had $499.6 million of remaining committed capacity under its credit facility, subject to covenant limitations.

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

ATLAS RESOURCE SECURED HEDGE FACILITY

At September 30, 2013, ARP had a secured hedge facility agreement with a syndicate of banks under which certain Drilling Partnerships have the ability to enter into derivative contracts to manage their exposure to commodity price movements. Under ARP’s revolving credit facility, ARP is required to utilize this secured hedge facility for future commodity risk management activity for its equity production volumes within the participating Drilling Partnerships. ARP, as general partner of the Drilling Partnerships, administers the commodity price risk management activity for the Drilling Partnerships under the secured hedge facility and guarantee their obligations under it. Before executing any hedge transaction, a participating Drilling Partnership is required to, among other things, provide mortgages on its oil and gas properties and first priority security interests in substantially all of its assets to the collateral agent for the benefit of the counterparties. The secured hedge facility agreement contains covenants that limit each of the participating Drilling Partnership’s ability to incur indebtedness, grant liens, make loans or investments, make distributions if a default under the secured hedge facility agreement exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions including a sale of all or substantially all of its assets.

In addition, it will be an event of default under ARP’s revolving credit facility if ARP, as general partner of the Drilling Partnerships, breaches an obligation governed by the secured hedge facility and the effect of such breach is to cause amounts owing under swap agreements governed by the secured hedge facility to become immediately due and payable.

SENIOR NOTES

Atlas Resource Senior Notes

On September 30, 2013, ARP had $275.0 million principal outstanding of 7.75% ARP Senior Notes and $248.3 million principal outstanding of 9.25% ARP Senior Notes. On July 30, 2013, ARP issued $250.0 million of 9.25% ARP Senior Notes in a private placement transaction at an offering price of 99.297% of par value, yielding net proceeds of approximately $242.8 million, net of underwriting fees and other offering costs, of $5.5 million.  The net proceeds were used to partially fund the EP Energy Acquisition (see “Recent Developments”). The 9.25% ARP Senior Notes were presented net of a $1.7 million unamortized discount as of September 30, 2013. Interest on the 9.25% ARP Senior Notes accrued from July 30, 2013, and is payable semi-annually on February 15 and August 15, with the first interest payment date being February 15, 2014. At any time on or after August 15, 2017, ARP may redeem some or all of the 9.25% ARP Senior Notes at a redemption price of 104.625%. On or after August 15, 2018, ARP may redeem some or all of the 9.25% ARP Senior Notes at the redemption price of 102.313% and on or after August 15, 2019, ARP may redeem some or all of the 9.25% ARP Senior Notes at the redemption price of 100.0%. In addition, at any time prior to August 15, 2016, ARP may redeem up to 35% of the 9.25% ARP Senior Notes with the proceeds received from certain equity offerings at a redemption price of 109.25%. Under certain conditions, including if ARP sells certain assets and does not reinvest the proceeds or repay senior indebtedness or if it experiences specific kinds of changes of control, ARP must offer to repurchase the 9.25% ARP Senior Notes.

In connection with the issuance of the 9.25% ARP Senior Notes, ARP entered into a registration rights agreement, whereby it agreed to (a) file an exchange offer registration statement with the Securities and Exchange Commission (the “SEC”) to exchange the privately issued notes for registered notes, and (b) cause the exchange offer to be consummated by July 30, 2014. Under certain circumstances, in lieu of, or in addition to, a registered exchange offer, ARP has agreed to file a shelf registration statement with respect to the 9.25% ARP Senior Notes. If ARP fails to comply with its obligations to register the 9.25% ARP Senior Notes within the specified time periods, the 9.25% ARP Senior Notes will be subject to additional interest, up to 1% per annum, until such time that the exchange offer is consummated or the shelf registration statement is declared effective, as applicable.

On January 23, 2013, ARP issued $275.0 million of its 7.75% ARP Senior Notes in a private placement transaction at par. ARP used the net proceeds of approximately $267.7 million, net of underwriting fees and other offering costs of $7.3 million, to repay all of the indebtedness and accrued interest outstanding under its then-existing term loan credit facility and a portion of the amounts outstanding under its revolving credit facility. In connection with the retirement of ARP’s term loan credit facility and the reduction in its revolving credit facility borrowing base, ARP accelerated $3.2 million of amortization expense related to deferred financing costs during the nine months ended September 30, 2013.  Interest on the 7.75% ARP Senior Notes is payable semi-annually on January 15 and July 15. At any time prior to January 15, 2016, the 7.75% ARP Senior Notes are redeemable up to 35% of the outstanding principal amount with the net cash proceeds of equity offerings at the redemption price of 107.75%. The 7.75% ARP Senior Notes are also subject to repurchase at a price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a change of control. At any time prior to January 15, 2017, the 7.75% ARP Senior Notes are redeemable, in whole or in part, at a redemption price as defined in the governing indenture, plus accrued and unpaid interest and additional interest, if any. On and after January 15, 2017, the 7.75% ARP Senior Notes are redeemable, in whole or in part, at a redemption price of 103.875%, decreasing to 101.938% on January 15, 2018 and 100% on January 15, 2019.

In connection with the issuance of the 7.75% ARP Senior Notes, ARP entered into registration rights agreements, whereby it agreed to (a) file an exchange offer registration statement with the SEC to exchange the privately issued notes for registered notes, and (b) cause the exchange offer to be consummated by January 23, 2014. Under certain circumstances, in lieu of, or in addition to, a registered exchange offer, ARP has agreed to file a shelf registration statement with respect to the 7.75% ARP Senior Notes. If ARP fails to comply with its obligations to register the 7.75% ARP Senior Notes within the specified time period, the 7.75% ARP Senior Notes will be subject to additional interest, up to 1% per annum, until such time that the exchange offer is consummated or the shelf registration statement is declared effective, as applicable. On July 1, 2013, ARP filed a registration statement relating to the exchange offer for the 7.75% ARP Senior Notes.

The indentures governing the 7.75% and 9.25% ARP Senior Notes contains covenants, including limitations of ARP’s ability to incur certain liens, incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase, or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of ARP’s assets.

Atlas Pipeline Senior Notes Issuances

At September 30, 2013, APL had $500.0 million principal outstanding of 6.625% APL Senior Notes due 2020, $650.0 million principal outstanding of 5.875% unsecured senior notes due August 1, 2023 (“5.875% APL Senior Notes”) and $400.0 million of 4.75% Senior Notes due 2021 (with the 6.625% APL Senior Notes and 5.875% APL Senior Notes, the “APL Senior Notes”).

On May 10, 2013, APL issued $400.0 million of the 4.75% APL Senior Notes in a private placement transaction. The 4.75% APL Senior Notes were issued at par. APL received net proceeds of $391.5 million after underwriting commissions and other transactions costs and utilized the proceeds repay a portion of the outstanding indebtedness under the revolving credit agreement as part of the TEAK Acquisition (see “Recent Developments”). Interest on the 4.75% APL Senior Notes is payable semi-annually in arrears on May 15 and November 15. The 4.75% APL Senior Notes are due on November 15, 2021 and are redeemable any time after March 15, 2016, at certain redemption prices, together with accrued and unpaid interest to the date of redemption. In connection with the issuance of the 4.75% APL Senior Notes, APL entered into a registration rights agreement, whereby it agreed to (a) file an exchange offer registration statement with the SEC to exchange the privately issued notes for registered notes, and (b) cause the exchange offer to be consummated by May 5, 2014. If APL does not meet the aforementioned deadline, the 4.75% APL Senior Notes will be subject to additional interest, up to 1% per annum, until such time that APL causes the exchange offer to be consummated. On October 4, 2013, APL filed a registration statement with the SEC for an exchange offer for the 4.75% Senior Notes.

On February 11, 2013, APL issued $650.0 million of 5.875% Senior Notes in a private placement transaction. The 5.875% APL Senior Notes were issued at par. APL received net proceeds of $637.3 million after underwriting commissions and other transaction costs and utilized the proceeds to redeem the 8.75% APL Senior Notes and repay a portion of its outstanding indebtedness under its revolving credit facility. Interest on the 5.875% APL Senior Notes is payable semi-annually in arrears on February 1 and August 1. The 5.875% APL Senior Notes are redeemable any time after February 1, 2018, at certain redemption prices, together with accrued and unpaid interest to the date of redemption. In connection with the issuance of the 5.875% APL Senior Notes, APL entered into a registration rights agreement, whereby it agreed to (a) file an exchange offer registration statement with the SEC to exchange the privately issued 5.875% APL Senior Notes for registered notes, and (b) cause the exchange offer to be consummated by February 6, 2014. If APL does not meet the aforementioned deadline, the 5.875% APL Senior Notes will be subject to additional interest, up to 1% per annum, until such time that APL causes the exchange offer to be consummated. On October 4, 2013, APL filed a registration statement with the SEC for an exchange offer for the 5.875% Senior Notes.

On September 28, 2012 and December 20, 2012, APL issued an aggregate of $500.0 million of its 6.625% APL Senior Notes in a private placement transaction. The 6.625% APL Senior Notes were presented combined with a net $4.7 million unamortized premium as of September 30, 2013. Interest on the 6.625% APL Senior Notes is payable semi-annually in arrears on April 1 and October 1. The 6.625% APL Senior Notes are redeemable at any time after October 1, 2016, at certain redemption prices, together with accrued and unpaid interest to the date of redemption. The registration statement APL filed with the SEC for the exchange offer for the 6.625% APL Senior Notes became effective on September 17, 2013.  APL commenced an exchange offering for the 6.625% APL Senior Notes on September 18, 2013 and the exchange offer was completed on October 16, 2013.  Pursuant to the terms of the registration rights agreement, because the exchange offer was not consummated within the required timeframe, APL incurred a 0.25% interest penalty from September 23, 2013 through consummation of the exchange offer on October 16, 2013.

The APL Senior Notes are subject to repurchase by APL at a price equal to 101% of their principal amount, plus accrued and unpaid interest, upon a change of control or upon certain asset sales if APL does not reinvest the net proceeds within 360 days. The APL Senior Notes are junior in right of payment to APL’s secured debt, including its obligations under its revolving credit facility.

Indentures governing the APL Senior Notes contain covenants, including limitations on APL’s ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all its assets. APL was in compliance with these covenants as of September 30, 2013.

Atlas Pipeline Senior Notes Redemptions

On March 12, 2013, APL paid $105.6 million to redeem the remaining $97.3 million outstanding 8.75% APL Senior Notes due 2018 plus a $6.3 million premium and $2.0 million in accrued interest. APL funded the redemption with a portion of the net proceeds from the issuance of the 5.875% APL Senior Notes due 2023. During the nine months ended September 30, 2013, APL recognized a loss of $26.6 million within loss on early extinguishment of debt on our consolidated statements of operations, related to the redemption of the 8.75% APL Senior Notes. The loss includes $17.5 million premiums paid, $8.0 million consent payment and a $5.3 million write-off of deferred financing costs, partially offset by $4.2 million of unamortized premium recognized.

On January 28, 2013, APL commenced a cash tender offer for any and all of its outstanding $365.8 million 8.75% APL Senior Notes, excluding unamortized premium, and a solicitation of consents to eliminate most of the restrictive covenants and certain of the events of default contained in the indenture governing the 8.75% APL Senior Notes (“8.75% APL Senior Notes Indenture”). Approximately $268.4 million aggregate principal amount of the 8.75% APL Senior Notes were validly tendered as of the expiration date of the consent solicitation. In February 2013, APL accepted for purchase all 8.75% APL Senior Notes validly tendered as of the expiration of the consent solicitation and paid $291.4 million to redeem the $268.4 million principal plus $11.2 million premium, $3.7 million accrued interest and $8.0 million consent payment. APL entered into a supplemental indenture amending and supplementing the 8.75% APL Senior Notes Indenture. APL also redeemed all the 8.75% APL Senior Notes not purchased in connection with the tender offer.

ISSUANCE OF UNITS

We recognize gains on ARP’s and APL’s equity transactions as credits to partners’ capital on our consolidated balance sheets rather than as income on our consolidated statements of operations. These gains represent our portion of the excess net offering price per unit of each of ARP’s and APL’s common units over the book carrying amount per unit.

Atlas Energy

In July 2013, in connection with the closing of ARP’s EP Energy Acquisition (see “Recent Developments”), we purchased 3,746,986 of ARP’s newly created Class C convertible preferred units, at a negotiated price per unit of $23.10, for proceeds of $86.6 million.  The Class C preferred units were offered and sold in a private transaction exempt from registration under Section 4(2) of the Securities Act. The Class C preferred units pay cash distributions in an amount equal to the greater of (i) $0.51 per unit and (ii) the distributions payable on each common unit at each declared quarterly distribution date. The initial Class C preferred distribution was paid for the quarter ended September 30, 2013. The Class C preferred units have no voting rights, except as set forth in the certificate of designation for the Class C preferred units, which provides, among other things, that the affirmative vote of 75% of the Class C Preferred Units is required to repeal such certificate of designation. Holders of the Class C preferred units have the right to convert the Class C preferred units on a one-for-one basis, in whole or in part, into common units at any time before July 31, 2016. Unless previously converted, all Class C preferred units will convert into common units on July 31, 2016. Upon issuance of the Class C preferred units, we, as purchaser of the Class C preferred units, received 562,497 warrants to purchase ARP’s common units at an exercise price equal to the face value of the Class C preferred units. The warrants were exercisable beginning October 29, 2013 into an equal number of ARP common units, at an exercise price of $23.10 per unit, subject to adjustments provided therein. The warrants will expire on July 31, 2016.

Atlas Resource Partners

Equity Offerings

Issuance of Preferred Units. In July 2013, in connection with ARP’s EP Energy Acquisition, ARP issued 3,749,986 newly created Class C convertible preferred units to us, at a negotiated price per unit of $23.10, for proceeds of $86.6 million. The Class C preferred units were issued with 562,497 warrants to purchase ARP common units at an exercise price of $23.10 at our option beginning on October 29, 2013.  The warrants will expire on July 31, 2016. The Class C preferred units were offered and sold in a private transaction exempt from registration under Section 4 (2) of the Securities Act.

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

In June 2013, in connection with the EP Acquisition, ARP sold an aggregate of 14,950,000 of its common limited partner units (including a 1,950,000 over-allotment) in a public offering at a price of $21.75 per unit, yielding net proceeds of approximately $313.1 million. ARP utilized the net proceeds from the sale to repay the outstanding balance under its revolving credit facility.

In May 2013, ARP entered into an equity distribution program with Deutsche Bank Securities Inc., as representative of several banks. Pursuant to the equity distribution program, ARP may sell, from time to time through the agents, common units having an aggregate offering price of up to $25.0 million. Sales of common limited partner units, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the New York Stock Exchange, the existing trading market for the common limited partner units, or sales made to or through a market maker other than on an exchange or through an electronic communications network. ARP will pay each of the agents a commission, which in each case shall not be more than 2.0% of the gross sales price of common limited partner units sold through such agent. During the nine months ended September 30, 2013, ARP issued 309,174 common limited partner units under the equity distribution program for net proceeds of $7.0 million, net of $0.4 million in commissions paid. No common limited partner units were issued under the equity distribution program during the three months ended September 30, 2013. ARP utilized the net proceeds from the sale to repay borrowings outstanding under its revolving credit facility.

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

In July 2012, ARP completed the acquisition of certain proved reserves and associated assets in the Barnett Shale from Titan in exchange for 3.8 million of ARP’s common units and 3.8 million newly-created ARP convertible Class B preferred units (which have an estimated collective value of $193.2 million, based upon the closing price of ARP’s publicly traded common units as of the acquisition closing date), as well as $15.4 million in cash for closing adjustments. The Class B preferred units are voluntarily convertible to common units on a one-for-one basis within three years of the acquisition closing date at a strike price of $26.03 plus all unpaid preferred distributions per unit, and will be mandatorily converted to common units on the third anniversary of the issuance. While outstanding, the preferred units will receive regular quarterly cash distributions equal to the greater of (i) $0.40 and (ii) the quarterly common unit distribution.

ARP entered into a registration rights agreement pursuant to which it agreed to file a registration statement with the SEC by January 25, 2013 to register the resale of the ARP common units issued on the acquisition closing date and those issuable upon conversion of the Class B preferred units. ARP agreed to use its commercially reasonable efforts to have the registration statement declared effective by March 31, 2013, and to cause the registration statement to be continuously effective until the earlier of (i) the date as of which all such common units registered thereunder are sold by the holders and (ii) one year after the date of effectiveness. On September 19, 2012, ARP filed a registration statement with the SEC in satisfaction of the registration requirements of the registration rights agreement, and the registration statement was declared effective by the SEC on October 2, 2012.

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

In connection with the issuance of ARP’s common and preferred units, we recorded a $25.2 million within partners’ capital and a corresponding decrease in non-controlling interests on our consolidated statements of partners’ capital during the nine months ended September 30, 2013.

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

Atlas Pipeline Partners

APL Equity Offerings

In April 2013, APL sold 11,845,000 of its common units at a price to the public of $34.00 per unit, yielding net proceeds of $388.4 million after underwriting commissions and expenses. APL also received a capital contribution from us, as general partner, of $8.3 million to maintain our 2.0% general partnership interest in APL. APL used the proceeds from this offering to fund a portion of the purchase price of the TEAK Acquisition (see “Recent Developments”).

In May 2013, APL issued $400.0 million of its Class D Preferred Units in a private placement transaction, at a negotiated price per unit of $29.75, resulting in net proceeds of $397.7 million pursuant to the Class D preferred unit purchase agreement dated April 16, 2013 (the “Commitment Date”). We, as general partner, contributed $8.2 million to maintain our 2.0% general partnership interest in APL, upon the issuance of the Class D Preferred Units. APL used the proceeds to fund a portion of the purchase price of the TEAK Acquisition.

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

The fair value of APL’s common units on the Commitment Date of the Class D Preferred Units was $36.52 per unit, resulting in an embedded beneficial conversion discount on the Class D Preferred Units of $91.0 million. We recognized the fair value of the Class D Preferred Units with the offsetting intrinsic discount within non-controlling interests on our consolidated balance sheet as of September 30, 2013. The discount will be accreted and recognized by APL as imputed dividends over the term of the Class D Preferred Units as a reduction to APL’s net income attributable to the common limited partners and us, as general partner. For the three and nine months ended September 30, 2013, APL recorded $11.4 million and $18.1 million, respectively, within income (loss) attributable to non-controlling interests for the preferred unit imputed dividend effect on our consolidated statements of operations to recognize the accretion of the beneficial conversion discount. APL’s Class D Preferred Units are presented combined with a net $72.9 million unaccreted beneficial conversion discount within non-controlling interests on our consolidated balance sheet at September 30, 2013.

The Class D Preferred Units will receive distributions of additional Class D Preferred Units for the first four full quarterly periods following their issuance, and thereafter will receive distributions in Class D Preferred Units, or cash, or a combination of Class D Preferred Units and cash, at the discretion of us, as general partner. Cash distributions will be paid to the Class D Preferred Unit holders prior to any other distributions of available cash. Distributions will be determined based upon the cash distribution declared each quarter on APL’s common limited partner units plus a preferred yield premium. Class D Preferred Unit distributions, whether in kind units or in cash, will be accounted for as a reduction to APL’s net income attributable to the common limited partners and us, as general partner. For the three and nine months ended September 30, 2013, APL recorded costs related to preferred unit distributions of $9.1 million and $14.4 million, respectively, within income (loss) attributable to non-controlling interests on our consolidated statements of operations. During the three and nine months ended September 30, 2013, APL distributed 138,598 Class D Preferred Units to the holders of the Class D Preferred Units as a distribution for the quarter ended June 30, 2013.

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

APL has an equity distribution program with Citigroup Global Markets, Inc. (“Citigroup”). Pursuant to this program, APL may offer and sell from time to time through Citigroup, as its sales agent, common units having an aggregate value of up to $150.0 million. Sales of common limited partner units, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the New York Stock Exchange, the existing trading market for the common limited partner units, or sales made to or through a market maker other than on an exchange or through an electronic communications network. APL will pay Citigroup a commission, which in each case shall not be more than 2.0% of the gross sales price of common limited partner units sold. During the three and nine months ended September 30, 2013, APL issued 1,722,800 and 2,863,080 common units, respectively, under the equity distribution program for net proceeds of $63.7 million and $102.7 million, net of $1.3 million and $2.1 million, respectively, in commission incurred from Citigroup. APL also received capital contributions from us of $1.3 million and $2.1 million during the three and nine months ended September 30, 2013, respectively, to maintain our 2.0% general partner interest in APL. APL utilized the net proceeds from the common unit offering for general partnership purposes.

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

In connection with the issuance of APL’s common units during the nine months ended September 30, 2013, we recorded an $11.5 million gain within partner’s capital and a corresponding decrease in non-controlling interests on our consolidated statement of partners’ capital during the nine months ended September 30, 2013.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires making estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenue and expenses during the reporting period. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our financial position, results of operations or cash flows. Significant items that are subject to such estimates and assumptions include revenue and expense accruals, depletion, depreciation and amortization, asset impairment, fair value of derivative instruments, the probability of forecasted transactions and the allocation of purchase price to the fair value of assets acquired. A discussion of the significant accounting policies we have adopted and followed in the preparation of our consolidated financial statements was included in our Annual Report on Form 10-K/A for the year ended December 31, 2012, and we summarize our significant accounting policies within our consolidated financial statements included in Note 2 under “Item 1: Financial Statements” included in this report. The critical accounting policies and estimates we have identified are discussed below.

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

Long-lived assets, other than goodwill and intangibles with infinite lives, generally consist of natural gas and oil properties and pipeline, processing and compression facilities and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. A long-lived asset, other than goodwill and intangibles with infinite lives, is considered to be impaired when the undiscounted net cash flows expected to be generated by the asset are less than its carrying amount. The undiscounted net cash flows expected to be generated by the asset are based upon our estimates that rely on various assumptions, including natural gas and oil prices, production and operating expenses. Any significant variance in these assumptions could materially affect the estimated net cash flows expected to be generated by the asset. As discussed in “General Trends and Outlook”, recent increases in natural gas drilling have driven an increase in the supply of natural gas and put a downward pressure on domestic prices. Further declines in natural gas prices may result in additional impairment charges in future periods.

There were no impairments of proved or unproved gas and oil properties recorded for the three and nine months ended September 30, 2013 and 2012. During the year ended December 31, 2012, ARP recognized $9.5 million of asset impairments related to gas and oil properties within property, plant and equipment on our consolidated balance sheet for shallow natural gas wells in the Antrim and Niobrara Shales. These impairments related to the carrying amount of these gas and oil properties being in excess of ARP’s estimate of their fair values at December 31, 2012. The estimate of fair value of these gas and oil properties was impacted by, among other factors, the deterioration of natural gas prices at the date of measurement.

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

There were no goodwill impairments recognized by us during the three and nine months ended September 30, 2013 and 2012.

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

Of the $61.8 million and $51.3 million of net derivative assets at September 30, 2013 and December 31, 2012, respectively, APL had net derivative assets of $2.7 million and $23.1 million at September 30, 2013 and December 31, 2012, respectively, that were classified as Level 3 fair value measurements which rely on subjective forward developed price curves. Holding all other variables constant, a 10% change in the price APL utilized in calculating the fair value of derivatives at September 30, 2013 would have resulted in a $0.9 million non-cash change, excluding the effect of non-controlling interests, to net income for the nine months ended September 30, 2013.

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

During the three months ended September 2013, we completed the Arkoma Acquisition and ARP completed the EP Energy Acquisition. During the nine months ended September 30, 2013, APL completed the TEAK Acquisition.  During the year ended December 31, 2012, ARP completed the acquisitions of certain oil and gas assets from Carrizo, certain proved reserves and associated assets from Titan and the DTE Acquisition, while APL completed the Cardinal Acquisition. The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair values of natural gas and oil properties were measured using a discounted cash flow model, which considered the estimated remaining lives of the wells based on reserve estimates, future operating and development costs of the assets, as well as the respective natural gas, oil and natural gas liquids forward price curves. The fair values of the asset retirement obligations were measured under our and ARP’s existing methodology for recognizing an estimated liability for the plugging and abandonment of our and its gas and oil wells (see “Item 1: Financial Statements—Note 7”). These inputs require significant judgments and estimates by our, ARP’s and APL’s management at the time of the valuation and are subject to change.

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

Any significant variance in the assumptions utilized in the calculation of reserve estimates could materially affect the estimated quantity of reserves. As a result, estimates of proved natural gas and oil reserves are inherently imprecise. Actual future production, natural gas and oil prices, revenues, development expenditures, operating expenses and quantities of recoverable natural gas and oil reserves may vary substantially from our estimates or estimates contained in the reserve reports and may affect our and ARP’s ability to pay amounts due under our and ARP’s credit facilities or cause a reduction in our or ARP’s credit facilities. In addition, proved reserves may be subject to downward or upward revision based upon production history, results of future exploration and development, prevailing natural gas and oil prices, mechanical difficulties, governmental regulation and other factors, many of which are beyond our control. Reserves and their relation to estimated future net cash flows impact the calculation of impairment and depletion of oil and gas properties. Adjustments to quarterly depletion rates, which are based upon a units of production method, are made concurrently with changes to reserve estimates. Generally, an increase or decrease in reserves without a corresponding change in capitalized costs will have a corresponding inverse impact to depletion expense.

Asset Retirement Obligations

We and our subsidiaries estimate the cost of future dismantlement, restoration, reclamation and abandonment of our operating assets.

We and ARP recognize an estimated liability for the plugging and abandonment of gas and oil wells and related facilities. We and ARP also recognize a liability for future asset retirement obligations if a reasonable estimate of the fair value of that liability can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. We and ARP also consider the estimated salvage value in the calculation of depreciation, depletion and amortization.

The estimated liability is based on historical experience in plugging and abandoning wells, estimated remaining lives of those wells based on reserve estimates, external estimates as to the cost to plug and abandon the wells in the future and federal and state regulatory requirements. The liability is discounted using an assumed credit-adjusted risk-free interest rate. Asset removal technologies and costs are constantly changing, as are regulatory, political, environmental, safety and public relations considerations. Since there are many variables in estimating asset retirement obligations, we and ARP attempt to limit the impact of management’s judgment on certain of these variables by developing a standard cost estimate based on historical costs and industry quotes updated annually. Revisions to the liability could occur due to changes in estimates of plugging and abandonment costs or remaining lives of the wells, or if federal or state regulators enact new plugging and abandonment requirements. Neither we nor ARP have any assets legally restricted for purposes of settling asset retirement obligations. Except for gas and oil properties, there are no other material retirement obligations associated with our and ARP’s tangible long lived assets.

Atlas Pipeline

APL performs ongoing analysis of asset removal and site restoration costs that it may be required to perform under law or contract once an asset has been permanently taken out of service. APL has property, plant and equipment at locations owned by APL and at sites leased or under right of way agreements. APL is under no contractual obligation to remove the assets at locations it owns. In evaluating its asset retirement obligation, APL reviews its lease agreements, right of way agreements, easements and permits to determine which agreements, if any, require an asset removal and restoration obligation. Determination of the amounts to be recognized is based upon numerous estimates and assumptions, including expected settlement dates, future retirement costs, future inflation rates and the credit-adjusted-risk-free interest rates. However, APL was not able to reasonably measure the fair value of the asset retirement obligation as of September 30, 2013 and December 31, 2012 because the settlement dates were indeterminable. Any cost incurred in the future to remove assets and restore sites will be expensed as incurred.

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

We and our subsidiaries are exposed to various market risks, principally fluctuating interest rates and changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We and our subsidiaries manage these risks through regular operating and financing activities and periodic use of derivative financial instruments such as forward contracts and interest rate cap and swap agreements. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on September 30, 2013. Only the potential impact of hypothetical assumptions was analyzed. The analysis does not consider other possible effects that could impact our and our subsidiaries’ business.

Current market conditions elevate our and our subsidiaries’ concern over counterparty risks and may adversely affect the ability of these counterparties to fulfill their obligations to us, if any. The counterparties related to our and our subsidiaries’ commodity derivative contracts are banking institutions or their affiliates, who also participate in our, ARP’s and APL’s revolving credit facilities. The creditworthiness of our and our subsidiaries’ counterparties is constantly monitored, and we and our subsidiaries currently believe them to be financially viable. We and our subsidiaries are not aware of any inability on the part of their counterparties to perform under their contracts and believe our and our subsidiaries’ exposure to non-performance is remote.

Interest Rate Risk. At September 30, 2013, we had $240.0 million of outstanding borrowings under our term loan facility, ARP had $425.0 million of outstanding borrowings under its revolving credit facility and APL had $100.0 million of outstanding borrowings under its senior secured revolving credit facility. At September 30, 2013, we had no borrowings outstanding under our revolving credit facility. Holding all other variables constant, a hypothetical 100 basis-point or 1% change in variable interest rates would change our consolidated interest expense for the twelve-month period ending September 30, 2014 by $7.7 million, excluding the effect of non-controlling interests.

Commodity Price Risk. Our and our subsidiaries’ market risk exposures to commodities are due to the fluctuations in the commodity prices and the impact those price movements have on our and our subsidiaries’ financial results. To limit the exposure to changing commodity prices, we and our subsidiaries use financial derivative instruments, including financial swap and option instruments, to hedge portions of future production. The swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying commodities are sold. Under these swap agreements, we and our subsidiaries receive or pay a fixed price and receive or remit a floating price based on certain indices for the relevant contract period. Option instruments are contractual agreements that grant the right, but not the obligation, to purchase or sell commodities at a fixed price for the relevant period.

Holding all other variables constant, including the effect of commodity derivatives, a 10% change in average commodity prices would result in a change to our consolidated operating income for the twelve-month period ending September 30, 2014 of approximately $6.4 million, net of non-controlling interests.

Realized pricing of natural gas, oil, and natural gas liquids production is primarily driven by the prevailing worldwide prices for crude oil and spot market prices applicable to United States natural gas, oil and natural gas liquids production. Pricing for natural gas, oil and natural gas liquids production has been volatile and unpredictable for many years. To limit our and our subsidiaries’ exposure to changing natural gas, oil and natural gas liquids prices, we enter into natural gas and oil, swap, put options and costless collar option contracts. At any point in time, such contracts may include regulated NYMEX futures and options contracts and non-regulated over-the-counter (“OTC”) futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas. OTC contracts are generally financial contracts which are settled with financial payments or receipts and generally do not require delivery of physical hydrocarbons. Crude oil contracts are based on a West Texas Intermediate (“WTI”) index. Natural gas liquids contracts are based on an OPIS Mt. Belvieu index. These contracts have qualified and been designated as cash flow hedges and been recorded at their fair values.

At September 30, 2013, we had the following commodity derivatives:

Natural Gas Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(MMBtu)(1)	(per MMBtu)(1)
2014	750,000	$4.058
2014	2,760,000	$4.177
2015	2,280,000	$4.302
2016	1,440,000	$4.433
2017	1,200,000	$4.590
2018	420,000	$4.797

(1)	“MMBtu” represents million British Thermal Units.

At September 30, 2013, ARP had the following commodity derivatives:

Natural Gas Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(MMBtu)(1)	(per MMBtu)(1)
2013	15,597,400	$3.909
2014	60,153,000	$4.152
2015	50,274,500	$4.240
2016	43,946,300	$4.318
2017	24,840,000	$4.532
2018	3,960,000	$4.716

Natural Gas Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap
		(MMBtu)(1)	(per MMBtu)(1)
2013	Puts purchased	1,380,000	$4.395
2013	Calls sold	1,380,000	$5.443
2014	Puts purchased	3,840,000	$4.221
2014	Calls sold	3,840,000	$5.120
2015	Puts purchased	3,480,000	$4.234
2015	Calls sold	3,480,000	$5.129

Natural Gas Put Options – Drilling Partnerships

Production Period Ending December 31,	Option Type	Volumes	Average Fixed Price
		(MMBtu)(1)	(per MMBtu)(1)
2013	Puts purchased	540,000	$3.450
2014	Puts purchased	1,800,000	$3.800
2015	Puts purchased	1,440,000	$4.000
2016	Puts purchased	1,440,000	$4.150

Natural Gas Liquids Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Bbl)(1)	(per Bbl)(1)
2013	36,000	$93.656
2014	105,000	$91.571
2015	96,000	$88.550
2016	84,000	$85.651
2017	60,000	$83.780

Natural Gas Liquids Ethane Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Gal)(1)	(per Gal)(1)
2014	2,520,000	$0.303

Natural Gas Liquids Propane Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Gal)(1)	(per Gal)(1)
2013	3,864,000	$1.084
2014	11,592,000	$0.996

Crude Oil Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Bbl)(1)	(per Bbl)(1)
2013	170,200	$93.738
2014	552,000	$92.668
2015	567,000	$88.144
2016	225,000	$85.523
2017	132,000	$83.305

Crude Oil Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap
		(Bbl)(1)	(per Bbl)(1)
2013	Puts purchased	20,000	$90.000
2013	Calls sold	20,000	$116.396
2014	Puts purchased	41,160	$84.169
2014	Calls sold	41,160	$113.308
2015	Puts purchased	29,250	$83.846
2015	Calls sold	29,250	$110.654

(1)	“MMBtu” represents million British Thermal Units; “Bbl” represents barrels; “Gal” represents gallons.

As of September 30, 2013, APL had the following commodity derivatives:

Fixed Price Swaps

Production Period	Purchased/ Sold	Commodity	Volumes(1)	Average Fixed Price
Natural Gas
2013	Sold	Natural Gas	1,570,000	$3.752
2014	Sold	Natural Gas	12,600,000	$3.983
2015	Sold	Natural Gas	15,160,000	$4.235
2016	Sold	Natural Gas	3,750,000	$4.399

Natural Gas Liquids
2013	Sold	Natural Gas Liquids	18,774,000	$1.200
2014	Sold	Natural Gas Liquids	75,978,000	$1.185
2015	Sold	Natural Gas Liquids	27,216,000	$1.097

Crude Oil
2013	Sold	Crude Oil	75,000	$96.660
2014	Sold	Crude Oil	312,000	$92.368
2015	Sold	Crude Oil	60,000	$85.130

Options

Production Period	Purchased/ Sold	Type	Commodity	Volumes(1)	Average Strike Price
Natural Gas
2014	Purchased	Put	Natural Gas	600,000	$4.125

Natural Gas Liquids
2013	Purchased	Put	Natural Gas Liquids	11,844,000	$1.900
2014	Purchased	Put	Natural Gas Liquids	4,410,000	$1.001
2015	Purchased	Put	Natural Gas Liquids	1,890,000	$0.901

Crude Oil
2013	Purchased	Put	Crude Oil	75,000	$100.100
2014	Purchased	Put	Crude Oil	448,500	$94.685
2015	Purchased	Put	Crude Oil	270,000	$89.175

(1)	Volumes for natural gas are stated in MMBtu’s. Volumes for NGLs are stated in gallons. Volumes for crude oil are stated in barrels.

ITEM 4:	CONTROLS AND PROCEDURES

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

Under the supervision of our general partner’s Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the nine months ended September 30, 2013, ARP completed the acquisition of certain assets from EP Energy and APL acquired 100% the outstanding ownership interests in TEAK (see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Recent Developments”). We are continuing to integrate these systems’ historical internal controls over financial reporting with our existing internal controls over financial reporting. This integration may lead to changes in our or the acquired systems’ historical internal controls over financial reporting in future fiscal reporting periods.

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

The lawsuit alleged that CNX entered into a Letter of Intent with Miller Energy Resources, Inc. (“Miller Energy”), for the purchase by CNX of certain leasehold interests containing oil and natural gas rights, representing around 30,000 acres in East Tennessee. The lawsuit also alleged that Miller Energy breached the Letter of Intent by refusing to close by the date provided and by allegedly entertaining offers from third parties for the same leasehold interests. Allegations of inducement of breach of contract and related claims were made by CNX against the remaining defendants, on the theory that these parties knew of the terms of the Letter of Intent and induced Miller Energy to breach the Letter of Intent. CNX was seeking $15.5 million in damages. We asserted that we acted in good faith and believed that the outcome of the litigation would be resolved in our favor.

In early September 2013, Atlas Energy Tennessee, LLC, was dismissed as a party on jurisdictional grounds.

We and our subsidiaries are also parties to various routine legal proceedings arising out of the ordinary course of our business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

ITEM 6:	EXHIBITS

Exhibit No.	Description
2.1

Purchase and Sale Agreement, dated as of June 9, 2013, by and among EP Energy E&P Company, L.P., EPE Nominee Corp. and Atlas Resource Partners, L.P. The schedules to the Purchase and Sale Agreement have been omitted pursuant to Item 601(b) of Regulation S-K. A copy of the omitted schedules will be furnished to the U.S. Securities and Exchange Commission supplementally upon request. (47)

2.2	Assignment & Assumption Agreement, dated as of June 9, 2013, between Atlas Resource Partners, L.P. and Atlas Energy, L.P. (50)

3.1(a)	Certificate of Limited Partnership of Atlas Pipeline Holdings, L.P.(1)

3.1(b)	Certificate of Amendment of Limited Partnership of Atlas Pipeline Holdings, L.P.(13)

3.1(c)	Amendment to Certificate of Limited Partnership of Atlas Energy, L.P. (5)

3.2(a)	Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Holdings, L.P.(13)

3.2(b)	Amendment No. 1 to Second Amended and Restated Limited Partnership Agreement of Atlas Pipeline Holdings, L.P.(13)

3.2(c)	Amendment No. 2 to Second Amended and Restated Limited Partnership Agreement of Atlas Energy, L.P. (5)

4.1	Specimen Certificate Representing Common Units(1)

10.1	Second Amended and Restated Limited Liability Company Agreement of Atlas Pipeline Holdings GP, LLC. (13)

10.2(a)	Amended and Restated Limited Liability Company Agreement of Atlas Pipeline Partners GP, LLC(1)

10.2(b)	Second Amended and Restated Limited Liability Company Agreement of Atlas Pipeline Partners GP, LLC(54)

10.3(a)	Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(1)

10.3(b)	Amendment No. 2 to Second Amendment and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(4)

10.3(c)	Amendment No. 3 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(6)

10.3(d)	Amendment No. 4 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(6)

10.3(e)	Amendment No. 5 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(6)

10.3(f)	Amendment No. 6 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(7)

10.3(g)	Amendment No. 7 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(8)

10.3(h)	Amendment No. 8 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(9)

10.3(i)	Amendment No. 9 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(14)

10.3(j)	Amendment No. 10 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P. (39)

10.4

Atlas Pipeline Partners, L.P.’s Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions thereof of Class D Convertible Preferred Units, dated as of May 7, 2013(39)

Exhibit No.	Description
10.5(a)	Amended and Restated Limited Liability Company Agreement of Atlas Resource Partners GP, LLC (33)

10.5(b)	Second Amended and Restated Limited Liability Company Agreement of Atlas Resource Partners GP, LLC (53)

10.6(a)	Amended and Restated Limited Partnership Agreement of Atlas Resource Partners, L.P.(28)

10.6(b)	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Atlas Resource Partners, L.P. dated as of July 25, 2012(17)

10.6(c)	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Atlas Resource Partners, L.P. dated as of July 31, 2013(44)

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

10.9(a)	Long-Term Incentive Plan(6)

10.9(b)	Amendment No. 1 to Long-Term Incentive Plan(15)

10.10	Form of Phantom Grant under 2006 Long-Term Incentive Plan

10.11	2010 Long-Term Incentive Plan(16)

10.12	Form of Phantom Unit Grant under 2010 Long-Term Incentive Plan(32)

10.13	Form of Stock Option Grant under 2010 Long-Term Incentive Plan(32)

10.14	Amended and Restated Credit Agreement, dated July 31, 2013 among Atlas Energy, L.P., the lenders party thereto and Wells Fargo Bank, NA as administrative agent(45)

10.15	Secured Term Loan Credit Agreement, dated July 31, 2013 among Atlas Energy, L.P., the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent(45)

10.16

Intercreditor Agreement, dated July 31, 2013 among Atlas Energy, L.P., the grantors party thereo, Wells Fargo Bank, NA as revolving facility administrative agent and Deutsche Bank AG, New York Branch, as term facility administrative agent(45)

10.17(a)

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

10.23	Employment Agreement between Atlas Energy, L.P. and Edward E. Cohen dated as of May 13, 2011(12)

10.24	Employment Agreement between Atlas Energy, L.P. and Jonathan Z. Cohen dated as of May 13, 2011(12)

10.25	Employment Agreement between Atlas Energy, L.P. and Eugene N. Dubay dated as of November 4, 2011(21)

10.26	Employment Agreement between Atlas Energy, L.P. and Matthew A. Jones dated as of November 4, 2011(32)

10.27	Employment Agreement between Atlas Energy, L.P. and Daniel Herz dated as of November 4, 2011

10.28	Employment Agreement between Atlas Energy, L.P., Atlas Pipeline Partners, L.P. and Patrick J. McDonie dated as of July 3, 2012 (35)

10.29	Letter Agreement, by and between Atlas Pipeline Partners, L.P. and Atlas Pipeline Holdings, L.P., dated November 8, 2010(21)

10.30	Non-Competition and Non-Solicitation Agreement, by and between Chevron Corporation and Edward E. Cohen, dated as of November 8, 2010(22)

10.31	Non-Competition and Non-Solicitation Agreement, by and between Chevron Corporation and Jonathan Z. Cohen, dated as of November 8, 2010(22)

10.32	Second Amended and Restated Credit Agreement dated July 31, 2013 among Atlas Resource Partners, L.P., the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent for the lenders(44)

10.33(a)	Credit Agreement, dated as of March 5, 2012, among Atlas Resource Partners, L.P. and Wells Fargo Bank, N.A., as administrative agent for the Lenders (30)

Exhibit No.	Description
10.33(b)	First Amendment to Credit Agreement, dated as of April 30, 2012, between Atlas Resource Partners, L.P. and Wells Fargo Bank, N.A., as administrative agent for the Lenders (31)

10.33(c)	Second Amendment to Amended and Restated Credit Agreement, dated as of July 26, 2012, between Atlas Resource Partners, L.P. and Wells Fargo Bank, N.A., as administrative agent for the Lenders (17)

10.33(d)	Third Amendment to Amended and Restated Credit Agreement dated as of December 20, 2012(36)

10.33(e)	Fourth Amendment to Amended and Restated Credit Agreement dated as of January 11, 2013(37)

10.33(f)	Fifth Amendment to Amended and Restated Credit Agreement dated as of May 30, 2013(51)

10.34

Secured Hedge Facility Agreement dated as of March 5, 2012 among Atlas Resources, LLC, the participating partnerships from time to time party thereto, the hedge providers from time to time party thereto and Wells Fargo Bank, N.A., as collateral agent for the hedge providers(30)

10.35	Atlas Resource Partners, L.P. 2012 Long-Term Incentive Plan(28)

10.36	Atlas Pipeline Partners, L.P. Long-Term Incentive Plan (27)

10.37	Atlas Pipeline Partners, L.P. Amended and Restated 2010 Long-Term Incentive Plan(20)

10.38	Registration Rights Agreement, dated as of April 30, 2012, among Atlas Resource Partners, L.P. and the various parties listed therein(31)

10.39	Registration Rights Agreement, dated as of July 25, 2012, among Atlas Resource Partners, L.P. and the various parties listed therein(17)

10.40	Registration Rights Agreement, dated as of January 23, 2013 among Atlas Energy Holdings Operating Company, LLC, Atlas Resource Finance Corporation and the initial purchasers named therein(10)

10.41

Registration Rights Agreement, dated May 16, 2012, between Atlas Pipeline Partners, L.P., Wells Fargo Bank, National Association and the lenders named in the Credit Agreement dated May 16, 2012 by and among Atlas Energy, L.P. and the lenders named therein(35)

10.42	Equity Distribution Agreement dated November 5, 2012, by and between Atlas Pipeline Partners, L.P. and Citigroup Global Markets Inc.(43)

10.43

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

10.44

Registration Rights Agreement, dated February 11, 2013, by and among Atlas Pipeline Partners, L.P., Atlas Pipeline Finance Corporation, the subsidiaries named therein, and the initial purchasers listed therein(38)

10.45	Class D Preferred Unit Purchase Agreement, dated as of April 16, 2013, among Atlas Pipeline Partners, L.P. and the various purchasers party thereto(29)

10.46	Registration Rights Agreement, dated May 7, 2013, by and among Atlas Pipeline Partners, L.P. and the purchasers named therein(39)

10.47

Purchase and Sale Agreement, dated as of June 9, 2013, by and among EP Energy E&P Company, L.P., EPE Nominee Corp. and Atlas Resource Partners, L.P. The schedules to the Purchase and Sale Agreement have been omitted pursuant to Item 601(b) of Regulation S-K. A copy of the omitted schedules will be furnished to the U.S. Securities and Exchange Commission supplementally upon request.(47)

10.48	Warrant to Purchase Common Units(44)

10.49	Distribution Agreement dated as of May 10, 2013, between Atlas Resource Partners, L.P. and Deutsche Bank Securities Inc., as representative of the several agents(48)

10.50	Class C Preferred Unit Purchase Agreement, dated as of June 9, 2013, between Atlas Resource Partners, L.P. and Atlas Energy, L.P. (50)

Exhibit No.	Description

10.51	Indenture dated as of July 30, 2013, by and between Atlas Resource Escrow Corporation and Wells Fargo Bank, National Association(49)

10.52

Supplemental Indenture dated as of July 31, 2013, by and among Atlas Resource Partners, L.P., Atlas Energy Holdings Operating Company, LLC, Atlas Resource Finance Corporation, the guarantors named therein and Wells Fargo Bank, National Association(49)

10.53

Registration Rights Agreement dated as of July 31, 2013, by and among Atlas Resource Partners, L.P., Atlas Energy Holdings Operating Company, LLC, Atlas Resource Finance Corporation, the guarantors named therein and Deutsche Bank Securities, Inc., for itself and on behalf of the Initial Purchasers(49)

10.54	Registration Rights Agreement dated as of July 31, 2013 by and among Atlas Energy, L.P. and Atlas Resource Partners, L.P. (44)

10.55	Registration Rights Agreement dated May 7, 2013, among Atlas Pipeline Partners, L.P. and the purchasers named therein(52)

10.56	Indenture dated as of May 10, 2013, by and among Atlas Pipeline Partners, L.P., Atlas Pipeline Finance Corporation, the subsidiaries named therein and U.S. Bank National Association(46)

10.57

Registration Rights Agreement, dated May 10, 2013, by and among Atlas Pipeline Partners, L.P., Atlas Pipeline Finance Corporation, the guarantors named therein and Citigroup Global Markets, Inc. for itself and on behalf of the initial purchasers(46)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification

31.2	Rule 13(a)-14(a)/14(d)-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	XBRL Instance Document(55)

101.SCH	XBRL Schema Document(55)

101.CAL	XBRL Calculation Linkbase Document(55)

101.LAB	XBRL Label Linkbase Document(55)

101.PRE	XBRL Presentation Linkbase Document(55)

101.DEF	XBRL Definition Linkbase Document(55)

(1)	Previously filed as an exhibit to the registration statement on Form S-1 (File No. 333-130999).
(2)	Previously filed as an exhibit to current report on Form 8-K filed May 21, 2012.
(3)	Previously filed as an exhibit to current report on Form 8-K filed on March 4, 2013.
(4)	Previously filed as an exhibit to current report on Form 8-K filed July 30, 2007.
(5)	Previously filed as an exhibit to current report on Form 8-K filed December 13, 2011.
(6)	Previously filed as an exhibit to annual report on Form 10-K for the year ended December 31, 2008.
(7)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended March 31, 2009.
(8)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on April 2, 2010.
(9)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on July 7, 2010.
(10)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on January 25, 2013.
(11)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on April 23, 2013.
(12)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended March 31, 2011.
(13)	Previously filed as an exhibit to current report on Form 8-K filed on February 24, 2011.
(14)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on December 13, 2011.
(15)	Previously filed as an exhibit to annual report on Form 10-K for the year ended December 31, 2010.
(16)	Previously filed as an exhibit to current report on Form 8-K filed on November 12, 2010.
(17)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on July 26, 2012.

(18)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on May 31, 2012.
(19)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on September 1, 2010.
(20)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s quarterly report on Form 10-Q filed on March 31, 2011.
(21)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended September 30, 2011.
(22)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended March 31, 2011.
(23)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on December 23, 2010.
(24)	Previously filed as an exhibit to current report on Form 8-K filed on March 25, 2011.
(25)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s quarterly report on Form 10-Q for the quarter ended March 31, 2011.
(26)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on July 11, 2011.
(27)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s annual report on Form 10-K for the year ended December 31, 2009.
(28)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on March 14, 2012.
(29)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on April 17, 2013.
(30)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on March 7, 2012.
(31)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on May 1, 2012.
(32)	Previously filed as an exhibit to annual report on Form 10-K for the year ended December 31, 2011.
(33)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s quarterly report on Form 10-Q for the quarter ended March 31, 2012.
(34)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on December 13, 2012.
(35)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s quarterly report on Form 10-Q for the quarter ended September 30, 2012.
(36)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on December 26, 2012.
(37)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on January 11, 2013.
(38)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on February 12, 2013.
(39)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on May 8, 2013.
(40)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s quarterly report on Form 10-Q for the quarter ended September 30, 2012.
(41)	Intentionally omitted.
(42)	Intentionally omitted.
(43)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on November 6, 2012.
(44)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on August 6, 2013.
(45)	Previously filed as an exhibit to current report on Form 8-K filed on August 6, 2013.
(46)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on May 13, 2013.
(47)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on June 10, 2013.
(48)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on May 10, 2013.
(49)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on August 2, 2013.
(50)	Previously filed as an exhibit to current report on Form 8-K filed on June 13, 2013.
(51)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on May 31, 2013.
(52)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on May 8, 2013.
(53)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s quarterly report on Form 10-Q for the quarter ended September 30, 2013.
(54)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P. quarterly report on Form 10-Q for the quarter ended September 30, 2013.
(55)

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

ATLAS ENERGY, L.P.
By: Atlas Energy GP, LLC, its General Partner

Date: November 8, 2013	By:	/S/ EDWARD E. COHEN
Edward E. Cohen
Chief Executive Officer and President of the General Partner

Date: November 8, 2013	By:	/S/ SEAN P. MCGRATH
Sean P. McGrath
Chief Financial Officer of the General Partner

Date: November 8, 2013	By:	/S/ JEFFREY M. SLOTTERBACK
Jeffrey M. Slotterback
Chief Accounting Officer of the General Partner