Form 10-Q
period 2014-09-30
Atlas Energy, L.P.
filed 2014-11-10
CIK 1347218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of outstanding common units of the registrant on November 6, 2014 was 51,950,274.

ATLAS ENERGY, L.P. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS ENERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	September 30,	December 31,
ASSETS	2014	2013
Current assets:
Cash and cash equivalents	$67,467	$23,501
Accounts receivable	356,990	279,464
Current portion of derivative asset	29,651	2,066
Subscriptions receivable	62,840	47,692
Prepaid expenses and other	49,609	27,612
Total current assets	566,557	380,335
Property, plant and equipment, net	5,861,460	4,910,875
Intangible assets, net	615,576	697,234
Investment in joint ventures	180,602	248,301
Goodwill	397,547	400,356
Long-term derivative asset	38,234	30,868
Other assets, net	133,649	124,672
	$7,793,625	$6,792,641
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current portion of long-term debt	$2,674	$2,924
Accounts payable	221,302	149,279
Liabilities associated with drilling contracts	—	49,377
Accrued producer liabilities	188,994	152,309
Current portion of derivative liability	1,792	17,630
Accrued interest	24,487	47,402
Accrued well drilling and completion costs	100,721	40,899
Accrued liabilities	120,740	87,435
Total current liabilities	660,710	547,255
Long-term debt, less current portion	3,272,315	2,886,120
Deferred income taxes, net	31,771	33,290
Asset retirement obligations	102,991	91,214
Other long-term liabilities	14,707	11,886
Commitments and contingencies
Partners’ Capital:
Common limited partners’ interests	328,212	361,511
Accumulated other comprehensive income	15,744	10,338
	343,956	371,849
Non-controlling interests	3,367,175	2,851,027
Total partners’ capital	3,711,131	3,222,876
	$7,793,625	$6,792,641

See accompanying notes to consolidated financial statements.

ATLAS ENERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Gas and oil production	$130,937	$83,032	$342,456	$176,190
Well construction and completion	61,204	10,964	126,917	92,293
Gathering and processing	726,462	582,961	2,158,701	1,538,970
Administration and oversight	6,177	4,447	12,072	8,923
Well services	6,597	5,023	18,441	14,703
Gain (loss) on mark-to-market derivatives	24,155	(24,517)	9,117	(9,493)
Other, net	8,448	(11,921)	8,465	(5,700)
Total revenues	963,980	649,989	2,676,169	1,815,886
Costs and expenses:
Gas and oil production	52,004	30,586	134,590	64,837
Well construction and completion	53,221	9,534	110,363	80,255
Gathering and processing	619,434	492,691	1,836,438	1,298,300
Well services	2,617	2,386	7,525	7,009
General and administrative	46,162	61,914	150,578	156,446
Depreciation, depletion and amortization	115,241	94,067	326,145	214,313
Total costs and expenses	888,679	691,178	2,565,639	1,821,160

Operating income (loss)	75,301	(41,189)	110,530	(5,274)
Gain (loss) on asset sales and disposal	(728)	(661)	46,146	(3,554)
Interest expense	(43,683)	(38,513)	(125,816)	(91,854)
Loss on early extinguishment of debt	—	—	—	(26,601)
Net income (loss) before tax	30,890	(80,363)	30,860	(127,283)
Income tax benefit	(623)	(817)	(1,519)	(854)
Net income (loss)	31,513	(79,546)	32,379	(126,429)
Loss (income) attributable to non-controlling interests	(40,598)	52,022	(65,412)	78,062
Net loss attributable to common limited partners	$(9,085)	$(27,524)	$(33,033)	$(48,367)
Net loss attributable to common limited partners per unit:
Basic and Diluted	$(0.18)	$(0.54)	$(0.64)	$(0.94)
Weighted average common limited partner units outstanding:
Basic and Diluted	51,913	51,390	51,765	51,380

See accompanying notes to consolidated financial statements.

ATLAS ENERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$31,513	$(79,546)	$32,379	$(126,429)
Other comprehensive income (loss):
Changes in fair value of derivative instruments accounted for as cash flow hedges	70,362	16,438	5,268	35,875
Less: reclassification adjustment for realized (gains) losses of cash flow hedges in net income (loss)	(1,388)	(1,300)	22,703	(4,579)
Total other comprehensive income	68,974	15,138	27,971	31,296
Comprehensive income (loss)	100,487	(64,408)	60,350	(95,133)
Comprehensive (income) loss attributable to non-controlling interests	(90,511)	42,898	(87,977)	57,008
Comprehensive income (loss) attributable to common limited partners	$9,976	$(21,510)	$(27,627)	$(38,125)

See accompanying notes to consolidated financial statements.

ATLAS ENERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands, except unit data)

(Unaudited)

	Common Limited Partners’ Capital		Accumulated Other Comprehensive	Non- Controlling	Total Partners’
	Units	Amount	Income	Interest	Capital
Balance January 1, 2014	51,413,564	$361,511	$10,338	$2,851,027	$3,222,876
Distributions to non-controlling interests	—	—	—	(252,121)	(252,121)
Contributions from Atlas Pipeline Partners, L.P.’s non-controlling interests	—	—	—	10,680	10,680
Net issued and unissued units under incentive plans	535,521	29,181	—	22,922	52,103
Distributions paid to common limited partners	—	(72,981)	—	—	(72,981)
Distribution equivalent rights paid on unissued units under incentive plans	—	(3,678)	—	(4,840)	(8,518)
Distributions payable.	—	—	—	(15,274)	(15,274)
Gain on sale of subsidiary unit issuances	—	47,212	—	(47,212)	—
Non-controlling interests’ capital contributions	—	—	—	714,016	714,016
Other comprehensive income	—	—	5,406	22,565	27,971
Net income (loss)	—	(33,033)	—	65,412	32,379
Balance at September 30, 2014	51,949,085	$328,212	$15,744	$3,367,175	$3,711,131

See accompanying notes to consolidated financial statements.

ATLAS ENERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$32,379	$(126,429)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	326,145	214,313
Amortization of deferred financing costs	13,106	14,392
Non-cash compensation expense	56,495	41,700
(Gain) loss on asset sales and disposal	(46,146)	3,554
Deferred income tax benefit	(1,519)	(854)
Loss on early extinguishment of debt	—	26,601
Distributions paid to non-controlling interests	(256,960)	(175,182)
Equity (income) loss in unconsolidated companies	9,631	(2,103)
Distributions received from unconsolidated companies	6,508	6,129
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other	(140,091)	(59,642)
Accounts payable and accrued liabilities	48,145	(1,869)
Net cash provided by (used in) operating activities	47,693	(59,390)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(635,873)	(533,688)
Net cash paid for acquisitions	(507,093)	(1,777,881)
Net proceeds from asset sales and disposal	130,975	—
Investment in joint ventures	(7,908)	(9,813)
Other	1,094	(6,154)
Net cash used in investing activities	(1,018,805)	(2,327,536)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	1,872,500	1,996,000
Repayments under credit facilities	(1,585,300)	(1,884,425)
Net proceeds from issuance of subsidiary long-term debt	97,386	1,538,887
Repayments of subsidiary long-term debt	—	(365,822)
Net proceeds from subsidiary equity offerings	714,016	1,208,979
Distributions paid to unitholders	(72,981)	(53,949)
Contributions from non-controlling interests	10,680	8,277
Premium paid on retirement of Atlas Pipeline Partners, L.P. long-term debt	—	(25,581)
Deferred financing costs, distribution equivalent rights and other	(21,223)	(42,722)
Net cash provided by financing activities	1,015,078	2,379,644
Net change in cash and cash equivalents	43,966	(7,282)
Cash and cash equivalents, beginning of year	23,501	36,780
Cash and cash equivalents, end of period	$67,467	$29,498

See accompanying notes to consolidated financial statements.

ATLAS ENERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

Atlas Energy, L.P., (the “Partnership” or “Atlas Energy”) is a publicly-traded Delaware master limited partnership (NYSE: ATLS). At September 30, 2014, the Partnership’s operations primarily consisted of its ownership interests in the following:

•

Atlas Resource Partners, L.P. (“ARP”), a publicly-traded Delaware master limited partnership (NYSE: ARP) and an independent developer and producer of natural gas, crude oil and natural gas liquids (“NGL”), with operations in basins across the United States. ARP sponsors and manages tax-advantaged investment partnerships (“Drilling Partnerships”), in which it coinvests, to finance a portion of its natural gas, crude oil and NGL production activities. At September 30, 2014, the Partnership owned 100% of the general partner Class A units, all of the incentive distribution rights, and an approximate 27.7% limited partner interest (20,962,485 common and 3,749,986 Class C preferred limited partner units) in ARP;

•

Atlas Pipeline Partners, L.P. (“APL”), a publicly-traded Delaware master limited partnership (NYSE: APL) and midstream energy service provider engaged in the gathering, processing and treating of natural gas in the mid-continent and southwestern regions of the United States and natural gas gathering services in the Appalachian Basin in the northeastern region of the United States and in the Eagle Ford Shale play in south Texas. At September 30, 2014, the Partnership owned a 2.0% general partner interest, all of the incentive distribution rights, and an approximate 5.5% limited partner interest in APL;

•

Lightfoot Capital Partners, L.P. (“Lightfoot LP”) and Lightfoot Capital Partners GP, LLC (“Lightfoot GP”), the general partner of Lightfoot L.P. (collectively, “Lightfoot”), entities which incubate new master limited partnerships (“MLPs”) and invest in existing MLPs. At September 30, 2014, the Partnership had an approximate 15.9% general partner interest and 12.0% limited partner interest in Lightfoot (see Note 6);

•

Development Subsidiary, a subsidiary partnership that conducts natural gas and oil operations initially in the mid-continent region of the United States, currently in the Marble Falls formation in the Fort Worth Basin and Mississippi Lime area of the Anadarko basin in Oklahoma. At September 30, 2014, the Partnership owned a 3.1% limited partner interest in its Development Subsidiary and 80.0% of its outstanding general partner Class A units, which are entitled to receive 2.0% of the cash distributed without any obligation to make further capital contributions; and

•	Certain natural gas and oil producing assets.

The accompanying consolidated financial statements, which are unaudited except that the balance sheet at December 31, 2013 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013. Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation. The results of operations for the three and nine months ended September 30, 2014 may not necessarily be indicative of the results of operations for the full year ending December 31, 2014.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Partnership and its consolidated subsidiaries, all of which are wholly-owned at September 30, 2014, except for ARP, APL and the Development Subsidiary, which are controlled by the Partnership. Due to the structure of the Partnership’s ownership interests in ARP, APL and the Development Subsidiary, the Partnership consolidates the financial statements of ARP, APL and the Development Subsidiary into its consolidated financial statements rather than present its ownership interest as equity investments. As such, the non-controlling interests in ARP, APL and the Development Subsidiary are reflected as (income) loss attributable to non-controlling interests in its consolidated statements of operations and as a component of partners’ capital on its consolidated balance sheets. All material intercompany transactions have been eliminated.

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

In connection with ARP’s acquisition of certain proved reserves and associated assets from Titan Operating, L.L.C. in July 2012, ARP issued 3.8 million ARP common units and 3.8 million newly-created convertible Class B ARP preferred units. While outstanding, the preferred units will receive regular quarterly cash distributions equal to the greater of (i) $0.40 and (ii) the quarterly common unit distribution. In March 2014, APL issued 5.1 million of its Class E cumulative redeemable perpetual preferred units (“Class E Preferred Units”). The initial distribution on the Class E Preferred Units was $0.67604 per unit, representing the distribution for the period March 17, 2014 through July 14, 2014. Subsequent to July 14, 2014, APL will pay a quarterly distribution of $0.515625 per unit. In May 2013, APL issued Class D convertible preferred units (“Class D Preferred Units”), which received distributions of additional Class D Preferred Units for the first four full quarterly periods following their issuance in May 2013, and thereafter will receive distributions in Class D Preferred Units, or a combination of Class D Preferred Units and cash (see Note 14). At September 30, 2014 and 2013, $733.3 million and $526.7 million, respectively, related to ARP’s and APL’s preferred units is included within non-controlling interests on the Partnership’s consolidated statements of partners’ capital.

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

During the nine months ended September 30, 2014, the Development Subsidiary issued $53.0 million of its common limited partner units, which was included within non-controlling interests in partners’ capital on the Partnership’s consolidated balance sheet.  During the nine months ended September 30, 2014, the Development Subsidiary paid $0.6 million to unitholders, which was included within distributions paid to non-controlling interests on the Partnership’s consolidated statement of cash flows. For the nine months ended September 30, 2014, in connection with the issuance of the

Development Subsidiary’s common units, the Partnership recorded gains of $3.8 million within partners’ capital and a corresponding decrease in non-controlling interests on its consolidated statement of partners’ capital (see Note 14).

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

The natural gas industry principally conducts its business by processing actual transactions as many as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following month’s financial results. Management believes that the operating results presented for the three and nine months ended September 30, 2014 and 2013 represent actual results in all material respects (see “Revenue Recognition”).

Receivables

Accounts receivable on the consolidated balance sheets consist primarily of the trade accounts receivable associated with the Partnership and its subsidiaries. In evaluating the realizability of its accounts receivable, management performs ongoing credit evaluations of customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by management’s review of customers’ credit information. The Partnership and its subsidiaries extend credit on sales on an unsecured basis to many of their customers. At September 30, 2014 and December 31, 2013, the Partnership had recorded no allowance for uncollectible accounts receivable on its consolidated balance sheets.

Inventory

The Partnership had $30.3 million and $19.7 million of inventory at September 30, 2014 and December 31, 2013, respectively, which were included within prepaid expenses and other current assets on its consolidated balance sheets. The Partnership and its subsidiaries value inventories at the lower of cost or market. ARP’s inventories, which consist of materials, pipes, supplies and other inventories, were principally determined using the average cost method. APL’s crude oil and refined product inventory costs consist of APL’s natural gas liquids line fill, which represents amounts receivable for NGLs delivered to counterparties for which the counterparty will pay at a designated later period at a price determined by the then current market price.

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

Unproved properties are reviewed annually for impairment or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment charges are recorded if conditions indicate that the Partnership and ARP will not explore the acreage prior to expiration of the applicable leases or if it is determined that the carrying value of the properties is above their fair value. During the year ended December 31, 2013, ARP recognized $13.5 million of asset impairments related to its gas and oil properties within property, plant and equipment, net on the Partnership’s consolidated balance sheet, primarily for its unproved acreage in the Chattanooga and New Albany Shales. There were no impairments of unproved gas and oil properties recorded by ARP for the three and nine months ended September 30, 2014 and 2013.

Proved properties are reviewed annually for impairment or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. During the year ended December 31, 2013, ARP recognized $24.5 million of asset impairments related to its gas and oil properties within property, plant and equipment, net on the Partnership’s consolidated balance sheet for its shallow natural gas wells in the New Albany Shale. There were no impairments of proved gas and oil properties recorded by ARP for the three and nine months ended September 30, 2014 and 2013.

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

Capitalized Interest

ARP and APL capitalize interest on borrowed funds related to capital projects only for periods that activities are in progress to bring these projects to their intended use. The weighted average interest rates used to capitalize interest on combined borrowed funds by ARP and APL were 5.5% and 6.1% for the three months ended September 30, 2014 and 2013, respectively, and 5.6% and 6.0% for the nine months ended September 30, 2014 and 2013, respectively. The aggregate amounts of interest capitalized by ARP and APL were $7.5 million and $5.1 million for the three months ended September 30, 2014 and 2013, respectively, and $19.2 million and $15.8 million for the nine months ended September 30, 2014 and 2013, respectively.

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

The following table reflects the components of intangible assets being amortized at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013	Estimated Useful Lives In Years
Gross Carrying Amount:
Customer contracts and relationships	$871,072	$891,072	2–15
Partnership management and operating contracts	14,344	14,344	13
	$885,416	$905,416
Accumulated Amortization:
Customer contracts and relationships	$(256,255)	$(194,801)
Partnership management and operating contracts	(13,585)	(13,381)
	$(269,840)	$(208,182)
Net Carrying Amount:
Customer contracts and relationships	$614,817	$696,271
Partnership management and operating contracts	759	963
	$615,576	$697,234

Amortization expense on intangible assets was $19.3 million and $24.0 million for the three months ended September 30, 2014 and 2013, respectively, and $61.7 million and $54.5 million for the nine months ended September 30, 2014 and 2013, respectively. Aggregate estimated annual amortization expense for all of the contracts described above for the next five years ending December 31 is as follows: 2014 - $80.3 million; 2015 - $74.3 million; 2016 - $74.2 million; 2017 - $68.1 million; and 2018 - $59.6 million.

Goodwill

The following table reflects the carrying amounts of goodwill by reportable operating segments at September 30, 2014 and December 31, 2013 (in thousands):

	September 30,	December 31,
	2014	2013
Atlas Resource	$31,784	$31,784
Atlas Pipeline	365,763	368,572
	$397,547	$400,356

At September 30, 2014, the Partnership had $397.5 million of goodwill, which consisted of $31.8 million related to acquisitions previously consummated by ARP and $365.8 million related to acquisitions previously consummated by APL. The change in APL’s goodwill during the nine months ended September 30, 2014 is primarily related to a $2.8 million decrease in goodwill related to an adjustment of the fair value of assets acquired and liabilities assumed from the TEAK Acquisition (see Note 3).

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

During the three and nine months ended September 30, 2014 and 2013, no impairment indicators arose and no goodwill impairments were recognized for ARP or APL by the Partnership.

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

APL performs ongoing analysis of asset removal and site restoration costs that it may be required to perform under law or contract once an asset has been permanently taken out of service. APL has property, plant and equipment at locations it owns and at sites leased or under right of way agreements. APL is under no contractual obligation to remove the assets at locations it owns. In evaluating its asset retirement obligation, APL reviews its lease agreements, right of way agreements, easements and permits to determine which agreements, if any, require an asset removal and restoration obligation. Determination of the amounts to be recognized is based upon numerous estimates and assumptions, including expected settlement dates, future retirement costs, future inflation rates and the credit-adjusted-risk-free interest rates. However, APL was not able to reasonably measure the fair value of the asset retirement obligation as of September 30, 2014 or December 31, 2013 because the settlement dates were indeterminable. Any cost incurred in the future to remove assets and restore sites will be expensed as incurred.

Income Taxes

The Partnership is not subject to U.S. federal and most state income taxes. The partners of the Partnership are liable for income tax in regard to their distributive share of the Partnership’s taxable income. Such taxable income may vary substantially from net income (loss) reported in the accompanying consolidated financial statements.

The Partnership evaluates tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns and disallows the recognition of tax positions not deemed to meet a “more-likely-than-not” threshold of being sustained by the applicable tax authority. The Partnership’s management does not believe it has any tax positions taken within its consolidated financial statements that would not meet this threshold. The Partnership’s policy is to record interest and penalties related to uncertain tax positions, when and if they become applicable. The Partnership has not recognized any potential interest or penalties in its consolidated financial statements for the three and nine months ended September 30, 2014 and 2013.

The Partnership files Partnership Returns of Income in the U.S. and various state jurisdictions. With few exceptions, the Partnership is no longer subject to income tax examinations by major tax authorities for years prior to 2011. The Partnership is not currently being examined by any jurisdiction and is not aware of any potential examinations as of September 30, 2014, except for an ongoing examination by the Texas Comptroller of Public Accounts related to APL’s Texas Franchise Tax for franchise report years 2008 through 2011.

Certain corporate subsidiaries of the Partnership are subject to federal and state income tax. With the exception of a corporate subsidiary acquired by APL through the Cardinal acquisition in 2012, the federal and state income taxes related to the Partnership and these corporate subsidiaries were immaterial to the consolidated financial statements as of September 30, 2014 and are recorded in pre-tax income on a current basis only. Accordingly, no federal or state deferred income tax has been provided for these corporate subsidiaries in the accompanying consolidated financial statements. APL’s corporate subsidiary accounts for income taxes under the asset and liability method. Deferred income taxes are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of any tax rate change on deferred taxes is recognized in the period that includes the enactment date of the tax rate change. Realization of deferred tax assets is assessed and, if not more likely than not, a valuation allowance is recorded to write down the deferred tax assets to their net realizable value. The effective tax rate differs from the statutory rate due primarily to APL earnings that are generally not subject to federal and state income taxes at the APL level (see Note 11).

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

The following is a reconciliation of net income (loss) allocated to the common limited partners for purposes of calculating net income (loss) attributable to common limited partners per unit (in thousands, except unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Continuing Operations:	2014	2013	2014	2013
Net income (loss)	$31,513	$(79,546)	$32,379	$(126,429)
Loss (income) attributable to non-controlling interests	(40,598)	52,022	(65,412)	78,062
Net loss attributable to common limited partners	(9,085)	(27,524)	(33,033)	(48,367)
Less: Net income attributable to participating securities – phantom units(1)	—	—	—	—
Net loss utilized in the calculation of net loss attributable to common limited partners per unit	$(9,085)	$(27,524)	$(33,033)	$(48,367)

(1)

Net income attributable to common limited partners’ ownership interests is allocated to the phantom units on a pro-rata basis (weighted average phantom units outstanding as a percentage of the sum of the weighted average phantom units and common limited partner units outstanding). For the three months ended September 30, 2014 and 2013, net loss attributable to common limited partners’ ownership interest is not allocated to approximately 3,325,000 and 2,322,000 phantom units, respectively, because the contractual terms of the phantom units as participating securities do not require the holders to share in the losses of the entity.  For the nine months ended September 30, 2014 and 2013, net loss attributable to common limited partners’ ownership interest is not allocated to approximately 2,673,000 and 2,271,000 phantom units, respectively, because the contractual terms of the phantom units as participating securities do not require the holders to share in the losses of the entity.

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

The following table sets forth the reconciliation of the Partnership’s weighted average number of common limited partner units used to compute basic net income (loss) attributable to common limited partners per unit with those used to compute diluted net income (loss) attributable to common limited partners per unit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average number of common limited partners per unit—basic	51,913	51,390	51,765	51,380
Add effect of dilutive incentive awards(1)	—	—	—	—
Weighted average number of common limited partners per unit—diluted	51,913	51,390	51,765	51,380

(1)

For the three months ended September 30, 2014 and 2013, approximately 5,082,000 units and 4,196,000 units, respectively, were excluded from the computation of diluted earnings attributable to common limited partners per unit because the inclusion of such units would have been anti-dilutive. For the nine months ended September 30, 2014 and 2013, approximately 4,417,000 units and 3,963,000 units, respectively, were excluded from the computation of diluted earnings attributable to common limited partners per unit because the inclusion of such units would have been anti-dilutive.

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

The Partnership and its subsidiaries accrue unbilled revenue and APL accrues the related purchase costs due to timing differences between the delivery of natural gas, NGLs, crude oil and condensate and the receipt of a delivery statement. These revenues are recorded based upon volumetric data and management estimates of the related commodity sales and transportation and compression fees which are, in turn, based upon applicable product prices (see “Use of Estimates” for further description). The Partnership and its subsidiaries had unbilled revenues of $267.9 million and $191.8 million at September 30, 2014 and December 31, 2013, respectively, which were included in accounts receivable within its consolidated balance sheets. APL’s accrued purchase costs at September 30, 2014 and December 31, 2013 are included within accrued producer liabilities within the Partnership’s consolidated balance sheets.

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

Recently Issued Accounting Standards

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40) (“Update 2014-15”). The amendments in Update 2014-15 provide U.S. GAAP guidance on the responsibility of an entity’s management in evaluating whether there is substantial doubt about the entity’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, an entity’s management will be required to evaluate whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year from the date the financial statements are issued. In doing so, the amendments in Update 2014-15 should reduce diversity in the timing and content of footnote disclosures. The amendments in Update 2014-15 are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Partnership will adopt the requirements of Update 2014-15 upon its effective date of January 1, 2016, and it does not anticipate it having a material impact on its financial position, results of operations or related disclosures.

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

NOTE 3 – ACQUISITIONS

ARP’s Rangely Acquisition

On June 30, 2014, ARP completed an acquisition of a 25% non-operated net working interest in oil and natural gas liquids producing assets in the Rangely field in northwest Colorado for approximately $407.8 million in cash, net of purchase price adjustments (the “Rangely Acquisition”). The purchase price was funded through borrowings under ARP’s revolving credit facility, the issuance of an additional $100.0 million of ARP’s 7.75% senior notes due 2021 (“7.75% ARP Senior Notes”) (see Note 8) and the issuance of 15,525,000 of ARP’s common limited partner units (see Note 14). The Rangely Acquisition had an effective date of April 1, 2014. The Partnership’s consolidated financial statements reflected the operating results of the acquired business commencing June 30, 2014 with the transaction closing.

ARP accounted for this transaction under the acquisition method of accounting. Accordingly, ARP evaluated the identifiable assets acquired and liabilities assumed at their respective acquisition date fair values (see Note 10). In conjunction with the issuance of ARP’s common limited partner units associated with the acquisition, ARP recorded $11.6 million of transaction fees, which were included within non-controlling interests at September 30, 2014 on the Partnership’s consolidated balance sheet. All other costs associated with the acquisition of assets were expensed as incurred. Due to the recent date of the acquisition, the accounting for the business combination is based upon preliminary data that remains subject to adjustment and could further change as ARP continues to evaluate the facts and circumstances that existed as of the acquisition date.

The following table presents the preliminary values assigned to the assets acquired and liabilities assumed in the acquisition, based on their estimated fair values at the date of the acquisition (in thousands):

Assets:
Prepaid expenses and other	$4,041
Property, plant and equipment	405,065
Other assets, net	2,944
Total current assets	$412,050

Liabilities:
Accrued liabilities	2,936
Asset retirement obligation	1,305
Total liabilities assumed	4,241
Net assets acquired	$407,809

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

ARP accounted for this transaction under the acquisition method of accounting. Accordingly, ARP evaluated the identifiable assets acquired and liabilities assumed at their respective acquisition date fair values (see Note 10). In conjunction with the issuance of ARP’s common limited partner units associated with the acquisition, ARP recorded $12.1 million of transaction fees, which were included within non-controlling interests for the year ended December 31, 2013 on the Partnership’s consolidated balance sheet. All other costs associated with the acquisition of assets were expensed as incurred.

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

Subsequent to the closing of the TEAK Acquisition, on May 10, 2013, APL issued $400.0 million of its 4.75% unsecured senior notes due November 15, 2021 (“4.75 APL Senior Notes”) for net proceeds of $391.2 million, which were used to reduce the level of borrowings under its revolving credit facility, including amounts borrowed in connection with the TEAK Acquisition (see Note 8).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total revenues and other	$963,980	$686,556	$2,722,170	$2,007,827
Net income (loss)	31,513	(47,185)	63,267	(45,936)
Net loss attributable to common limited partners	(9,085)	(18,822)	(24,523)	(29,394)
Net loss attributable to common limited partners per unit:
Basic and Diluted	$(0.18)	$(0.36)	$(0.47)	$(0.57)

Other Acquisitions

On May 12, 2014, ARP completed the acquisition of certain assets from GeoMet, Inc. (“GeoMet”) (OTCQB: GMET) for approximately $99.3 million in cash, net of purchase price adjustments, with an effective date of January 1, 2014. The assets include coal-bed methane producing natural gas assets in West Virginia and Virginia.

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

NOTE 4 — APL EQUITY METHOD INVESTMENTS

West Texas LPG Pipeline Limited Partnership

On May 14, 2014, APL completed the sale of its 20% interest in the West Texas LPG Pipeline Limited Partnership (“WTLPG”) to a subsidiary of Martin Midstream Partners, LP (NYSE: MMLP). APL received $131.0 million in proceeds, net of selling costs and final working capital adjustments, which were used to pay down its revolving credit facility (see Note 8).  As a result of the sale, APL recorded a $0.6 million loss and a $47.8 million gain on asset sales and disposal on the Partnership’s consolidated statements of operations for the three and nine months ended September 30, 2014, respectively.

WTLPG owns a common-carrier pipeline system that transports NGLs from New Mexico and Texas to Mont Belvieu, Texas for fractionation.  WTLPG is operated by Chevron Pipeline Company, an affiliate of Chevron Corporation, a Delaware corporation (NYSE: CVX), which owns the remaining 80% interest.  Prior to the sale of WTLPG, APL accounted for its ownership interest in WTLPG under the equity method of accounting, with recognition of its ownership interest in the income of WTLPG included within other, net on the Partnership’s consolidated statements of operations.

T2 Joint Ventures

On May 7, 2013, APL acquired a 75% interest in T2 LaSalle, a 50% interest in T2 Eagle Ford and a 50% interest in T2 EF Co-Gen as part of the TEAK Acquisition (see Note 3).  The T2 Joint Ventures are operated by a subsidiary of Southcross Holdings, L.P. (“Southcross”), which owns the remaining interests. The T2 Joint Ventures were formed to provide services for the benefit of the joint interest owners.  The T2 Joint Ventures have capacity lease agreements with the joint interest owners, which cover the costs of operations of the T2 Joint Ventures. As APL does not have controlling financial interests in the T2 joint ventures even though APL owns a 50% or greater interest in the T2 Joint Ventures, APL accounts for its investments in the joint ventures under the equity method of accounting. APL’s proportionate share of the net income (loss) of the T2 Joint Ventures is included within other, net on the Partnership’s consolidated statement of operations for the three and nine months ended September 30, 2014 and 2013. APL’s maximum exposure to loss as a result of its involvement with the VIEs includes its equity investment, any additional capital contribution commitments and APL’s share of any approved operating expenses incurred by the VIEs.

The following tables present the values of APL’s equity method investments as of September 30, 2014 and December 31, 2013 and equity income (loss) in joint ventures for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Investment in Joint Ventures
	September 30,	December 31,
	2014	2013
WTLPG	$—	$85,790
T2 LaSalle	56,449	50,534
T2 Eagle Ford	110,845	97,437
T2 Co-Gen	13,308	14,540
Equity method investment in joint ventures	$180,602	$248,301

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Equity income in WTLPG	$—	$1,389	$2,611	$5,116
Equity loss in T2 LaSalle	(1,246)	(1,263)	(3,724)	(2,162)
Equity loss in T2 Eagle Ford	(2,611)	(1,120)	(7,349)	(2,198)
Equity loss in T2 Co-Gen	(854)	(888)	(2,002)	(1,070)
Equity loss in joint ventures	$(4,711)	$(1,882)	$(10,464)	$(314)

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment at the dates indicated (in thousands):

	September 30,	December 31,	Estimated Useful Lives
	2014	2013	in Years
Natural gas and oil properties:
Proved properties:
Leasehold interests	$404,328	$322,217
Pre-development costs	6,247	4,367
Wells and related equipment	2,840,144	2,231,213
Total proved properties	3,250,719	2,557,797
Unproved properties	215,021	211,851
Support equipment	34,970	23,258
Total natural gas and oil properties	3,500,710	2,792,906
Pipelines, processing and compression facilities	3,419,460	2,926,134	2–40
Rights of way	206,744	203,966	20–40
Land, buildings and improvements	29,860	30,216	3–40
Other	38,539	36,752	3–10
	7,195,313	5,989,974
Less – accumulated depreciation, depletion and amortization	(1,333,853)	(1,079,099)
	$5,861,460	$4,910,875

During the nine months ended September 30, 2014 and 2013, the Partnership recognized $66.6 million and $36.8 million, respectively, of non-cash property, plant and equipment additions, which were included within the changes in accounts payable and accrued liabilities on the Partnership’s consolidated statements of cash flows.

During the three months ended September 30, 2014, the Partnership and its subsidiaries recognized $0.7 million of loss on asset sales and disposal, primarily related to APL’s sale of WTLPG. During the nine months ended September 30, 2014, the Partnership and its subsidiaries recognized $46.1 million of gain on asset sales and disposal, primarily related to APL’s gain on the sale of WTLPG, partially offset by ARP’s loss on the sale of producing wells in the Niobrara Shale in connection with the settlement of a third party farm out agreement. During the three and nine months ended September 30, 2013, ARP recognized $0.7 million and $2.0 million, respectively, of loss on asset sales and disposal, pertaining to its decision not to drill wells on leasehold property that expired during the three and nine months ended September 30, 2013 in Indiana and Tennessee. During the nine months ended September 30, 2013, APL recognized $1.5 million of loss on asset sales and disposal primarily related to its decision to not pursue a project to construct pipelines in an area where acquired rights of way had expired. No gain or loss was recognized by APL during the three months ended September 30, 2013.

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

NOTE 6 — OTHER ASSETS

The following is a summary of other assets at the dates indicated (in thousands):

	September 30,	December 31,
	2014	2013
Deferred financing costs, net of accumulated amortization of $56,808 and $43,702 at September 30, 2014 and December 31, 2013, respectively	$88,165	$86,617
Investment in Lightfoot	21,225	21,454
Rabbi trust	5,600	3,705
Security deposits	2,502	5,631
ARP notes receivable	3,754	3,978
Long-term derivative asset receivable from Drilling Partnerships	621	863
Other	11,782	2,424
	$133,649	$124,672

Deferred financing costs. Deferred financing costs are recorded at cost and amortized over the terms of the respective debt agreements (see Note 8). Amortization expense of the Partnership and its subsidiaries’ deferred financing costs was $4.7 million and $5.2 million for the three months ended September 30, 2014 and 2013, respectively, and $13.1 million and $11.1 million for the nine months ended September 30, 2014 and 2013, respectively, which was recorded within interest expense on the Partnership’s consolidated statements of operations. During the three and nine months ended September 30, 2014, ARP recognized $0.2 million and $8.4 million, respectively, of deferred financing costs relating to the amendment to its revolving credit facility in connection with the Rangely Acquisition (see Note 8). During the nine months ended September 30, 2013, ARP recognized $3.2 million for accelerated amortization of deferred financing costs associated with the retirement of a portion of its term loan facility and a portion of the outstanding indebtedness under its revolving credit facility with a portion of the proceeds from its issuance of senior unsecured notes due 2021 (“7.75% ARP Senior Notes”) (see Note 8). During the nine months ended September 30, 2013, APL recorded $5.3 million of accelerated amortization of deferred financing costs related to the retirement of its 8.75% unsecured senior notes due 2018 (“8.75% APL Senior Notes”) to loss on early extinguishment of debt on the Partnership’s consolidated statement of operations (see Note 8). There was no accelerated amortization of deferred financing costs for the three and nine months ended September 30, 2014.

ARP notes receivable. At September 30, 2014 and December 31, 2013, ARP had notes receivable with certain investors of its Drilling Partnerships, which were included within other assets on the Partnership’s consolidated balance sheet. The notes have a maturity date of March 31, 2022, and a 2.25% per annum interest rate. The maturity date of the notes can be extended to March 31, 2027, subject to certain closing conditions, including an extension fee of 1.0% of the outstanding principal balance. For the three and nine months ended September 30, 2014, $21,000 and $68,000, respectively, of interest income, was recognized within other, net on the Partnership’s consolidated statement of operations. For the three and nine months ended September 30, 2013, approximately $25,000 and $50,000, respectively, of interest income was recognized within other, net on the Partnership’s consolidated statements of operations. At September 30, 2014 and December 31, 2013, ARP recorded no allowance for credit losses within the Partnership’s consolidated balance sheets based upon payment history and ongoing credit evaluations associated with the ARP notes receivable.

Investment in Lightfoot. At September 30, 2014, the Partnership owned an approximate 12.0% interest in Lightfoot L.P. and an approximate 15.9% interest in Lightfoot G.P., the general partner of Lightfoot L.P., an entity for which Jonathan Cohen, Executive Chairman of the General Partner’s board of directors, is the Chairman of the Board. Lightfoot L.P. focuses its investments primarily on incubating new MLPs and providing capital to existing MLPs in need of additional equity or structured debt. The Partnership accounts for its investment in Lightfoot under the equity method of accounting. During the three months ended September 30, 2014 and 2013, the Partnership recognized equity income of approximately $0.4 million and $2.1 million, respectively, within other, net on the Partnership’s consolidated statements of operations.  During the nine months ended September 30, 2014 and 2013, the Partnership recognized equity income of approximately $0.8 million and $2.4 million, respectively, within other, net on the Partnership’s consolidated statements of operations. During the three months ended September 30, 2014, the Partnership received net cash distributions of $0.5 million. During the three months ended September 30, 2013, no cash distribution was received by the Partnership. During the nine months ended September 30, 2014 and 2013, the Partnership received net cash distributions of $1.2 million and $0.7 million, respectively.

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

ARP proportionately consolidates its ownership interest of the asset retirement obligations of its Drilling Partnerships. At September 30, 2014, the Drilling Partnerships had $56.0 million of aggregate asset retirement obligation liabilities recognized on their combined balance sheets allocable to the limited partners, exclusive of ARP’s proportional interest in such liabilities. Under the terms of the respective partnership agreements, ARP maintains the right to retain a portion or all of the distributions to the limited partners of its Drilling Partnerships to cover the limited partners’ share of the plugging and abandonment costs up to a specified amount per month. As of September 30, 2014, ARP withheld approximately $1.3 million of limited partner distributions related to the asset retirement obligations of certain Drilling Partnerships. ARP’s historical practice and continued intention is to retain distributions from the limited partners as the wells within each Drilling Partnership near the end of their useful life. On a partnership-by-partnership basis, ARP assesses its right to withhold amounts related to plugging and abandonment costs based on several factors including commodity price trends, the natural decline in the production of the wells, and current and future costs. Generally, ARP’s intention is to retain distributions from the limited partners as the fair value of the future cash flows of the limited partners’ interest approaches the fair value of the future plugging and abandonment cost. Upon ARP’s decision to retain all future distributions to the limited partners of its Drilling Partnerships, ARP will assume the related asset retirement obligations of the limited partners.

A reconciliation of the Partnership and ARP’s liability for well plugging and abandonment costs for the periods indicated is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Asset retirement obligations, beginning of period	$101,455	$67,732	$91,214	$64,794
Liabilities incurred	336	17,306	8,283	18,550
Liabilities settled	(271)	(158)	(820)	(381)
Accretion expense	1,471	1,353	4,314	3,270
Asset retirement obligations, end of period	$102,991	$86,233	$102,991	$86,233

The above accretion expense was included in depreciation, depletion and amortization in the Partnership’s consolidated statements of operations and the asset retirement obligation liabilities were included within asset retirement obligations in the Partnership’s consolidated balance sheets. During the nine months ended September 30, 2014, ARP incurred $6.6 million of future plugging and abandonment liabilities within purchase accounting for the Rangely and GeoMet acquisitions it consummated during the period (see Note 3). During the year ended December 31, 2013, the Partnership incurred $1.3 million of future plugging and abandonment costs related to the Arkoma Acquisition it consummated during the period. During the year ended December 31, 2013, ARP incurred $16.7 million of future plugging and abandonment liabilities within purchase accounting for the EP Energy Acquisition it consummated during the period.

NOTE 8 — DEBT

Total debt consists of the following at the dates indicated (in thousands):

	September 30,	December 31,
	2014	2013
Term loan facility	$237,600	$239,400
Revolving credit facility	—	—
ARP revolving credit facility	660,000	419,000
ARP 7.75% Senior Notes – due 2021	374,525	275,000
ARP 9.25% Senior Notes – due 2021	248,497	248,334
APL revolving credit facility	200,000	152,000
APL 6.625% Senior Notes – due 2020	504,050	504,556
APL 5.875% Senior Notes – due 2023	650,000	650,000
APL 4.750% Senior Notes – due 2021	400,000	400,000
APL capital leases	317	754
Total debt	3,274,989	2,889,044
Less current maturities	(2,674)	(2,924)
Total long-term debt	$3,272,315	$2,886,120

Partnership’s Term Loan Facility.

On July 31, 2013, in connection with the Arkoma Acquisition (see Note 3), the Partnership entered into a $240.0 million secured term facility with a group of outside investors (the “Term Facility”). The Term Facility has a maturity date of July 31, 2019. Borrowings under the Term Facility bear interest, at the Partnership’s election at either an adjusted LIBOR rate plus an applicable margin of 5.50% per annum or the alternate base rate (as defined in the Term Facility) (“ABR”) plus an applicable margin of 4.50% per annum. Interest is generally payable quarterly for ABR loans and, for LIBOR loans at the interest periods selected by the Partnership. The Partnership is required to repay principal at the rate of $0.6 million per quarter commencing December 31, 2013 and continuing until the maturity date when the remaining balance is due. At September 30, 2014, the weighted average interest rate on outstanding borrowings under the Term Facility was 6.5%.

The Term Facility contains customary covenants, similar to those in the Partnership’s credit facility, that limit the Partnership’s ability to incur additional indebtedness, grant liens, make loans or investments, make distributions if a default exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions including a sale of all or substantially all of the Partnership’s assets. The Term Facility also contains covenants that require the Partnership to maintain a ratio of Total Funded Debt (as defined in the Term Facility) to EBITDA (as defined in the Term Facility), calculated over a period of four consecutive fiscal quarters, of not greater than 4.5 to 1.0 as of the last day of each of the quarters ending on or before September 30, 2014; 4.0 to 1.0 as of the last day of each of the quarters ending on or before September 30, 2015; and 3.5 to 1.0 for the last day of each of the quarters thereafter. At September 30, 2014, the Partnership was in compliance with these covenants. The events which constitute events of default are also customary for credit facilities of this nature, including payment defaults, breaches of representations, warranties or covenants, defaults in the payment of other indebtedness over a specified threshold, insolvency and change of control.

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

The credit facility contains customary covenants that limit the Partnership’s ability to incur additional indebtedness, grant liens, make loans or investments, make distributions if a default exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions including a sale of all or substantially all of the Partnership’s assets. The credit facility also contains covenants the same as those in the Partnership’s Term Facility with respect to the required ratio of Total Funded Debt (as defined in the credit facility) to EBITDA (as defined in the credit facility). At September 30, 2014, the Partnership was in compliance with these covenants. Based on the definition in the Partnership’s Term Facility and credit facility, the Partnership’s ratio of Total Funded Debt to EBITDA was 2.0 to 1.0.

The credit facility is subject to an intercreditor agreement as described above under the “Partnership’s Term Loan Facility”.

At September 30, 2014, the Partnership has not guaranteed any of ARP’s or APL’s debt obligations.

ARP’s Credit Facility

On September 24, 2014, in connection with its Eagle Ford acquisition (see Note 18), ARP entered into a fourth amendment to its revolving credit agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (as so amended, the “ARP Credit Agreement”).  The ARP Credit Agreement provides for a senior secured revolving credit facility with a syndicate of banks with a current borrowing base of $825.0 million and a maximum facility amount of $1.5 billion scheduled to mature in July 2018. The fourth amendment amends the ARP Credit Agreement to permit the guarantee by ARP of certain deferred purchase price obligations and contingent indemnity obligations in connection with the Eagle Ford acquisition, and, with certain constraints, to permit ARP and its subsidiaries to enter into certain derivative instruments related to the producing wells to be acquired in the Eagle Ford acquisition.

ARP’s borrowing base under the revolving credit facility is scheduled for semi-annual redeterminations on May 1 and November 1 of each year. Up to $20.0 million of the revolving credit facility may be in the form of standby letters of credit, of which $4.4 million was outstanding at September 30, 2014. ARP’s obligations under the facility are secured by mortgages on its oil and gas properties and first priority security interests in substantially all of its assets. Additionally, obligations under the facility are guaranteed by certain of ARP’s material subsidiaries, and any non-guarantor subsidiaries of ARP are minor. Borrowings under the revolving credit facility bear interest, at ARP’s election, at either an adjusted LIBOR rate plus an applicable margin between 1.50% and 2.75% per annum or the base rate (which is the higher of the bank’s prime rate, the Federal Funds rate plus 0.5% or one-month LIBOR plus 1.00%) plus an applicable margin between 0.50% and 1.75% per annum. ARP is also required to pay a fee on the unused portion of the borrowing base at a rate of 0.375% if less than 50% of the borrowing base is utilized and 0.5% if 50% or more of the borrowing base is utilized, which is included within interest expense on the Partnership’s consolidated statements of operations. At September 30, 2014, the weighted average interest rate on outstanding borrowings under the revolving credit facility was 2.5%.

The ARP Credit Agreement contains customary covenants that limit ARP’s ability to incur additional indebtedness, grant liens, make loans or investments, make distributions if a borrowing base deficiency or default exists or would result from the distribution, merger or consolidation with other persons, or engage in certain asset dispositions including a sale of all or substantially all of its assets. ARP was in compliance with these covenants as of September 30, 2014. The ARP Credit Agreement also requires ARP to maintain a ratio of Total Funded Debt (as defined in the ARP Credit Agreement) to four quarters of EBITDA (as defined in the ARP Credit Agreement) (actual or annualized, as applicable), calculated over a period of four consecutive fiscal quarters, of not greater than 4.50 to 1.0 as of the last day of the quarters ended through December 31, 2014, 4.25 to 1.0 as of the last day of the quarter ended March 31, 2015 and 4.00 to 1.0 as of the last day of fiscal quarters ending thereafter, and a ratio of current assets (as defined in the ARP Credit Agreement) to current liabilities (as defined in the ARP Credit Agreement) of not less than 1.0 to 1.0 as of the last day of any fiscal quarter. Based on the definitions contained in ARP’s Credit Agreement, at September 30, 2014, ARP’s ratio of current assets to current liabilities was 1.2 to 1.0, and its ratio of Total Funded Debt to EBITDA was 4.0 to 1.0.

ARP Senior Notes

At September 30, 2014, ARP had $374.5 million outstanding of its 7.75% senior unsecured notes due 2021 (“7.75% ARP Senior Notes”), inclusive of an additional $100.0 million of such notes issued in a private placement transaction on June 2, 2014 at an offering price of 99.5% of par value, yielding net proceeds of approximately $97.4 million. The net proceeds were used to partially fund the Rangely Acquisition (see Note 3). ARP issued $275.0 million of its 7.75% ARP Senior Notes in a private placement transaction at par on January 23, 2013. The 7.75% ARP Senior Notes were presented net of a $0.5 million unamortized discount as of September 30, 2014. Interest is payable semi-annually on January 15 and July 15. At any time prior to January 15, 2016, the 7.75% ARP Senior Notes are redeemable for up to 35% of the outstanding principal amount with the net cash proceeds of equity offerings at the redemption price of 107.75%. The 7.75% ARP Senior Notes are also subject to repurchase at a price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a change of control. At any time prior to January 15, 2017, the 7.75% ARP Senior Notes are redeemable, in whole or in part, at a redemption price as defined in the governing indenture, plus accrued and unpaid interest and additional interest, if any. On and after January 15, 2017, the 7.75% ARP Senior Notes are redeemable, in whole or in part, at a redemption price of 103.875%, decreasing to 101.938% on January 15, 2018 and 100% on January 15, 2019.

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

At September 30, 2014, ARP had $248.5 million outstanding of its 9.25% senior unsecured notes due 2021 (“9.25% ARP Senior Notes”). The net proceeds were used to partially fund the EP Energy Acquisition (see Note 3). The 9.25% ARP Senior Notes were presented net of a $1.5 million unamortized discount as of September 30, 2014. Interest on the 9.25% ARP Senior Notes is payable semi-annually on February 15 and August 15. At any time on or after August 15, 2017, ARP may redeem some or all of the 9.25% ARP Senior Notes at a redemption price of 104.625%. On or after August 15, 2018, ARP may redeem some or all of the 9.25% ARP Senior Notes at the redemption price of 102.313% and on or after August 15, 2019, ARP may redeem some or all of the 9.25% ARP Senior Notes at the redemption price of 100.0%. In addition, at any time prior to August 15, 2016, ARP may redeem up to 35% of the 9.25% ARP Senior Notes with the proceeds received from certain equity offerings at a redemption price of 109.25%. Under certain conditions, including if ARP sells certain assets and does not reinvest the proceeds or repay senior indebtedness or if it experiences specific kinds of changes of control, ARP must offer to repurchase the 9.25% ARP Senior Notes.

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

The indentures governing the 9.25% ARP Senior Notes and 7.75% ARP Senior Notes contain covenants, including limitations on ARP’s ability to incur certain liens; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase, or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of ARP’s assets. ARP was in compliance with these covenants as of September 30, 2014.

APL Credit Facility

At September 30, 2014, APL had an $800.0 million senior secured revolving credit facility with a syndicate of banks, which matures in August 2019, of which $203.4 million was outstanding. Borrowings under APL’s credit facility bear interest, at APL’s option, at either (i) the higher of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) three-month LIBOR plus 1.0%, or (ii) the LIBOR rate for the applicable period (each plus the applicable margin). The weighted average interest rate on APL’s outstanding revolving credit facility borrowings at September 30, 2014 was 2.7%. Up to $50.0 million of the credit facility may be utilized for letters of credit, of which $3.4 million was outstanding at September 30, 2014. These outstanding letter of credit amounts were not reflected as borrowings on the Partnership’s consolidated balance sheet at September 30, 2014. At September 30, 2014, APL had $596.6 million of remaining committed capacity under its credit facility, subject to covenant limitations. The Partnership has not guaranteed any of the obligations under APL’s senior secured revolving credit facility.

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

On August 28, 2014, APL entered into a Second Amended and Restated Credit Agreement (the “Revised APL Credit Agreement”) which, among other changes:

•	extended the maturity date to August 28, 2019;

•	increased the revolving credit commitment from $600 million to $800 million and the incremental revolving credit amount from $200 million to $250 million;

•

reduced by 0.25% the applicable margin used to determine interest rates for LIBOR Rate Loans, as defined in the Revised APL Credit Agreement, and for Base Rate Loans, as defined in the Revised APL Credit Agreement, depending on APL’s Consolidated Funded Debt Ratio, as defined in the Revised APL Credit Agreement;

•	allows APL to request incremental term loans, provided the sum of any revolving credit commitments and incremental term loans may not exceed $1.05 billion; and

•

changed the per annum interest rate on borrowings to (i) the higher of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) the three-month LIBOR plus 1.0%, or (ii) the LIBOR rate for the applicable period (each plus the applicable margin). Previously, part (c) was as: one-month LIBOR plus 1.0%.

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

APL was in compliance with these covenants as of September 30, 2014.

APL Senior Notes

At September 30, 2014, APL had $400.0 million of 4.75% Senior Notes due 2021 (“4.75% APL Senior Notes”), $650.0 million principal outstanding of 5.875% unsecured senior notes due August 1, 2023 (“5.875% APL Senior Notes”) and $500.0 million principal outstanding of 6.625% unsecured senior notes due October 1, 2020 (“6.625% APL Senior Notes”) (collectively, the “APL Senior Notes”).

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

The 6.625% APL Senior Notes are presented combined with a net $4.1 million unamortized premium as of September 30, 2014.  Interest on the 6.625% APL Senior Notes is payable semi-annually in arrears on April 1 and October 1.  The 6.625% APL Senior Notes are redeemable at any time after October 1, 2016, at certain redemption prices, together with accrued and unpaid interest to the date of redemption.

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

On March 12, 2013, APL paid $105.6 million to redeem the remaining $97.3 million 8.75% APL Senior Notes not purchased in connection with the tender offer, plus a $6.3 million make-whole premium and $2.0 million in accrued interest.  APL funded the redemption with a portion of the net proceeds from the issuance of the 5.875% APL Senior Notes.  During the nine months ended September 30, 2013, APL recorded a loss of $26.6 million within loss on early extinguishment of debt on the Partnership’s consolidated statements of operations, related to the redemption of the 8.75% APL Senior Notes.  The loss includes $17.5 million premiums paid; $8.0 million consent payment; $5.3 million write off of deferred financing costs, offset by $4.2 million recognition of unamortized premium.

The APL Senior Notes are subject to repurchase by APL at a price equal to 101% of their principal amount, plus accrued and unpaid interest, upon a change of control or upon certain asset sales if APL does not reinvest the net proceeds within 360 days. The APL Senior Notes are junior in right of payment to APL’s secured debt, including its obligations under its revolving credit facility.

Indentures governing the APL Senior Notes contain covenants, including limitations on APL’s ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all its assets. APL was in compliance with these covenants as of September 30, 2014.

APL Capital Leases

The following is a summary of the leased property under capital leases as of September 30, 2014 and December 31, 2013, which are included within property, plant and equipment, net (see Note 5) (in thousands):

	September 30,	December 31,
	2014	2013
Pipelines, processing and compression facilities	$946	$2,281
Less – accumulated depreciation	(175)	(330)
	$771	$1,951

During the three and nine months ended September 30, 2014, APL took ownership of $0.2 million and $1.3 million, respectively, of facilities in connection with the conclusion of capital leases. During the year ended December 31, 2013, APL accelerated payment on certain leases and purchased the leased property by paying approximately $7.5 million in accordance with the lease agreements. These leases were to mature in August 2013.

Depreciation expense for leased properties was approximately $27,000 and $44,000 for the three months ended September 30, 2014 and 2013, respectively and $0.1 million and $0.3 million for the nine months ended September 30, 2014 and 2013, respectively. Depreciation expense for leased properties is included within depreciation, depletion and amortization expense on the Partnership’s consolidated statements of operations.

Total cash payments for interest by the Partnership and its subsidiaries were $152.0 million and $62.3 million for the nine months ended September 30, 2014 and 2013, respectively.

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

Derivatives are recorded on the Partnership’s consolidated balance sheets as assets or liabilities at fair value. The Partnership reflected net derivative assets on its consolidated balance sheets of $66.1 million $14.9 million at September 30, 2014 and December 31, 2013, respectively. Of the $15.7 million of net income in accumulated other comprehensive income within partners’ capital on the Partnership’s consolidated balance sheet related to derivatives at September 30, 2014, if the fair values of the instruments remain at current market values, the Partnership will reclassify $6.0 million of gains to gas and oil production revenue on its consolidated statement of operations over the next twelve month period as these contracts expire. Aggregate gains of $9.7 million of gas and oil production revenues will be reclassified to the Partnership’s consolidated statements of operations in later periods as the remaining contracts expire. Actual amounts that will be reclassified will vary as a result of future commodity price changes. Approximately $0.3 million and $0.8 million of derivative gains were reclassified from other comprehensive income related to derivative instruments entered into during the three and nine months ended September 30, 2014, respectively. Approximately $1.4 million and $0.9 million of derivative gains were reclassified from other comprehensive income related to derivative instruments entered into during the three and nine months ended September 30, 2013, respectively.

The following table summarizes the Partnership’s and ARP’s gains or losses recognized in the Partnership’s consolidated statements of operations for effective derivative instruments, excluding the effect of non-controlling interest, for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(Gain) loss reclassified from accumulated other comprehensive income (loss):
Gas and oil production revenue	$(1,388)	$(1,300)	$22,703	$(4,579)
Total	$(1,388)	$(1,300)	$22,703	$(4,579)

The Partnership

The following table summarizes the gross fair values of the Partnership’s derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on the Partnership’s consolidated balance sheets as of the dates indicated (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount of Assets Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets
As of September 30, 2014
Current portion of derivative assets	$591	$(7)	$584
Long-term portion of derivative assets	1,270	—	1,270
Total derivative assets	$1,861	$(7)	$1,854
As of December 31, 2013
Current portion of derivative assets	$24	$(23)	$1
Long-term portion of derivative assets	1,547	(33)	1,514
Current portion of derivative liabilities	63	(63)	—
Total derivative assets	$1,634	$(119)	$1,515

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount of Liabilities Presented in the Consolidated Balance Sheets
Offsetting Derivative Liabilities
As of September 30, 2014
Long-term portion of derivative assets	$(7)	$7	$—
Total derivative liabilities	$(7)	$7	$—
As of December 31, 2013
Current portion of derivative assets	$(23)	$23	$—
Long-term portion of derivative assets	(33)	33	—
Current portion of derivative liabilities	(96)	63	(33)
Total derivative liabilities	$(152)	$119	$(33)

During the three and nine months ended September 30, 2014, the Partnership recorded gains of $0.1 million and losses of $0.8 million, respectively, on settled derivative contracts within its consolidated statements of operations. During the three and nine months ended September 30, 2013, the Partnership recorded gains of $0.2 million on settled derivative contracts within its consolidated statements of operations. These gains and losses were included within gas and oil production revenue in the Partnership’s consolidated statement of operations. As the underlying prices and terms in the Partnership’s derivative contracts were consistent with the indices used to sell its natural gas and oil, there were no gains or losses recognized during the three and nine months ended September 30, 2014 and 2013 for hedge ineffectiveness or as a result of the discontinuance of any cash flow hedges.

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

At September 30, 2014, the Partnership had the following commodity derivatives:

Natural Gas – Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(2)
2014	690,000	$4.177	$55
2015	2,280,000	$4.302	683
2016	1,440,000	$4.433	501
2017	1,200,000	$4.590	432
2018	420,000	$4.797	183
	The Partnership’s net asset		$1,854

(1)	“MMBtu” represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.

Atlas Resource Partners

The following table summarizes the gross fair values of ARP’s derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on the Partnership’s consolidated balance sheets as of the dates indicated (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount of Assets Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets
As of September 30, 2014
Current portion of derivative assets	$23,604	$(2,554)	$21,050
Long-term portion of derivative assets	31,950	(1,124)	30,826
Total derivative assets	$55,554	$(3,678)	$51,876
As of December 31, 2013
Current portion of derivative assets	$2,664	$(773)	$1,891
Long-term portion of derivative assets	31,146	(4,062)	27,084
Current portion of derivative liabilities	4,341	(4,341)	—
Long-term portion of derivative liabilities	122	(122)	—
Total derivative assets	$38,273	$(9,298)	$28,975

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount of Liabilities Presented in the Consolidated Balance Sheets
Offsetting Derivative Liabilities
As of September 30, 2014
Current portion of derivative assets	$(2,554)	$2,554	$—
Long-term portion of derivative assets	(1,124)	1,124	—
Current portion of derivative liabilities	(1,792)	—	(1,792)
Total derivative liabilities	$(5,470)	$3,678	$(1,792)
As of December 31, 2013
Current portion of derivative assets	$(773)	$773	$—
Long-term portion of derivative assets	(4,062)	4,062	—
Current portion of derivative liabilities	(10,694)	4,341	(6,353)
Long-term portion of derivative liabilities	(189)	122	(67)
Total derivative liabilities	$(15,718)	$9,298	$(6,420)

During the nine months ended September 30, 2013, ARP entered into contracts which provided the option to enter into swaptions up through September 30, 2013 for production volumes related to assets acquired from EP Energy (see Note 3). In connection with these swaption contracts, ARP paid premiums of $14.5 million, which represented their fair value on the date the transactions were initiated and were initially recorded as a derivative asset on the Partnership’s consolidated balance sheet. Swaption contract premiums paid are amortized over the period from initiation of the contract through their termination date. For the three and nine months ended September 30, 2013, ARP recognized approximately $13.2 million and $14.5 million, respectively, of amortization expense in other, net on the Partnership’s consolidated statement of operations related to the swaption contracts.

ARP recognized gains of $1.3 million and $1.1 million for the three months ended September 30, 2014 and 2013, respectively, and losses of $21.9 million and gains of $4.4 million for the nine months ended September 30, 2014 and 2013, respectively on settled contracts covering commodity production. These gains and losses were included within gas and oil production revenue in the Partnership’s consolidated statements of operations. As the underlying prices and terms in ARP’s derivative contracts were consistent with the indices used to sell its natural gas and oil, there were no gains or losses recognized during the three and nine months ended September 30, 2014 and 2013, respectively, for hedge ineffectiveness or as a result of the discontinuance of any cash flow hedges.

At September 30, 2014, ARP had the following commodity derivatives:

Natural Gas – Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(2)
2014	15,038,200	$4.152	$804
2015	51,924,500	$4.239	12,192
2016	45,746,300	$4.311	10,462
2017	24,840,000	$4.532	7,552
2018	9,360,000	$4.619	2,590
			$33,600

Natural Gas - Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap	Fair Value Asset/(Liability)
		(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(2)
2014	Puts purchased	960,000	$4.221	$279
2014	Calls sold	960,000	$5.120	(23)
2015	Puts purchased	3,480,000	$4.234	1,948
2015	Calls sold	3,480,000	$5.129	(452)
				$1,752

Natural Gas – Put Options – Drilling Partnerships

Production Period Ending December 31,	Option Type	Volumes	Average Fixed Price	Fair Value Asset
		(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(2)
2014	Puts purchased	450,000	$3.800	$17
2015	Puts purchased	1,440,000	$4.000	550
2016	Puts purchased	1,440,000	$4.150	738
				$1,305

Natural Gas – WAHA Basis Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset/(Liability)
	(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(8)
2014	2,700,000	$(0.110)	$3
2015	3,000,000	$(0.068)	(31)
			$(28)

Natural Gas – NGPL Basis Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(9)
2014	2,250,000	$(0.108)	$1
			$1

Natural Gas Liquids – Natural Gasoline Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(Gal)(1)	(per Gal)(1)	(in thousands)(10)
2014	1,386,000	$2.123	$238
2015	5,040,000	$1.983	570
			$808

Natural Gas Liquids – Ethane Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(Gal)(1)	(per Gal)(1)	(in thousands)(4)
2014	630,000	$0.303	$37
			$37

Natural Gas Liquids – Propane Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Liability
	(Gal)(1)	(per Gal)(1)	(in thousands)(5)
2014	3,087,000	$1.000	$(144)
2015	8,064,000	$1.016	(76)
			$(220)

Natural Gas Liquids – Butane Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(Gal)(1)	(per Gal)(1)	(in thousands)(6)
2014	378,000	$1.308	$34
2015	1,512,000	$1.248	98
			$132

Natural Gas Liquids – Iso Butane Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(Gal)(1)	(per Gal)(1)	(in thousands)(7)
2014	378,000	$1.323	$32
2015	1,512,000	$1.263	91
			$123

Natural Gas Liquids – Crude Oil Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Liability
	(Bbl)(1)	(per Bbl)(1)	(in thousands)(3)
2016	84,000	$85.651	$(24)
2017	60,000	$83.780	(58)
			$(82)

Crude Oil – Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(Bbl)(1)	(per Bbl)(1)	(in thousands)(3)
2014	439,500	$95.090	$2,144
2015	1,743,000	$90.645	4,977
2016	1,029,000	$88.650	2,731
2017	492,000	$87.752	1,409
2018	360,000	$88.283	1,302
			$12,563

Crude Oil – Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap	Fair Value Asset/(Liability)
		(Bbl)(1)	(per Bbl)(1)	(in thousands)(3)
2014	Puts purchased	10,290	$84.169	$15
2014	Calls sold	10,290	$113.308	(1)
2015	Puts purchased	29,250	$83.846	110
2015	Calls sold	29,250	$110.654	(31)
				$93
			ARP’s net asset	$50,084

(1)	“MMBtu” represents million British Thermal Units; “Bbl” represents barrels; “Gal” represents gallons.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.
(3)	Fair value based on forward WTI crude oil prices, as applicable.
(4)	Fair value based on forward Mt. Belvieu ethane prices, as applicable.
(5)	Fair value based on forward Mt. Belvieu propane prices, as applicable.
(6)	Fair value based on forward Mt. Belvieu butane prices, as applicable.
(7)	Fair value based on forward Mt. Belvieu iso butane prices, as applicable.
(8)	Fair value based on forward WAHA natural gas prices, as applicable.
(9)	Fair value based on forward NGPL natural gas prices, as applicable.
(10)	Fair value based on forward Mt. Belvieu natural gasoline prices, as applicable.

At September 30, 2014, ARP had net cash proceeds of $0.8 million related to hedging positions monetized on behalf of the Drilling Partnerships’ limited partners, which were included within cash and cash equivalents on the Partnership’s consolidated balance sheet. ARP will allocate the monetization net proceeds to the Drilling Partnerships’ limited partners based on their natural gas and oil production generated over the period of the original derivative contracts.

In June 2012, ARP entered into natural gas put option contracts which related to future natural gas production of the Drilling Partnerships. Therefore, a portion of any unrealized derivative gain or loss is allocable to the limited partners of the Drilling Partnerships based on their share of estimated gas production related to the derivatives not yet settled. At September 30, 2014, net unrealized derivative assets of $1.3 million were payable to the limited partners in the Drilling Partnerships related to these natural gas put option contracts.

At September 30, 2014, ARP had a secured hedge facility agreement with a syndicate of banks under which certain Drilling Partnerships have the ability to enter into derivative contracts to manage their exposure to commodity price movements. Under its revolving credit facility (see Note 8), ARP is required to utilize this secured hedge facility for future commodity risk management activity for its equity production volumes within the participating Drilling Partnerships. Each participating Drilling Partnership’s obligations under the facility are secured by mortgages on its oil and gas properties and first priority security interests in substantially all of its assets and by a guarantee of the general partner of the Drilling Partnership. ARP, as general partner of the Drilling Partnerships, administers the commodity price risk management activity for the Drilling Partnerships under the secured hedge facility. The secured hedge facility agreement contains covenants that limit each of the participating Drilling Partnerships’ ability to incur indebtedness, grant liens, make loans or investments, make distributions if a default under the secured hedge facility agreement exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions including a sale of all or substantially all of its assets.

Atlas Pipeline Partners

The following table summarizes APL’s gross fair values of its derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on the Partnership’s consolidated balance sheets as of the dates indicated (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets
As of September 30, 2014
Current portion of derivative assets	$10,960	$(2,943)	$8,017
Long-term portion of derivative assets	6,647	(509)	6,138
Total derivative assets	$17,607	$(3,452)	$14,155
As of December 31, 2013
Current portion of derivative assets	$1,310	$(1,136)	$174
Long-term portion of derivative assets	5,082	(2,812)	2,270
Current portion of derivative liabilities	1,612	(1,612)	—
Long-term portion of derivative liabilities	949	(949)	—
Total derivative assets	$8,953	$(6,509)	$2,444

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets
Offsetting Derivative Liabilities
As of September 30, 2014
Current portion of derivative assets	$(2,943)	$2,943	$—
Long-term portion of derivative assets	(509)	509	—
Total derivative liabilities	$(3,452)	$3,452	$—
As of December 31, 2013
Current portion of derivative assets	$(1,136)	$1,136	$—
Long-term portion of derivative assets	(2,812)	2,812	—
Current portion of derivative liabilities	(12,856)	1,612	(11,244)
Long-term portion of derivative liabilities	(1,269)	949	(320)
Total derivative liabilities	$(18,073)	$6,509	$(11,564)

As of September 30, 2014, APL had the following commodity derivatives:

Fixed Price Swaps

Production Period	Purchased/ Sold	Commodity	Volumes(1)	Average Fixed Price	Fair Value Asset/(Liability) (in thousands)(2)
Natural Gas
2014	Sold	Natural Gas	5,350,000	$4.154	$298
2015	Sold	Natural Gas	19,810,000	$4.264	4,877
2016	Sold	Natural Gas	9,300,000	$4.262	1,356
2017	Sold	Natural Gas	1,800,000	$4.433	106
Natural Gas Liquids
2014	Sold	Natural Gas Liquids	19,278,000	$1.248	(110)
2015	Sold	Natural Gas Liquids	71,442,000	$1.215	2,642
2016	Sold	Natural Gas Liquids	34,650,000	$1.030	1,476
2017	Sold	Natural Gas Liquids	10,080,000	$1.040	565
Crude Oil
2014	Sold	Crude Oil	69,000	$91.707	90
2015	Sold	Crude Oil	210,000	$90.263	444
2016	Sold	Crude Oil	30,000	$90.000	110
Total Fixed Price Swaps					$11,854

Options

Production Period	Purchased/ Sold	Type	Commodity	Volumes(1)	Average Strike Price	Fair Value Asset/(Liability) (in thousands) (2)
Natural Gas Liquids
2014	Purchased	Put	Natural Gas Liquids	2,520,000	$0.964	$26
2014	Sold	Call	Natural Gas Liquids	1,260,000	$1.340	—
2015	Purchased	Put	Natural Gas Liquids	3,150,000	$0.941	111
2015	Sold	Call	Natural Gas Liquids	1,260,000	$1.275	(11)
Crude Oil
2014	Purchased	Put	Crude Oil	117,000	$91.569	463
2015	Purchased	Put	Crude Oil	270,000	$89.175	1,712
Total Options						$2,301
				APL’s net asset		$14,155

(1)	Volumes for natural gas are stated in MMBtu’s. Volumes for NGLs are stated in gallons. Volumes for crude oil are stated in barrels.
(2)	See Note 10 for discussion on fair value methodology.

The following table summarizes APL’s derivatives not designated as hedges, which are included within gain (loss) on mark-to market derivatives on the Partnerships consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gain (loss) recognized in gain (loss) on mark-to-market derivatives:
Commodity contract—realized(1)	$(2,529)	$(907)	$(18,983)	$3,573
Commodity contract – unrealized(2)	26,684	(23,610)	28,100	(13,066)
Gain (loss) on mark-to-market derivatives	$24,155	$(24,517)	$9,117	$(9,493)

(1)	Realized gain (loss) represents the gain (loss) incurred when the derivative contract expires and/or is cash settled.
(2)	Unrealized gain represents the mark-to-market gain recognized on open derivative contracts, which have not yet settled.

The fair value of the derivatives included in the Partnership’s consolidated balance sheets for the periods indicated was as follows (in thousands):

	September 30,	December 31,
	2014	2013
Current portion of derivative asset	$29,651	$2,066
Long-term derivative asset	38,234	30,868
Current portion of derivative liability	(1,792)	(17,630)
Long-term derivative liability	—	(387)
Total Partnership net asset	$66,093	$14,917

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Partnership and its subsidiaries use a market approach fair value methodology to value the assets and liabilities for their outstanding derivative contracts (see Note 9) and investments held in the Partnership’s rabbi trust (see Note 16). The Partnership and its subsidiaries manage and report derivative assets and liabilities on the basis of their exposure to market risks and credit risks by counterparty. The Partnership and its subsidiaries’ commodity derivative contracts, with the exception of APL’s NGL fixed price swaps and NGL options, are valued based on observable market data related to the change in price of the underlying commodity and are therefore defined as Level 2 assets and liabilities within the same class of nature and risk. These derivative instruments are calculated by utilizing commodity indices quoted prices for futures and options contracts traded on open markets that coincide with the underlying commodity, expiration period, strike price (if applicable) and pricing formula utilized in the derivative instrument. Investments held within the Partnership’s rabbi trust are publicly traded equity and debt securities and are therefore defined as Level 1 fair value measurements.

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

Information for the Partnership’s, ARP’s and APL’s assets and liabilities measured at fair value at September 30, 2014 and December 31, 2013 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of September 30, 2014
Assets, gross
Rabbi trust	$5,600	$—	$—	$5,600
Commodity swaps	—	1,861	—	1,861
ARP Commodity swaps	—	51,734	—	51,734
ARP Commodity basis swaps	—	163	—	163
ARP Commodity puts	—	1,305	—	1,305
ARP Commodity options	—	2,352	—	2,352
APL Commodity swaps	—	8,166	7,129	15,295
APL Commodity options	—	2,175	137	2,312
Total assets, gross	5,600	67,756	7,266	80,622
Liabilities, gross
Commodity swaps	—	(7)	—	(7)
ARP Commodity swaps	—	(4,773)	—	(4,773)
ARP Commodity basis swaps	—	(190)	—	(190)
ARP Commodity options	—	(507)	—	(507)
APL Commodity swaps	—	(885)	(2,556)	(3,441)
APL Commodity options	—	—	(11)	(11)
Total liabilities, gross	—	(6,362)	(2,567)	(8,929)
Total assets, fair value, net	$—	$61,394	$4,699	$66,093
As of December 31, 2013
Assets, gross
Rabbi trust	$3,705	$—	$—	$3,705
Commodity swaps	—	1,634	$—	1,634
ARP Commodity swaps	—	33,594	—	33,594
ARP Commodity puts	—	1,374	—	1,374
ARP Commodity options	—	3,305	—	3,305
APL Commodity swaps	—	2,994	1,412	4,406
APL Commodity options	—	4,337	210	4,547
Total assets, gross	3,705	47,238	1,622	52,565
Liabilities, gross
Commodity swaps	—	(152)	—	(152)
ARP Commodity swaps	—	(14,624)	—	(14,624)
ARP Commodity options	—	(1,094)	—	(1,094)
APL Commodity swaps	—	(4,695)	(13,378)	(18,073)
Total derivative liabilities, gross	—	(20,565)	(13,378)	(33,943)
Total derivatives, fair value, net	$—	$26,673	$(11,756)	$14,917

APL’s Level 3 fair value amounts relate to its derivative contracts on NGL fixed price swaps and NGL options. The following table provides a summary of changes in fair value of APL’s Level 3 derivative instruments for the periods indicated (in thousands):

	NGL Fixed Price Swaps		NGL Put Options		NGL Call Options		Total
	Gallons	Amount	Gallons	Amount	Gallons	Amount	Amount
Balance – January 1, 2014	130,158	$(11,966)	6,300	$210	—	$—	$(11,756)
New contracts(1)	70,560	—	5,040	200	5,040	(200)	—
Cash settlements from unrealized gain (loss)(2)(3)	(65,268)	9,326	(5,670)	402	(2,520)	(63)	9,665
Net change in unrealized gain (loss)(2)	—	7,213	—	(273)	—	189	7,129
Option premium recognition(3)	—	—	—	(402)	—	63	(339)
Balance – September 30, 2014	135,450	$4,573	5,670	$137	2,520	$(11)	$4,699

(1)	Swaps are entered into with no value on the date of trade. Options include premiums paid, which are included in the value of the derivatives on the date of trade.
(2)	Included within gain (loss) on mark-to-market derivatives on the Partnership’s consolidated statements of operations.
(3)	Includes option premium cost reclassified from unrealized gain (loss) to realized gain (loss) at time of option expiration.

The following table provides a summary of the unobservable inputs used in the fair value measurement of APL’s NGL fixed price swaps at September 30, 2014 and December 31, 2013 (in thousands):

	Gallons	Third Party Quotes(1)	Adjustments(2)	Total Amount
As of September 30, 2014
Propane swaps	114,408	$1,403	$—	$1,403
Iso butane swaps	1,260	(174)	109	(65)
Normal butane swaps	1,260	321	31	352
Natural gasoline swaps	18,522	3,787	(904)	2,883
Total NGL swaps — September 30, 2014	135,450	$5,337	$(764)	$4,573
As of December 31, 2013
Propane swaps	100,296	$(10,260)	$—	$(10,260)
Iso butane swaps	6,300	(2,342)	955	(1,387)
Normal butane swaps	7,560	40	322	362
Natural gasoline swaps	16,002	132	(813)	(681)
Total NGL swaps — December 31, 2013	130,158	$(12,430)	$464	$(11,966)

(1)	Based upon the difference between the quoted market price provided by the third party and the fixed price of the swap.
(2)

Product and location basis differentials calculated through the use of a regression model, which compares the difference between the settlement prices for the products and locations quoted by the third party and the settlement prices for the actual products and locations underlying the derivatives, using a three-year historical period.

The following table provides a summary of the regression coefficient utilized in the calculation of the unobservable inputs for the Level 3 fair value measurements for APL’s NGL fixed price swaps for the periods indicated (in thousands):

		Adjustment Based upon Regression Coefficient
	Level 3 Fair Value Adjustments	Lower 95%	Upper 95%	Average Coefficient
As of September 30, 2014
Iso butane swaps	$109	1.1011	1.1117	1.1064
Normal butane swaps	31	1.0292	1.0329	1.0311
Natural gasoline swaps	(904)	0.9704	0.9738	0.9721
Total NGL swaps – September 30, 2014	$(764)
As of December 31, 2013
Iso butane swaps	$955	1.1184	1.1284	1.1234
Normal butane swaps	322	1.0341	1.0386	1.0364
Natural gasoline swaps	(813)	0.9727	0.9751	0.9739
Total NGL swaps – December 31, 2013	$464

APL had $20.5 million and $14.5 million of NGL linefill at September 30, 2014 and December 31, 2013, respectively, which were included within prepaid expenses and other on the Partnership’s consolidated balance sheets. The NGL linefill represents amounts receivable for NGLs delivered to counterparties for which the counterparty will pay at a designated later period at a price determined by the then market price. APL’s NGL linefill held by some counterparties will be settled at various periods in the future and is defined as a Level 3 asset, which is valued at fair value using the same forward price curve utilized to value APL’s NGL fixed price swaps. The product/location adjustment based upon the multiple regression analysis, which was included in the value of the linefill, was an increase of $0.1 million and a decrease of $0.4 million as of September 30, 2014 and December 31, 2013, respectively. APL’s NGL linefill held by other counterparties is adjusted on a monthly basis according to the volumes delivered to the counterparties each period and is valued on a first in first out (“FIFO”) basis. During the three months ended September 30, 2014, the contracts related to this linefill on the WestTX system were revised and the settlement and valuation was converted from a FIFO method to a fair value method.

The following table provides a summary of changes in fair value of APL’s NGL linefill for the nine months ended September 30, 2014 (in thousands):

	Linefill Valued at Market		Linefill Valued on FIFO		Total NGL Linefill
	Gallons	Amount	Gallons	Amount	Gallons	Amount
Balance – January 1, 2014	5,788	$4,738	11,538	$9,778	17,326	$14,516
Deliveries into NGL linefill	1,050	1,013	55,432	35,936	56,482	36,949
NGL linefill sales	—	—	(49,165)	(30,256)	(49,165)	(30,256)
Adjustments for linefill contract revision	10,791	9,134	(10,791)	(9,134)	—	—
Net change in NGL linefill valuation(1)	—	(717)	—	—	—	(717)
Balance – September 30, 2014	17,629	$14,168	7,014	$6,324	24,643	$20,492

(1)	Included within gathering and processing revenues on the Partnership’s consolidated statements of operations.

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

The Partnership and its subsidiaries’ other current assets and liabilities on its consolidated balance sheets are considered to be financial instruments. The estimated fair values of these instruments approximate their carrying amounts due to their short-term nature and thus are categorized as Level 1. The estimated fair values of the Partnership and its subsidiaries’ debt at September 30, 2014 and December 31, 2013, which consist principally of ARP’s and APL’s senior notes and borrowings under the Partnership’s, ARP’s and APL’s revolving and term loan credit facilities, were $3,242.7 million and $2,841.7 million, respectively, compared with the carrying amounts of $3,275.0 million and $2,889.0 million, respectively. The carrying values of outstanding borrowings under the respective revolving and term loan credit facilities, which bear interest at variable interest rates, approximated their estimated fair values. The estimated fair values of the ARP and APL senior notes were based upon the market approach and calculated using the yields of the ARP and APL senior notes as provided by financial institutions and thus were categorized as Level 3 values.

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

Information for assets and liabilities that were measured at fair value on a nonrecurring basis for the three and nine months ended September 30, 2014 and 2013 was as follows (in thousands):

	Three Months Ended September 30,
	2014		2013
	Level 3	Total	Level 3	Total
Asset retirement obligations	$336	$336	$17,306	$17,306
Total	$336	$336	$17,306	$17,306

	Nine Months Ended September 30,
	2014		2013
	Level 3	Total	Level 3	Total
Asset retirement obligations	$8,283	$8,283	$18,550	$18,550
Total	$8,283	$8,283	$18,550	$18,550

The Partnership and its subsidiaries estimate the fair value of its long-lived assets in connection with reviewing these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, using estimates, assumptions and judgments regarding such events or circumstances. For the year ended December 31, 2013, ARP recognized $38.0 million of impairment of long-lived assets which were defined as a Level 3 fair value measurements (see Note 2 – Impairment of Long-Lived Assets). No impairments were recognized during the three and nine months ended September 30, 2014 and 2013.

During the nine months ended September 30, 2014, ARP completed the Rangely Acquisition and the GeoMet acquisition (see Note 3). During the year ended December 31, 2013, the Partnership completed the Arkoma Acquisition, ARP completed the EP Energy Acquisition and APL completed the TEAK Acquisition. The fair value measurements of assets acquired and liabilities assumed for each of these acquisitions are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The estimated fair values of the assets acquired and liabilities assumed in the Rangely Acquisition and the GeoMet acquisition as of the acquisition dates, which are reflected in the Partnership’s consolidated balance sheet as of September 30, 2014, are subject to change as the final valuations for these transactions have not yet been completed, and such changes may be material. The fair values of natural gas and oil properties were measured using a discounted cash flow model, which considered the estimated remaining lives of the wells based on reserve estimates, future operating and development costs of the assets, as well as the respective natural gas, oil and natural gas liquids forward price curves. The fair values of the asset retirement obligations were measured under the Partnership’s and ARP’s existing methodology for recognizing an estimated liability for the plugging and abandonment of its gas and oil wells (see Note 7). These inputs require significant judgments and estimates by the Partnership’s and ARP’s management at the time of the valuations and are subject to change.

In February 2012, APL acquired a gas gathering system and related assets for an initial net purchase price of $19.0 million. APL agreed to pay up to an additional $12.0 million in contingent payments, payable in two equal amounts, if certain volumes are achieved on the acquired gathering system within a specified time period. Sufficient volumes were achieved in December 2012, and APL paid the first contingent payment of $6.0 million in January 2013. As of September 30, 2014, the fair value of the remaining contingent payment resulted in a $6.0 million long-term liability, which was recorded within other long-term liabilities on the Partnership’s consolidated balance sheets. The range of the undiscounted amounts APL could pay related to the remaining contingent payment is up to $6.0 million.

NOTE 11 – INCOME TAXES

APL owns a taxable subsidiary. The components of the federal and state income tax benefit for APL’s taxable subsidiary for the three and nine months ended September 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income tax benefit:
Federal	$(558)	$(732)	$(1,360)	$(765)
State	(65)	(85)	(159)	(89)
Total income tax benefit	$(623)	$(817)	$(1,519)	$(854)

As of September 30, 2014 and December 31, 2013, APL had non-current net deferred income tax liabilities of $31.8 million and $33.3 million, respectively. The components of net deferred tax liabilities as of September 30, 2014 and December 31, 2013 consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Deferred tax assets:
Net operating loss tax carryforwards and alternative minimum tax credits	$16,211	$14,900
Deferred tax liabilities:
Excess of asset carrying value over tax basis	(47,982)	(48,190)
Net deferred tax liabilities	$(31,771)	$(33,290)

As of September 30, 2014, APL had net operating loss carry forwards for federal income tax purposes of approximately $41.9 million, which expire at various dates from 2029 to 2034. APL believes it more likely than not that the deferred tax asset will be fully utilized. APL expects all goodwill recorded to be deductible for tax purposes.

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

Relationship between ARP and APL. In the Chattanooga Shale, a portion of the natural gas produced by ARP is gathered and processed by APL. For each of the three month periods ended September 30, 2014 and 2013, $0.1 million of gathering fees paid by ARP to APL were eliminated in consolidation. For each of the nine month periods ended September 30, 2014 and 2013, $0.2 million of gathering fees paid by ARP to APL were eliminated in consolidation.

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

NOTE 13 — COMMITMENTS AND CONTINGENCIES

General Commitments

ARP is the managing general partner of the Drilling Partnerships and has agreed to indemnify each investor partner from any liability that exceeds such partner’s share of Drilling Partnership assets. Subject to certain conditions, investor partners in certain Drilling Partnerships have the right to present their interests for purchase by ARP, as managing general partner. ARP is not obligated to purchase more than 5% to 10% of the units in any calendar year. Based on its historical experience, as of September 30, 2014, the management of ARP believes that any such liability incurred would not be material. Also, ARP has agreed to subordinate a portion of its share of net partnership revenues from certain of the Drilling Partnerships to the benefit of the investor partners until they have received specified returns, typically 10% to 12% per year for the first five to eight years, in accordance with the terms of the partnership agreements. For the three months ended September 30, 2014 and 2013, $0.9 million and $2.2 million, respectively, of ARP’s revenues, net of corresponding production costs, were subordinated, which reduced its cash distributions received from the Drilling Partnerships. For the nine months ended September 30, 2014 and 2013, $4.7 million and $6.5 million, respectively, of ARP’s revenues, net of corresponding production costs, were subordinated, which reduced its cash distributions received from the Drilling Partnerships.

The Partnership and its subsidiaries are party to employment agreements with certain executives that provide compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

In connection with ARP’s EP Energy Acquisition (see Note 3), ARP acquired certain long-term annual firm transportation obligations. Estimated fixed and determinable portions of ARP’s firm transportation obligations as of September 30, 2014 were as follows: 2014—$2.1 million; 2015—$8.6 million; 2016—$2.1 million; and 2017 to 2018—none.

APL has certain long-term unconditional purchase obligations and commitments, primarily transportation contracts. These agreements provide for transportation services to be used in the ordinary course of APL’s operations. Transportation fees paid related to these contracts, including minimum shipment payments, were $7.2 million for each of the three month periods ended September 30, 2014 and 2013, and $22.4 million and $24.8 million for the nine months ended September 30, 2014 and 2013, respectively. The future fixed and determinable portions of APL’s obligations as of September 30, 2014 were as follows: remainder of 2014—$4.7 million; 2015—$21.3 million; 2016 to 2017—$23.9 million per year; and 2018—$21.8 million.

As of September 30, 2014, the Partnership and its subsidiaries are committed to expend approximately $231.2 million on drilling and completion expenditures, pipeline extensions, compressor station upgrades and processing facility upgrades.

Legal Proceedings

The Partnership is involved in class action lawsuits arising from events subsequent to September 30, 2014 (see Note 18 and Part II:  Other Information – Legal Proceedings for more information regarding these lawsuits).

The Partnership and its subsidiaries are parties to various routine legal proceedings arising out of the ordinary course of its business. Management of the Partnership and its subsidiaries believe that the ultimate resolution of these actions, individually or in the aggregate, will not have a material adverse effect on the Partnership’s financial condition or results of operations.

NOTE 14 —ISSUANCES OF UNITS

The Partnership

The Partnership recognizes gains on its subsidiaries’ equity transactions as credits to partners’ capital on its consolidated balance sheets rather than as income on its consolidated statements of operations. These gains represent the Partnership’s portion of the excess net offering price per unit of each of its subsidiaries’ common units over the book carrying amount per unit.

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

Atlas Resource Partners

Equity Offerings

In August 2014, ARP entered into an equity distribution agreement with Deutsche Bank Securities Inc., as representative of the several banks named therein (the “Agents”). Pursuant to the equity distribution agreement, ARP may sell from time to time through the Agents common units representing limited partner interests of ARP having an aggregate offering price of up to $100.0 million.  Sales of common units, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the New York Stock Exchange, the existing trading market for the common units, or sales made to or through a market maker other than on an exchange or through an electronic communications network. ARP will pay each of the Agents a commission, which in each case shall not be more than 2.0% of the gross sales price of common units sold through such Agent. Under the terms of the equity distribution agreement, ARP may also sell common units from time to time to any Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of common units to an Agent as principal would be pursuant to the terms of a separate terms agreement between ARP and such Agent. As of September 30, 2014, no units have been sold under this program.

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

For the nine months ended September 30, 2014, in connection with the issuance of ARP’s common units, the Partnership recorded gains of $40.7 million within partners’ capital and a corresponding decrease in non-controlling interests on its consolidated balance sheet and consolidated statement of partners’ capital.  At December 31, 2013, in connection with the issuance of ARP’s common units, the Partnership recorded gains of $27.3 million within partners’ capital and a corresponding decrease in non-controlling interests on its consolidated balance sheet and consolidated statement of partners’ capital.

Atlas Pipeline Partners

Equity Offerings

On May 12, 2014, APL entered into an equity distribution agreement with Citigroup Global Markets Inc. (“Citigroup”), Wells Fargo Securities, LLC and MLV &Co. LLC, as sales agents. Pursuant to the 2014 equity distribution agreement, APL may offer and sell from time to time through its sales agents, common units having an aggregate value up to $250.0 million. Sales are at market prices prevailing at the time of the sale.  In November 2012, APL entered into a previous equity distribution program with Citigroup.  Pursuant to this program, APL offered and sold through Citigroup, as its sales agent, common units for $150.0 million.  APL has used the full capacity under the equity distribution program during the year ended 2013.

During the three months ended September 30, 2014 and 2013, APL issued 2,095,818 and 1,772,800 common units, respectively, under the equity distribution programs for net proceeds of $74.2 million and $63.7 million, respectively, net of $0.8 million and $1.3 million, respectively, in commissions paid to the sales agents.  During the nine months ended September 30, 2014 and 2013, APL issued 3,558,005 and 2,863,080 common units, respectively, under the equity distribution programs for net proceeds of $121.6 million and $102.7 million, respectively, net of $1.2 million and $2.1 million, respectively, in commissions paid to the sales agents. APL also received capital contributions from the Partnership of $1.5 million and $1.3 million, respectively, during the three months ended September 30, 2014 and 2013, and $2.5 million and $2.1 million, respectively, during the nine months ended September 30, 2014 and 2013, to maintain its 2.0% general partner interest in APL.  APL utilized the net proceeds from the common unit offerings for general partnership purposes.

In March 2014, APL issued 5,060,000 of its Class E Preferred Units to the public at an offering price of $25.00 per Class E Preferred Unit. APL received $122.3 million in net proceeds.  The proceeds were used to pay down APL’s revolving credit facility.

APL makes cumulative cash distributions on the Class E Preferred Units, which are payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, when, and if, declared by the board of directors. The initial distribution on the Class E Preferred Units was paid on July 15, 2014 in an amount equal to $0.67604 per unit, or approximately $3.4 million, representing the distribution for the period March 17, 2014 through July 14, 2014.  Subsequent to July 14, 2014, APL has paid and will continue to pay cumulative distributions in cash on the Class E Preferred Units on a quarterly basis at a rate of $0.515625 per unit, or 8.25% per year.  On October 15, 2014, APL paid a cash distribution of $2.6 million on its outstanding Class E Preferred Units, representing the cash distribution for the period from July 15, 2014 through October 14, 2014. The $2.6 million distribution was paid on October 15, 2014. For the three and nine months ended September 30, 2014, APL allocated net income of $2.6 million and $5.6 million, respectively, to the Class E Preferred Units for the dividends earned during the period, which was recorded within income (loss) from non-controlling interests on the Partnership’s consolidated statements of operations.

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

In May 2013, APL issued Class D Preferred Units in a private placement transaction to third party investors which are presented combined with a net $27.4 million unaccreted beneficial conversion discount within non-controlling interests on the Partnership’s consolidated balance sheet at September 30, 2014. The discount will be accreted and recognized by APL as imputed dividends over the term of the Class D Preferred Units as a reduction to APL’s net income attributable to the common limited partners and the Partnership, as general partner. APL recorded $11.4 million in each of the three months ended September 30, 2014 and 2013, respectively, and $34.1 million and $18.1 million for the nine months ended September 30, 2014 and 2013, respectively, within income (loss) attributable to non-controlling interests for the preferred unit imputed dividend effect on the Partnership’s consolidated statements of operations to recognize the accretion of the beneficial conversion discount.

The Class D Preferred Units received distributions of additional Class D Preferred Units for the first four full quarterly periods following their issuance in May 2013, and thereafter will receive distributions in Class D Preferred Units, cash or a combination of Class D Preferred Units and cash, at the discretion of the Partnership, as general partner. APL recorded Class D Preferred Unit distributions in kind of $11.4 million and $9.1 million for the three months ended September 30, 2014 and 2013, respectively, and $31.5 million and $14.4 million for the nine months ended September 30, 2014 and 2013, respectively, within income (loss) attributable to non-controlling interests on the Partnership’s consolidated statements of operations. During the three and nine months ended September 30, 2014, APL distributed 294,439 and 875,207, respectively, Class D Preferred Units to the holders of the Class D Preferred Units as a distribution in kind. During each of the three and nine months ended September 30, 2013, APL distributed 138,598 Class D Preferred Units to the holders of the Class D Preferred Units as a distribution in kind.  APL’s Class D Preferred Unit distributions paid in kind represented non-cash transactions during the three and nine months ended September 30, 2014.

In April 2013, APL sold 11,845,000 of its common units in a public offering at a price of $34.00 per unit, yielding net proceeds of $388.4 million after underwriting commissions and expenses. APL also received a capital contribution from the Partnership of $8.3 million during the year ended December 31, 2013, to maintain its 2.0% general partnership interest in APL. APL used the proceeds from this offering to fund a portion of the purchase price of the TEAK Acquisition (see Note 3).

For the nine months ended September 30, 2014, in connection with the issuance of APL’s common units, the Partnership recorded a $2.8 million gain within partners’ capital and a corresponding decrease in non-controlling interests on its consolidated balance sheet and consolidated statement of partner’s capital. At December 31, 2013, in connection with the issuance of APL’s common units, the Partnership recorded an $11.9 million gain within partners’ capital and a corresponding decrease in non-controlling interests on its consolidated balance sheet and consolidated statement of partners’ capital.

NOTE 15 — CASH DISTRIBUTIONS

The Partnership has a cash distribution policy under which it distributes, within 50 days after the end of each quarter, all of its available cash (as defined in the partnership agreement) for that quarter to its common unitholders. Distributions declared by the Partnership for the period from January 1, 2013 through September 30, 2014 were as follows (in thousands, except per unit amounts):

Date Cash Distribution Paid	For Quarter Ended	Cash Distribution per Common Limited Partner Unit	Total Cash Distributions Paid to Common Limited Partners
May 20, 2013	March 31, 2013	$0.31	$15,928
August 19, 2013	June 30, 2013	$0.44	$22,611
November 19, 2013	September 30, 2013	$0.46	$23,649
February 19, 2014	December 31, 2013	$0.46	$23,681

May 20, 2014	March 31, 2014	$0.46	$23,865
August 19, 2014	June 30, 2014	$0.49	25,435

On October 29, 2014, the Partnership declared a cash distribution of $0.52 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended September 30, 2014. The $27.0 million distribution will be paid on November 20, 2014 to unitholders of record at the close of business on November 10, 2014.

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

Distributions declared by ARP for the period from January 1, 2013 through September 30, 2014 were as follows (in thousands, except per unit amounts):

Date Cash Distribution Paid	For Quarter/ Month Ended	Cash Distribution per Common Limited Partner Unit	Total Cash Distribution to Common Limited Partners	Total Cash Distribution To Preferred Limited Partners	Total Cash Distribution to the General Partner
May 15, 2013	March 31, 2013	$0.5100	$22,428	$1,957	$946
August 14, 2013	June 30, 2013	$0.5400	$32,097	$2,072	$1,884
November 14, 2013	September 30, 2013	$0.5600	$33,291	$4,248	$2,443
February 14, 2014	December 31, 2013	$0.5800	$34,489	$4,400	$2,891

March 17, 2014	January 31, 2014	$0.1933	$12,718	$1,467	$1,055
April 14, 2014	February 28, 2014	$0.1933	$12,719	$1,466	$1,055
May 15, 2014	March 31, 2014	$0.1933	$12,719	$1,466	$1,054

June 13, 2014	April 30, 2014	$0.1933	$15,752	$1,466	$1,279
July 15, 2014	May 31, 2014	$0.1933	$15,752	$1,466	$1,279
August 14, 2014	June 30, 2014	$0.1966	$16,029	$1,492	$1,377
September 12, 2014	July 31, 2014	$0.1966	$16,028	$1,493	$1,378
October 15, 2014	August 31, 2014	$0.1966	$16,032	$1,491	$1,378

On October 29, 2014, the ARP declared a monthly distribution of $0.1966 per common unit for the month of September 2014. The $18.9 million distribution, including $1.4 million and $1.5 million to the general partner and preferred limited partners, respectively, will be paid on November 14, 2014 to holders of record as of November 10, 2014.

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

Common unit and general partner distributions declared by APL for the period from January 1, 2013 through September 30, 2014 were as follows (in thousands, except per unit amounts):

Date Cash Distribution Paid	For Quarter Ended	APL Cash Distribution per Common Limited Partner Unit	Total APL Cash Distribution to Common Limited Partners	Total APL Cash Distribution to the General Partner
May 15, 2013	March 31, 2013	$0.59	$45,382	$3,980
August 14, 2013	June 30, 2013	$0.62	$48,165	$5,875
November 14, 2013	September 30, 2013	$0.62	$49,298	$6,013
February 14, 2014	December 31, 2013	$0.62	$49,969	$6,095

May 15, 2014	March 31, 2014	$0.62	$49,998	$6,099
August 14, 2014	June 30, 2014	$0.63	$51,781	$7,055

On October 28, 2014, APL declared a cash distribution of $0.64 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended September 30, 2014. The $62.2 million distribution, including $8.1 million to the Partnership as general partner, will be paid on November 14, 2014 to unitholders of record at the close of business on November 10, 2014. In addition, distributions for the Class D Preferred Units will be paid in kind for the quarter ended September 30, 2014. Accordingly, APL will issue approximately 321,000 Class D Preferred Units to the holders of the Class D Preferred Units as a preferred unit distribution in kind for the quarter ended September 30, 2014 (see Note 18).

NOTE 16 — BENEFIT PLANS

Rabbi Trust

In 2011, the Partnership established an excess 401(k) plan relating to certain executives.  In connection with the plan, the Partnership established a “rabbi” trust for the contributed amounts.  At September 30, 2014 and December 31, 2013, the Partnership reflected $5.6 million and $3.7 million, respectively, related to the value of the rabbi trust within other assets, net on its combined consolidated balance sheets (see Note 6), and recorded corresponding liabilities of $5.6 million and $3.7 million, as of the same dates within asset retirement obligations and other on its combined consolidated balance sheets.

2010 Long-Term Incentive Plan

The Board of Directors of the Partnership’s general partner (the “General Partner”) approved and adopted the Partnership’s 2010 Long-Term Incentive Plan (“2010 LTIP”) effective February 2011. The 2010 LTIP provides equity incentive awards to officers, employees and board members and employees of its affiliates, consultants and joint-venture partners (collectively, the “Participants”) who perform services for the Partnership. The 2010 LTIP is administered by a committee consisting of the Board or committee of the Board or board of an affiliate appointed by the Board (the “LTIP Committee”), which is the Compensation Committee of the General Partner’s board of directors. Under the 2010 LTIP, the LTIP Committee may grant awards of phantom units, restricted units or unit options for an aggregate of 5,763,781 common limited partner units. At September 30, 2014, the Partnership had 4,965,759 phantom units and unit options outstanding under the 2010 LTIP, with 281,243 phantom units and unit options available for grant.

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

2010 Phantom Units. A phantom unit entitles a Participant to receive a Partnership common unit upon vesting of the phantom unit. In tandem with phantom unit grants, the LTIP Committee may grant Participant Distribution Equivalent Rights (“DERs”), which are the right to receive cash per phantom unit in an amount equal to, and at the same time as, the cash distributions the Partnership makes on a common unit during the period such phantom unit is outstanding. Generally, phantom units granted to employees under the 2010 LTIP will vest over a three or four year period from the date of grant and phantom units granted to non-employee directors generally vest over a four year period, 25% per year. Of the phantom units outstanding under the 2010 LTIP at September 30, 2014, there are 1,610,701 units that will vest within the following twelve months. All phantom units outstanding under the 2010 LTIP at September 30, 2014 include DERs. During the three months ended September 30, 2014 and 2013, the Partnership paid $1.2 million and $0.9 million, respectively, with respect to the 2010 LTIP DERs.  During the nine months ended September 30, 2014 and 2013, the Partnership paid $3.0 million and $2.2 million, respectively, with respect to the 2010 LTIP DERs.

The following table sets forth the 2010 LTIP phantom unit activity for the periods indicated:

	Three Months Ended September 30,
	2014		2013
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	2,618,944	$31.04	2,009,868	$21.10
Granted	—	—	102,000	50.38
Vested and issued(1)	(61,531)	20.51	(14,048	19.86
Forfeited	(13,468)	43.76	—	—
Outstanding, end of period(2)	2,543,945	$31.26	2,097,820	$22.54
Vested and not yet issued(3)	39,506	$19.70	—	$—
Non-cash compensation expense recognized (in thousands)		$7,710		$3,467

	Nine Months Ended September 30,
	2014		2013
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	2,054,534	$22.58	2,044,227	$20.90
Granted	961,000	44.93	112,000	50.26
Vested and issued(1)	(440,427)	20.48	(16,984)	19.45
Forfeited	(31,162)	33.20	(41,423)	20.88
Outstanding, end of period(2)	2,543,945	$31.26	2,097,820	$22.54
Vested and not yet issued(3)	39,506	$19.70	—	$—
Non-cash compensation expense recognized (in thousands)		$15,028		$9,190

(1)

The aggregate intrinsic values of phantom unit awards vested and issued were $8.1 million and $0.7 million for the three months ended September 30, 2014 and 2013, respectively.  The aggregate intrinsic values of phantom unit awards vested and issued were $19.2 million and $0.8 million for the nine months ended September 30, 2014 and 2013, respectively.

(2)	The aggregate intrinsic value of phantom unit awards outstanding at September 30, 2014 was $111.9 million.
(3)	The intrinsic value of phantom unit awards vested, but not yet issued at September 30, 2014 was $1.6 million. No phantom unit awards had vested, but had not yet been issued at September 30, 2013.

At September 30, 2014, the Partnership had approximately $43.7 million of unrecognized compensation expense related to unvested phantom units outstanding under the 2010 LTIP based upon the fair value of the awards.

2010 Unit Options. A unit option entitles a Participant to receive a common unit of the Partnership upon payment of the exercise price for the option after completion of vesting of the unit option. The exercise price of the unit option is equal to the fair market value of the Partnership’s common unit on the date of grant of the option. The LTIP Committee also determines how the exercise price may be paid by the Participant. The LTIP Committee will determine the vesting and exercise period for unit options. Unit option awards expire 10 years from the date of grant. Generally, unit options granted under the 2010 LTIP generally will vest over a three or four year period from the date of grant. There are 1,772,837 unit options outstanding under the 2010 LTIP at September 30, 2014 that will vest within the following twelve months.  For the three and nine months ended September 30, 2014, the Partnership received cash of $0.2 million and $0.5 million, respectively, from the exercise of options.  No cash was received from the exercise of options for the three and nine months ended September 30, 2013.

The following table sets forth the 2010 LTIP unit option activity for the periods indicated:

	Three Months Ended September 30,
	2014		2013
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of period	2,433,117	$20.52	2,462,784	$20.51
Granted	—	—	—	—
Exercised(1)	(9,241)	21.50	—	—
Forfeited	(2,062)	17.47	(6,568)	17.39
Outstanding, end of period(2)(3)	2,421,814	$20.51	2,456,216	$20.52
Options exercisable, end of period(4)	590,207	$20.32	7,068	$21.62
Non-cash compensation expense recognized (in thousands)		$1,028		$1,466

	Nine Months Ended September 30,
	2014		2013
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of year	2,452,412	$20.52	2,504,703	$20.51
Granted	—	—	—	—
Exercised(1)	(22,291)	21.39	—	—
Forfeited	(8,307)	18.96	(48,487)	20.32
Outstanding, end of period(2)(3)	2,421,814	$20.51	2,456,216	$20.52
Options exercisable, end of period(4)	590,207	$20.32	7,068	$21.62
Non-cash compensation expense recognized (in thousands)		$3,512		$4,278

(1)

The intrinsic value of options exercised during the three and nine months ended September 30, 2014 was $0.2 million and $0.5 million, respectively.  No options were exercised during the three and nine months ended September 30, 2013.

(2)	The weighted average remaining contractual life for outstanding options at September 30, 2014 was 6.5 years.
(3)	The options outstanding at September 30, 2014 had an aggregate intrinsic value of $56.9 million.
(4)

The weighted average remaining contractual lives for exercisable options at September 30, 2014 and 2013 were 6.5 years and 7.8 years, respectively. The intrinsic values of exercisable options at September 30, 2014 and 2013 were $13.4 million and $0.2 million, respectively.

At September 30, 2014, the Partnership had approximately $2.1 million in unrecognized compensation expense related to unvested unit options outstanding under the 2010 LTIP based upon the fair value of the awards. The Partnership used the Black-Scholes option pricing model, which is based on Level 3 inputs, to estimate the weighted average fair value of options granted.

2006 Long-Term Incentive Plan

The Board of Directors approved and adopted the Partnership’s 2006 Long-Term Incentive Plan (“2006 LTIP”), which provides equity incentive awards to Participants who perform services for the Partnership. The 2006 LTIP is administered by the LTIP Committee. The LTIP Committee may grant such awards of either phantom units or unit options for an aggregate of 2,261,516 common limited partner units. At September 30, 2014, the Partnership had 1,718,579 phantom units and unit options outstanding under the 2006 LTIP, with 137,139 phantom units and unit options available for grant. Share based payments to non-employees, which have a cash settlement option, are recognized within liabilities in the financial statements based upon their current fair market value.

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

2006 Phantom Units. Generally, phantom units granted to employees under the 2006 LTIP will vest over a three or four year period from the date of grant and phantom units granted to non-employee directors generally vest over a four year period, 25% per year.  Of the phantom units outstanding at September 30, 2014, 310,590 units will vest within the following twelve months. All phantom units outstanding under the 2006 LTIP at September 30, 2014 include DERs. During the three months ended September 30, 2014 and 2013, the Partnership paid $0.4 million and $0.1 million, respectively, with respect to 2006 LTIP’s DERs. During the nine months ended September 30, 2014 and 2013, the Partnership paid $0.7 million and $0.3 million, respectively, with respect to 2006 LTIP’s DERs. These amounts were recorded as reductions of partners’ capital on the Partnership’s consolidated balance sheets.

The following table sets forth the 2006 LTIP phantom unit activity for the periods indicated:

	Three Months Ended September 30,
	2014		2013
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	778,640	$42.45	237,092	$35.52
Granted	—	—	—	—
Vested and issued(1) (2)	—	—	—	—
Forfeited	—	—	—	—
Outstanding, end of period(3)(4)	778,640	$42.45	237,092	$35.52
Vested and not yet issued(5)	—	$—	—	$—
Non-cash compensation expense recognized (in thousands)		$4,950		$1,424

	Nine Months Ended September 30,
	2014		2013
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	234,940	$35.82	50,759	$21.02
Granted	626,337	43.78	204,777	37.92
Vested and issued(1) (2)	(82,637)	33.75	(17,444)	21.40
Forfeited	—	—	(1,000)	36.45
Outstanding, end of period(3)(4)	778,640	$42.45	237,092	$35.52
Vested and not yet issued(5)	—	$—	—	$—
Non-cash compensation expense recognized (in thousands)		$12,146		$4,230

(1)

No phantom unit awards vested during the three months ended September 30, 2014 and 2013. The intrinsic value for phantom unit awards vested and issued during the nine months ended September 30, 2014 and 2013 were $4.2 million and $0.8 million, respectively.

(2)

No units were settled in cash during the three months ended September 30, 2014 and 2013. There were 6,380 and 1,146 vested units during the nine months ended September 30, 2014 and 2013, respectively, that settled for cash consideration of approximately $0.3 million and $0.1 million, respectively.

(3)	The aggregate intrinsic value for phantom unit awards outstanding at September 30, 2014 was $34.3 million.
(4)

There was $1.0 million and $1.1 million recognized as liabilities on the Partnership’s consolidated balance sheets at September 30, 2014 and December 31, 2013, respectively, representing 38,571 and 41,525 units, respectively, due to the option of the participants to settle in cash instead of units. The respective weighted average grant date fair values for these units are $36.95 and $29.67 as of September 30, 2014 and December 31, 2013, respectively.  There was $1.2 million recognized as liabilities on the Partnership’s consolidated balance sheet at September 30, 2013, representing 41,677 units due to the option of the participants to settle in cash instead of units.  The weighted average grant date fair value for these units was $27.93 as of September 30, 2013.

(5)	No phantom units were vested, but not yet issued at September 30, 2014 and 2013.

At September 30, 2014, the Partnership had approximately $19.2 million of unrecognized compensation expense related to unvested phantom units outstanding under the 2006 LTIP based upon the fair value of the awards.

2006 Unit Options. The exercise price of the unit option may be equal to or more than the fair market value of the Partnership’s common unit on the date of grant of the option. Unit option awards expire 10 years from the date of grant. Generally, unit options granted under the 2006 LTIP will vest over a three or four year period from the date of grant. There are 2,500 unit options outstanding under the 2006 LTIP at September 30, 2014 that will vest within the following twelve months. No cash was received from the exercise of options for the three and nine months ended September 30, 2014 and 2013.

The following table sets forth the 2006 LTIP unit option activity for the periods indicated:

	Three Months Ended September 30,
	2014		2013
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of period	939,939	$20.94	939,939	$20.94
Granted	—	—	—	—
Exercised(1)	—	—	—	—
Forfeited	—	—	—	—
Outstanding, end of year(2)(3)	939,939	$20.94	939,939	$20.94
Options exercisable, end of period(4)(5)	932,439	$20.80	929,939	$20.75
Non-cash compensation expense recognized (in thousands)		$5		$10

	Nine Months Ended September 30,
	2014		2013
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of year	939,939	$20.94	929,939	$20.75
Granted	—	—	10,000	38.51
Exercised(1)	—	—	—	—
Forfeited	—	—	—	—
Outstanding, end of year(2)(3)	939,939	$20.94	939,939	$20.94
Options exercisable, end of period(4)(5)	932,439	$20.80	929,939	$20.75
Non-cash compensation expense recognized (in thousands)		$17		$26

(1)	No options were exercised during the three and nine months ended September 30, 2014 and 2013.
(2)	The weighted average remaining contractual life for outstanding options at September 30, 2014 was 2.2 years.
(3)	The aggregate intrinsic value of options outstanding at September 30, 2014 was approximately $21.7 million.
(4)	The weighted average remaining contractual lives for exercisable options at September 30, 2014 and 2013 were 2.1 years and 3.1 years, respectively.
(5)	The aggregate intrinsic values of options exercisable at September 30, 2014 and 2013 were $21.6 million and $31.5 million, respectively.

At September 30, 2014, the Partnership had approximately $23,000 of unrecognized compensation expense related to unvested unit options outstanding under the 2006 LTIP based upon the fair value of the awards. The Partnership uses the Black-Scholes option pricing model, which is based on Level 3 inputs, to estimate the weighted average fair value of options granted.

The following weighted average assumptions were used for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected dividend yield	—%	—%	—%	3.2%
Expected unit price volatility	—%	—%	—%	30.0%
Risk-free interest rate	—%	—%	—%	0.7%
Expected term (in years)	—	—	—	6.25
Fair value of unit options granted	$—	$—	$—	$7.54

ARP Long-Term Incentive Plan

ARP’s 2012 Long-Term Incentive Plan (the “ARP LTIP”), effective March 2012, provides incentive awards to officers, employees and directors as well as employees of the general partner and its affiliates, consultants and joint venture partners who perform services for ARP.  The ARP LTIP is administered by the board of the general partner, a committee of the board or the board (or committee of the board) of an affiliate (the “ARP LTIP Committee”). Under ARP’s 2012 LTIP, the ARP LTIP Committee may grant awards of phantom units, restricted units, or unit options for an aggregate of 2,900,000 common limited partner units of ARP. At September 30, 2014, ARP had 2,258,110 phantom units, restricted units and restricted options outstanding under the ARP LTIP, with 148,663 phantom units, restricted units and unit options available for grant. Share based payments to non-employee directors, which have a cash settlement option, are recognized within liabilities in the financial statements based upon their current fair market value.

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

ARP Phantom Units. Phantom units granted under the ARP LTIP generally will vest 25% of the original granted amount on each of the four anniversaries of the date of grant.  Of the phantom units outstanding under the ARP LTIP at September 30, 2014, 314,775 units will vest within the following twelve months. All phantom units outstanding under the ARP LTIP at September 30, 2014 include DERs. During the three months ended September 30, 2014 and 2013, ARP paid $0.5 million with respect to the ARP LTIP’s DERs. During the nine months ended September 30, 2014 and 2013, ARP paid $1.5 million with respect to the ARP LTIP’s DERs. These amounts were recorded as reductions of partners’ capital on the Partnership’s consolidated balance sheets.

The following table sets forth the ARP LTIP phantom unit activity for the periods indicated:

	Three Months Ended September 30,
	2014		2013
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	901,207	$23.29	845,932	$24.51
Granted	9,400	19.85	37,191	21.86
Vested and issued(1)	(115,797)	24.54	(33,123)	24.72
Forfeited	—	—	—	—
Outstanding, end of period(2)(3)	794,810	$23.07	850,000	$24.38
Vested and not yet issued(4)	5,412	$25.25	7,749	$25.51
Non-cash compensation expense recognized (in thousands)		$1,647		$2,045

	Nine Months Ended September 30,
	2014		2013
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	839,808	$24.31	948,476	$24.76
Granted	236,423	20.28	128,981	22.07
Vested and issued(1)	(262,671)	24.51	(204,582)	24.70
Forfeited	(18,750)	23.00	(22,875)	24.23
Outstanding, end of period(2)(3)	794,810	$23.07	850,000	$24.38
Vested and not yet issued(4)	5,412	$25.25	7,749	$25.51
Non-cash compensation expense recognized (in thousands)		$4,968		$7,329

(1)

The intrinsic value of phantom unit awards vested and issued during the three months ended September 30, 2014 and 2013 was $2.8 million and $0.8 million, respectively, and $5.7 million and $5.0 million during the nine months ended September 30, 2014 and 2013, respectively.

(2)	The aggregate intrinsic value for phantom unit awards outstanding at September 30, 2014 was $15.5 million.
(3)

There was $0.2 million and $0.1 million recognized as liabilities on the Partnership’s consolidated balance sheets representing 29,035 and 16,084 units for the periods ending September 30, 2014 and December 31, 2013, respectively, due to the option of the participants to settle in cash instead of units. The respective weighted average grant date fair value for these units was $21.09 and $22.15 for the periods ending September 30, 2014 and December 31, 2013, respectively. There was approximately $40,000 recognized as liabilities on the Partnership’s consolidated balance sheet at September 30, 2013, representing 7,939 units due to the option of the participants to settle in cash instead of units.  The weighted average grant date fair value for these units was $25.19 as of September 30, 2013.

(4)	The intrinsic values of phantom unit awards vested, but not yet issued at September 30, 2014 and 2013 were $0.1 million and $0.2 million, respectively.

At September 30, 2014, ARP had approximately $8.3 million in unrecognized compensation expense related to unvested phantom units outstanding under the ARP LTIP based upon the fair value of the awards.

ARP Unit Options. The exercise price of each ARP unit option is determined by the ARP LTIP Committee and may be equal to or greater than the fair market value of ARP’s common unit on the date of grant of the option. The ARP LTIP Committee will determine the vesting and exercise restrictions applicable to an ARP award of options, if any, and the method by which the exercise price may be paid by the participant. Unit option awards expire 10 years from the date of grant. Unit options granted under the ARP LTIP generally will vest 25% on each of the next four anniversaries of the date of grant. There were 362,888 unit options outstanding under the ARP LTIP at September 30, 2014 that will vest within the following twelve months. No cash was received from the exercise of options for the three and nine months ended September 30, 2014 and 2013.

The following table sets forth the ARP LTIP unit option activity for the periods indicated:

	Three Months Ended September 30,
	2014		2013
	Number of Units	Weighted Average Exercise Price	Number of Units	Weighted Average Exercise Price
Outstanding, beginning of period	1,467,050	$24.66	1,494,750	$24.67
Granted	—	—	—	—
Exercised (1)	—	—	—	—
Forfeited	(3,750)	24.67	(6,250)	24.67
Outstanding, end of period(2)(3)	1,463,300	$24.66	1,488,500	$24.67
Options exercisable, end of period(4)	732,025	$24.67	371,375	$24.67
Non-cash compensation expense recognized (in thousands)		$342		$915

	Nine Months Ended September 30,
	2014		2013
	Number of Units	Weighted Average Exercise Price	Number of Units	Weighted Average Exercise Price
Outstanding, beginning of year	1,482,675	$24.66	1,515,500	$24.68
Granted	—	—	2,500	22.88
Exercised (1)	—	—	—	—
Forfeited	(19,375)	24.48	(29,500)	24.74
Outstanding, end of period(2)(3)	1,463,300	$24.66	1,488,500	$24.67
Options exercisable, end of period(4)	732,025	$24.67	371,375	$24.67
Non-cash compensation expense recognized (in thousands)		$1,374		$2,880

(1)	No options were exercised during the three and nine months ended September 30, 2014 and 2013, respectively.
(2)	The weighted average remaining contractual life for outstanding options at September 30, 2014 was 7.6 years.
(3)	There was no aggregate intrinsic value of options outstanding at September 30, 2014.
(4)

The weighted average remaining contractual lives for exercisable options at September 30, 2014 and 2013 were 7.6 years and 8.6 years, respectively. There were no aggregate intrinsic values of options exercisable at September 30, 2014 and 2013.

At September 30, 2014, ARP had approximately $1.4 million in unrecognized compensation expense related to unvested unit options outstanding under the ARP LTIP based upon the fair value of the awards. ARP used the Black-Scholes option pricing model, which is based on Level 3 inputs, to estimate the weighted average fair value of options granted.

The following weighted average assumptions were used for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected dividend yield	—%	—%	—%	6.7%
Expected unit price volatility	—%	—%	—%	35.8%
Risk-free interest rate	—%	—%	—%	1.1%
Expected term (in years)	—	—	—	6.35
Fair value of unit options granted	$—	$—	$—	$3.63

APL Long-Term Incentive Plans

APL has a 2004 Long-Term Incentive Plan (“APL 2004 LTIP”), and a 2010 Long-Term Incentive Plan, which was modified on April 26, 2011 (“APL 2010 LTIP” and collectively with the APL 2004 LTIP, the “APL LTIPs”), in which officers, employees and non-employee managing board members of APL’s general partner and employees of APL’s general partner’s affiliates and consultants are eligible to participate. The APL LTIPs are administered by APL’s compensation committee (the “APL LTIP Committee”). Under the APL LTIPs, the APL LTIP Committee may make awards of either phantom units or unit options for an aggregate of 3,435,000 common units. At September 30, 2014, APL had 1,755,028 phantom units outstanding under the APL LTIPs, with 122,968 phantom units and unit options available for grant. APL generally issues new common units for phantom units and unit options that have vested and have been exercised. Share based payments to non-employees that have a cash settlement option are recognized within liabilities in the consolidated financial statements based upon their current fair market value. There were no unit options outstanding as of September 30, 2014.

APL Phantom Units. Phantom units granted under the APL LTIPs generally have vesting periods of four years. However, in February 2014, APL granted 227,000 phantom units with a vesting period of three years. Phantom units awarded to non-employee managing board members will vest over a four year period. Awards to non-employee members of APL’s board automatically vest upon a change of control, as defined in the APL LTIPs. Of the units outstanding under the APL LTIPs at September 30, 2014, 619,378 phantom units will vest within twelve months. APL is authorized to withhold common units from employees to cover employee tax obligations taxes when certain phantom units have vested.

All phantom units outstanding under the APL LTIPs at September 30, 2014 include DERs. The amounts paid with respect to APL LTIP DERs were $1.2 million and $1.0 million, respectively, for the three months ended September 30, 2014 and 2013, respectively. The amounts paid with respect to APL LTIP DERs were $3.1 million and $2.2 million for the nine months ended September 30, 2014 and 2013, respectively.  These amounts were recorded as reductions of non-controlling interest on the Partnership’s consolidated balance sheet.

The following table sets forth the APL LTIP phantom unit activity for the periods indicated:

	Three Months Ended September 30,
	2014		2013
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	2,046,819	$35.45	909,012	$33.54
Granted	16,153	35.27	697,122	39.07
Vested and issued(1)	(290,769)	36.21	(59,112)	27.81
Forfeited	(17,175)	36.81	(24,200)	36.74
Outstanding, end of period(2)(3)	1,755,028	$35.31	1,522,822	$36.24
Vested and not issued(4)	12,774	$34.22	2,450	$32.95
Non-cash compensation expense recognized (in thousands)		$6,376		$5,998

	Nine Months Ended September 30,
	2014		2013
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	1,446,553	$36.32	1,053,242	$33.21
Granted	738,727	33.03	740,897	38.97
Vested and issued(1)	(409,427)	34.68	(245,017)	31.44
Forfeited	(20,825)	37.06	(26,300)	36.44
Outstanding, end of period(2)(3)	1,755,028	$35.31	1,522,822	$36.24
Vested and not issued(4)	12,774	$34.22	2,450	$32.95
Non-cash compensation expense recognized (in thousands)		$19,258		$13,818

(1)

The intrinsic values for phantom unit awards vested and issued were $9.7 million and $2.2 million during the three months ended September 30, 2014 and 2013, respectively, and $13.5 million and $8.9 million during the nine months ended September 30, 2014 and 2013, respectively.

(2)

There were 26,812 and 22,539 outstanding phantom unit awards at September 30, 2014 and December 31, 2013, respectively, which were recognized as liabilities due to the option of the participants to settle in cash instead of common limited partner units.

(3)	The aggregate intrinsic values for phantom unit awards outstanding at ended September 30, 2014 and December 31, 2013 were $64.0 million and $50.7 million, respectively.
(4)	The aggregate intrinsic values for phantom unit awards vested but not issued at September 30, 2014 was $0.4 million. There were no vested but not issued phantom unit awards at December 31, 2013.

At September 30, 2014, APL had approximately $35.0 million of unrecognized compensation expense related to unvested phantom units outstanding under the APL LTIPs based upon the fair value of the awards, which is expected to be recognized over a weighted average period of 2.0 years.

NOTE 17 — OPERATING SEGMENT INFORMATION

The Partnership’s operations include three reportable operating segments. These operating segments reflect the way the Partnership manages its operations and makes business decisions. Operating segment data for the periods indicated were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Atlas Resource:
Revenues	$202,694	$91,085	$494,756	$286,459
Operating costs and expenses	(122,098)	(77,717)	(309,159)	(228,468)
Depreciation, depletion and amortization expense	(62,852)	(41,656)	(171,090)	(85,061)
Loss on asset sales and disposal	(92)	(661)	(1,686)	(2,035)
Interest expense	(16,577)	(10,748)	(43,028)	(22,145)
Segment income (loss)	$1,075	$(39,697)	$(30,207)	$(51,250)
Atlas Pipeline:
Revenues	$756,472	$555,988	$2,164,662	$1,526,407
Operating costs and expenses	(633,736)	(506,125)	(1,877,660)	(1,347,717)
Depreciation, depletion and amortization expense	(50,173)	(51,080)	(148,632)	(127,921)
Gain (loss) on asset sales and disposal	(636)	—	47,829	(1,519)
Interest expense	(22,553)	(24,347)	(69,275)	(65,614)
Loss on early extinguishment of debt	—	—	—	(26,601)
Segment income (loss)	$49,374	$(25,564)	$116,924	$(42,965)
Corporate and other:
Revenues	$4,814	$2,916	$16,751	$3,020
Operating costs and expenses	(16,981)	(12,452)	(51,156)	(29,808)
Depreciation, depletion and amortization expense	(2,216)	(1,331)	(6,423)	(1,331)
Gain on asset sales and disposal	—	—	3	—
Interest expense	(4,553)	(3,418)	(13,513)	(4,095)
Segment loss	$(18,936)	$(14,285)	$(54,338)	$(32,214)
Reconciliation of segment income (loss) to net income (loss):
Segment income (loss):
Atlas Resource	$1,075	$(39,697)	$(30,207)	$(51,250)
Atlas Pipeline	49,374	(25,564)	116,924	(42,965)
Corporate and other	(18,936)	(14,285)	(54,338)	(32,214)
Net income (loss)	$31,513	$(79,546)	$32,379	$(126,429)
Reconciliation of segment revenues to total revenues:
Segment revenues:
Atlas Resource	$202,694	$91,085	$494,756	$286,459
Atlas Pipeline	756,472	555,988	2,164,662	1,526,407
Corporate and other	4,814	2,916	16,751	3,020
Total revenues	$963,980	$649,989	$2,676,169	$1,815,886
Capital expenditures:
Atlas Resource	$55,930	$73,944	$150,485	$203,996
Atlas Pipeline	192,568	112,152	473,147	327,861
Corporate and other	567	1,831	12,241	1,831
Total capital expenditures	$249,065	$187,927	$635,873	$533,688

	September 30,	December 31,
	2014	2013
Balance sheet:
Goodwill:
Atlas Resource	$31,784	$31,784
Atlas Pipeline	365,763	368,572
Corporate and other	—	—
	$397,547	$400,356
Total assets:
Atlas Resource	$2,986,402	$2,343,800
Atlas Pipeline	4,638,412	4,327,845
Corporate and other	168,811	120,996
	$7,793,625	$6,792,641

NOTE 18 — SUBSEQUENT EVENTS

Eagle Ford Shale Asset Acquisition.  On November 5, 2014, ARP and the Development Subsidiary completed an acquisition of oil and natural gas liquid interests in the Eagle Ford Shale in Atascosa County, Texas (the “Eagle Ford Acquisition”). Approximately $199.0 million was paid in cash by ARP and the Development Subsidiary at closing, and approximately $140.0 million will be paid over the four quarters following closing.  ARP will pay approximately $24.0 million of the deferred portion of the purchase price in three quarterly installments beginning March 31, 2015.  The Development Subsidiary will pay approximately $116.0 million of the deferred portion purchase price in four quarterly installments following closing.  ARP may pay up to $20.0 million of its deferred portion of the purchase price by issuing ARP’s Class D cumulative redeemable perpetual preferred units at a price of $25.00 per unit.

In connection with the closing of the Eagle Ford Acquisition, the borrowing base under ARP’s revolving credit facility was increased to $900.0 million.

Merger with Targa Resources Corp. On October 13, 2014, the Partnership entered into a definitive merger agreement with Targa Resources Corp. (“TRC”; NYSE:  TRGP) (the “Merger Agreement”), pursuant to which TRC agreed to acquire the Partnership through a newly formed, wholly-owned subsidiary of TRC (the “Merger”).  Upon completion of the Merger, holders of the Partnership’s common units will have the right to receive, for each Partnership common unit, (i) 0.1809 TRC shares, and (ii) $9.12 in cash.

Concurrently with the execution of the Merger Agreement, APL entered into a definitive merger agreement (the “APL Merger Agreement”) with the Partnership, TRC, Targa Resources Partners LP (“TRP”; NYSE:  NGLS), pursuant to which TRP agreed to acquire APL through a newly formed, wholly-owned subsidiary of TRP (the “APL Merger”).  Upon completion of the APL Merger, holders of APL’s common units will have the right to receive (i) 0.5846 TRP common units and (ii) $1.26 in cash for each APL common unit.

Concurrent with the execution of the Merger Agreement and the APL Merger Agreement, the Partnership agreed to (i) transfer its assets and liabilities, other than those related to APL, to Atlas Energy Group, which is currently a wholly-owned subsidiary of the Partnership and (ii) immediately prior to the Merger, effect a pro rata distribution to the Partnership’s unitholders of common units of Atlas Energy Group representing a 100% interest in Atlas Energy Group (the “Spin-Off”).  Atlas Energy Group’s assets, assuming the Spin-Off had been completed as of September 30, 2014, consist of:

•

100% of the general partner Class A units, all of the incentive distribution rights, as well as an approximate 27.7% limited partner interest (20,962,485 common and 3,749,986 preferred limited partner units) in ARP;

•	80% of the general partner Class A units, all of the incentive distribution rights, as well as a 3.1% limited partner interest, in the Development Subsidiary;

•	15.9% of the general partner interest and a 12% limited partner interest in Lightfoot, which has a 40% limited partner interest in ARCX; and,

•	the Partnership’s direct natural gas development and production assets in the Arkoma Basin, which it acquired in July 2013.

The closing of the Merger is subject to approval by holders of a majority of the Partnership’s common units, approval by a majority of the holders of TRC common stock voting at a special meeting held to approve the issuance of TRC shares in the Merger and other closing conditions, including the closing of the APL Merger and the Spin-Off.  Completion of each of the APL Merger and the Spin-Off are also conditioned on the parties standing ready to complete the Merger.

Following the announcement on October 13, 2014 of the Merger, the Partnership, the General Partner, TRC, Trident GP Merger Sub LLC and the members of the General Partner’s board have been named as defendants in two putative unitholder class action lawsuits challenging the Merger.  In addition, the Partnership, APL, Atlas Pipeline Partners GP LLC (“APL GP”), TRC, TRP, Targa Resources GP LLC, Trident MLP Merger Sub LLC and the members of the managing board of APL GP have been named as defendants in three putative unitholder class action lawsuits challenging the APL Merger.

The lawsuits filed generally allege that the individual defendants breached their fiduciary duties and/or contractual obligations by, among other things, failing to obtain sufficient value for the Partnership’s unitholders in the Merger.  The plaintiffs seek, among other things, injunctive relief, unspecified compensatory and/or rescissory damages, attorney’s fees, other expenses and costs.  At this time, the Partnership cannot reasonably estimate the range of possible loss as a result of the lawsuit.  See “Part II. Other Information ‒ Item 1. Legal Proceedings” for more information regarding the class action lawsuit filed against the Partnership and the General Partner.

Distribution. On October 29, 2014, the Partnership declared a cash distribution of $0.52 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended September 30, 2014. The $27.0 million distribution will be paid on November 20, 2014 to unitholders of record at the close of business on November 10, 2014.

Atlas Resource

Distribution. On October 29, 2014, ARP declared a monthly distribution of $0.1966 per common unit for the month of September 2014. The $18.9 million distribution, including $1.4 million and $1.5 million to the general partner and preferred limited partners, respectively, will be paid on November 14, 2014 to holders of record as of November 10, 2014.

Issuance of Preferred Units. In connection with the Eagle Ford Acquisition, on October 2, 2014, ARP issued 3,200,000 8.625% ARP Class D cumulative redeemable perpetual preferred units at a public offering price of $25.00 per Class D Unit. ARP will pay cumulative distributions in cash on the units on a quarterly basis at a rate of $2.15625 per unit, or 8.625% of the liquidation preference, per year.

9.25% ARP Senior Notes. Also in connection with the Eagle Ford Acquisition, on October 14, 2014, ARP issued an additional $75.0 million of its 9.25% ARP Senior Notes in a private transaction under Rule 144A and Regulation S of the Securities Act at an offering price of 100.5%, yielding net proceeds of approximately $73.6 million. In connection with the issuance, ARP also entered into a registration rights agreement. Under the registration rights agreement, ARP agreed to (i) file an exchange offer registration statement with the SEC to exchange the privately issued notes for registered notes, and (ii) cause the exchange offer to be consummated no later than 270 days after the issuance of the 9.25% ARP Senior Notes. Under certain circumstances, in lieu of, or in addition to, a registered exchange offer, ARP agreed to file a shelf registration statement with respect to the issuance. If ARP fails to comply with its obligations to register the notes within the specified time periods, ARP will be subject to additional interest, up to 1% per annum, until such time that the exchange offer is consummated or the shelf registration is declared effective, as applicable.

Atlas Pipeline

Distributions. On October 28, 2014, APL declared a cash distribution of $0.64 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended September 30, 2014. The $62.2 million distribution, including $8.1 million to the Partnership as general partner, will be paid on November 14, 2014 to unitholders of record at the close of business on November 10, 2014. APL also determined that distributions for the Class D Preferred Units would be paid in-kind for the quarter ended September 30, 2014. Accordingly, APL will issue approximately 321,000 Class D Preferred Units to the holders of the Class D Preferred Units as a preferred unit distribution in kind for the quarter ended September 30, 2014.

On October 15, 2014, APL paid a cash distribution of $0.515625 per unit, or approximately $2.6 million, on its Class E Preferred Units, representing the cash distribution for the period July 15, 2014 through October 14, 2014 (see Note 14).

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

When used in this Form 10-Q, the words “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2013, as supplemented by this Form 10-Q. These risks and uncertainties could cause actual results to differ materially from the results stated or implied in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

BUSINESS OVERVIEW

We are a publicly-traded Delaware master limited partnership, whose common units are listed on the New York Stock Exchange (“NYSE”) under the symbol “ATLS”.

At September 30, 2014, our operations primarily consisted of our ownership interests in the following:

•

Atlas Resource Partners, L.P. (“Atlas Resources” or “ARP”), a publicly-traded Delaware master limited partnership (NYSE: ARP) and an independent developer and producer of natural gas, crude oil and natural gas liquids (“NGL”), with operations in basins across the United States. ARP sponsors and manages tax-advantaged investment partnerships (“Drilling Partnerships”), in which it coinvests, to finance a portion of its natural gas and oil production activities. At September 30, 2014, we owned 100% of the general partner Class A units, all of the incentive distribution rights, and an approximate 27.7% limited partner interest (20,962,485 common and 3,749,986 preferred limited partner units) in ARP;

•

Atlas Pipeline Partners, L.P. (“APL”), a publicly traded Delaware master limited partnership (NYSE: APL) and midstream energy service provider engaged in the natural gas gathering, processing and treating services primarily in the Anadarko, Arkoma and Permian Basins located in the southwestern and mid-continent regions of the United States and in the Eagle Ford Shale play in south Texas; and natural gas gathering services in the Appalachian Basin in the northeastern region of the United States. At September 30, 2014, we owned a 2.0% general partner interest, all of the incentive distribution rights, and an approximate 5.5% limited partner interest in APL;

•

Lightfoot Capital Partners, L.P. (“Lightfoot L.P.”) and Lightfoot Capital Partners GP, LLC (“Lightfoot GP”), the general partner of Lightfoot L.P. (collectively, “Lightfoot”), entities which incubate new master limited partnerships (“MLPs”) and invest in existing MLPs. At September 30, 2014, we had an approximate 15.9% general partner interest and 12.0% limited partner interest in Lightfoot;

•

Development Subsidiary, a subsidiary partnership that conducts natural gas and oil operations initially in the mid-continent region of the United States, currently in the Marble Falls formation in the Fort Worth Basin and Mississippi Lime area of the Anadarko basin in Oklahoma. At September 30, 2014, we owned a 3.1% limited partner interest in our Development Subsidiary and 80.0% of its outstanding general partner Class A units, which are entitled to receive 2.0% of the cash distributed without any obligation to make further capital contributions; and

•	Certain natural gas and oil producing assets.

FINANCIAL PRESENTATION

Our consolidated financial statements contain our accounts and those of our consolidated subsidiaries, all of which are wholly-owned at September 30, 2014, except for ARP, APL and our Development Subsidiary, which we control. Due to the structure of our ownership interests in ARP, APL and our Development Subsidiary, in accordance with generally accepted accounting principles, we consolidate the financial statements of ARP, APL and our Development Subsidiary into our consolidated financial statements rather than present our ownership interests as equity investments. As such, the non-controlling interests in ARP, APL and our Development Subsidiary are reflected as income attributable to non-controlling interests in our consolidated statements of operations and as a component of partners’ capital on our consolidated balance sheets. Throughout this section, when we refer to “our” consolidated financial statements, we are referring to the consolidated results for us, our wholly-owned subsidiaries and the consolidated results of ARP, APL and our Development Subsidiary, adjusted for non-controlling interests in ARP, APL and our Development Subsidiary. All significant intercompany transactions and balances have been eliminated in the consolidation of our financial statements. Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation.

SUBSEQUENT EVENTS

Eagle Ford Shale Asset Acquisition.  On November 5, 2014, ARP and the Development Subsidiary completed an acquisition of oil and natural gas liquid interests in the Eagle Ford Shale in Atascosa County, Texas (the “Eagle Ford Acquisition”). Approximately $199.0 million was paid in cash by ARP and the Development Subsidiary at closing, and approximately $140.0 million will be paid over the four quarters following closing. ARP will pay approximately $24.0 million of the deferred portion of the purchase price in three quarterly installments beginning March 31, 2015.  The Development Subsidiary will pay approximately $116.0 million of the deferred portion purchase price in four quarterly installments following closing.  ARP may pay up to $20.0 million of its deferred portion of the purchase price by issuing ARP’s Class D cumulative redeemable perpetual preferred units at a price of $25.00 per unit.

In connection with the closing of the Eagle Ford Acquisition, the borrowing base under ARP’s revolving credit facility was increased to $900.0 million.

Merger with Targa Resources Corp. On October 13, 2014, we entered into a definitive merger agreement with Targa Resources Corp. (“TRC”; NYSE:  TRGP) (the “Merger Agreement”), pursuant to which TRC agreed to acquire us through the merger of a newly formed, wholly-owned subsidiary of TRC with and into us (the “Merger”).  Upon completion of the Merger, holders of our common units will have the right to receive, for each of our common units, (i) 0.1809 TRC shares and, (ii) $9.12 in cash.

Concurrently with the execution of the Merger Agreement, APL entered into a definitive merger agreement (the “APL Merger Agreement”) with us, TRC, Targa Resources Partners LP (“TRP”; NYSE:  NGLS), pursuant to which TRP agreed to acquire APL through the merger of a newly formed, wholly-owned subsidiary of TRP with and into us (the “APL Merger”).  Upon completion of the APL Merger, holders of APL’s common units will have the right to receive (i) 0.5846 TRP common units and (ii) $1.26 in cash for each APL common unit.

Concurrent with the execution of the Merger Agreement and the APL Merger Agreement, we agreed to (i) transfer our assets and liabilities, other than those related to APL, to Atlas Energy Group, which is currently our wholly-owned subsidiary and (ii) immediately prior to the Merger, effect a pro rata distribution to our unitholders of common units of Atlas Energy Group representing a 100% interest in Atlas Energy Group (the “Spin-Off”).  Atlas Energy Group’s assets, assuming the Spin-Off had been completed as of September 30, 2014, consist of:

•

100% of the general partner Class A units, all of the incentive distribution rights, as well as an approximate 27.7% limited partner interest (20,962,485 common and 3,749,986 preferred limited partner units) in ARP;

•	80% of the general partner Class A units, all of the incentive distribution rights, as well as a 3.1% limited partner interest, in the Development Subsidiary;

•	15.9% of the general partner interest and a 12% limited partner interest in Lightfoot, which has a 40% limited partner interest in ARCX; and,

•	our direct natural gas development and production assets in the Arkoma Basin, which we acquired in July 2013.

The closing of the Merger is subject to approval by holders of a majority of our common units, approval by a majority of the holders of TRC common stock voting at a special meeting held to approve the issuance of TRC shares in the Merger and other closing conditions, including the closing of the APL Merger and the Spin-Off.  Completion of each of the APL Merger and the Spin-Off are also conditioned on the parties standing ready to complete the Merger.

Following the announcement on October 13, 2014 of the Merger, we, our general partner, TRC, Trident GP Merger Sub LLC and the members of our general partner’s board of directors have been named as defendants in two putative unitholder class action lawsuits challenging the Merger.  In addition, we, APL, Atlas Pipeline Partners GP LLC (“APL GP”), TRC, TRP, Targa Resources GP LLC, Trident MLP Merger Sub LLC and the members of the managing board of APL GP have been named as defendants in three putative unitholder class action lawsuits challenging the APL Merger.

The lawsuits filed generally allege that the individual defendants breached their fiduciary duties and/or contractual obligations by, among other things, failing to obtain sufficient value for our unitholders in the Merger.  The plaintiffs seek, among other things, injunctive relief, unspecified compensatory and/or rescissory damages, attorney’s fees, other expenses and costs.  At this time, we cannot reasonably estimate the range of possible loss as a result of the lawsuit.  See “Part II. Other Information ‒ Item 1. Legal Proceedings” for more information regarding the class action lawsuit filed against us and our general partner.

Distribution. On October 29, 2014, we declared a cash distribution of $0.52 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended September 30, 2014. The $27.0 million distribution will be paid on November 20, 2014 to unitholders of record at the close of business on November 10, 2014.

Atlas Resource

Distribution. On October 29, 2014, ARP declared a monthly distribution of $0.1966 per common unit for the month of September 2014. The $18.9 million distribution, including $1.4 million and $1.5 million to the general partner and preferred limited partners, respectively, will be paid on November 14, 2014 to holders of record as of November 10, 2014.

Issuance of Preferred Units. In connection with the Eagle Ford Acquisition, on October 2, 2014, ARP issued 3,200,000 8.625% ARP Class D cumulative redeemable perpetual preferred units at a public offering price of $25.00 per Class D Unit. ARP will pay cumulative distributions in cash on the units on a quarterly basis at a rate of $2.15625 per unit, or 8.625% of the liquidation preference, per year.

9.25% ARP Senior Notes. Also in connection with the Eagle Ford Acquisition, on October 14, 2014, ARP issued an additional $75.0 million of its 9.25% ARP Senior Notes in a private transaction under Rule 144A and Regulation S of the Securities Act of 1933, as amended (the “Securities Act”) at an offering price of 100.5%, yielding net proceeds of approximately $73.6 million. In connection with the issuance, ARP also entered into a registration rights agreement. Under the registration rights agreement, ARP agreed to (a) file an exchange offer registration statement with the SEC to exchange the privately issued notes for registered notes, and (b) cause the exchange offer to be consummated no later than 270 days after the issuance of the 9.25% ARP Senior Notes. Under certain circumstances, in lieu of, or in addition to, a registered exchange offer, ARP agreed to file a shelf registration statement with respect to the issuance. If ARP fails to comply with its obligations to register the notes within the specified time periods, ARP will be subject to additional interest, up to 1% per annum, until such time that the exchange offer is consummated or the shelf registration is declared effective, as applicable.

Atlas Pipeline

Distributions. On October 28, 2014, APL declared a cash distribution of $0.64 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended September 30, 2014. The $62.2 million distribution, including $8.1 million to us as general partner, will be paid on November 14, 2014 to unitholders of record at the close of business on November 10, 2014. APL also determined that distributions for the Class D convertible preferred units (“Class D Preferred Units”) would be paid in-kind for the quarter ended September 30, 2014. Accordingly, on November 14, 2014, APL will distribute approximately 321,000 additional Class D Preferred Units to the holders of the Class D Preferred Units as a preferred unit distribution in kind for the quarter ended September 30, 2014.

On October 15, 2014, APL paid a cash distribution of $0.515625 per unit, or approximately $2.6 million, on its Class E cumulative redeemable perpetual preferred units (“Class E Preferred Units”), representing the cash distribution for the period July 15, 2014 through October 14, 2014 (see “Issuance of Units”).

RECENT DEVELOPMENTS

Atlas Resource

Equity Distribution Program. On August 29, 2014, ARP entered into an equity distribution agreement with Deutsche Bank Securities Inc., as representative of the several banks named therein (the “Agents”). Pursuant to the equity distribution agreement, ARP may sell from time to time through the Agents common units representing limited partner interests of ARP having an aggregate offering price of up to $100.0 million.  Sales of common units, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the New York Stock Exchange, the existing trading market for the common units, or sales made to or through a market maker other than on an exchange or through an electronic communications network. ARP will pay each of the Agents a commission, which in each case shall not be more than 2.0% of the gross sales price of common units sold through such Agent. Under the terms of the equity distribution agreement, ARP may also sell common units from time to time to any Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of common units to an Agent as principal would be pursuant to the terms of a separate terms agreement between ARP and such Agent (see “Issuances of Units”). As of September 30, 2014, no units have been sold under this program.

Rangely Acquisition. On June 30, 2014, ARP completed an acquisition of a 25% non-operated net working interest in oil and natural gas liquids producing assets in the Rangely field in northwest Colorado for approximately $407.8 million in cash, net of purchase price adjustments (the “Rangely Acquisition”). The purchase price was funded through borrowings under ARP’s revolving credit facility, the issuance of an additional $100.0 million of its 7.75% senior notes due 2021 (“7.75 ARP Senior Notes”) (see “Senior Notes”) and the issuance of 15,525,000 of ARP’s common limited partner units (see “Issuance of Units”). The Rangely Acquisition had an effective date of April 1, 2014. Our consolidated financial statements reflect the operating results of the acquired business commencing June 30, 2014.

GeoMet Acquisition. On May 12, 2014, ARP completed the acquisition of assets from GeoMet, Inc. (“GeoMet”) (OTCQB: GMET) for approximately $99.3 million in cash with an effective date of January 1, 2014. The assets include coal-bed methane producing natural gas assets in West Virginia and Virginia.

Issuance of Common Units. In May 2014, in connection with the closing of the Rangely Acquisition, ARP issued 15,525,000 of its common limited partner units (including 2,025,000 units pursuant to an over-allotment option) in a public offering at a price of $19.90 per unit, yielding net proceeds of approximately $297.5 million. The units were registered under the Securities Act pursuant to a shelf registration statement on Form S-3, which was automatically effective on the filing date of February 3, 2014.

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

Cash Distribution Practice. On January 29, 2014, ARP’s board of directors approved the modification of its cash distribution payment practice to a monthly cash distribution program beginning for the month of January 2014, whereby a monthly cash distribution will be paid within 45 days from the month end.

Atlas Pipeline

Cryogenic Processing Plant. On September 15, 2014, APL placed in service a new 200 MMCFD cryogenic processing plant, known as the Edward plant, in its WestTX system in the Permian Basin of West Texas, increasing the WestTX system capacity to 655 MMCFD. On June 25, 2014, APL placed in service a new 200 MMCFD cryogenic processing plant, known as the Silver Oak II plant, in its SouthTX system in the Eagle Ford Shale play of South Texas, increasing the SouthTX system capacity to 400 MMCFD.  On May 1, 2014, APL placed in service a new 120 MMCFD cryogenic processing plant, known as the Stonewall plant, in its SouthOK system in the Arkoma Basin of Oklahoma, increasing the SouthOK system capacity to 500 MMCFD.

Amendment to Credit Agreement. On August 28, 2014, APL entered into a Second Amended and Restated Credit Agreement (the “Revised APL Credit Agreement”) which, among other changes:

•	extended the maturity date to August 28, 2019;

•	increased the revolving credit commitment from $600 million to $800 million and the incremental revolving credit amount from $200 million to $250 million;

•

reduced by 0.25% the applicable margin used to determine interest rates for LIBOR Rate Loans, as defined in the Revised APL Credit Agreement, and for Base Rate Loans, as defined in the Revised APL Credit Agreement, depending on the Consolidated Funded Debt Ratio, as defined in the Revised APL Credit Agreement;

•	allows APL to request incremental term loans, provided the sum of any revolving credit commitments and incremental term loans may not exceed $1.05 billion; and

•

changed the per annum interest rate on borrowings to (i) the higher of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) three-month LIBOR plus 1.0%, or (ii) the LIBOR rate for the applicable period (each plus the applicable margin). Previously, part (c) was stated as: to one-month LIBOR plus 1.0%.

On March 11, 2014, APL entered into an amendment to its credit agreement governing its revolving credit facility which, among other changes:

•

adjusted the duration of, and maximum ratios allowed during, the Acquisition Period, as defined in APL’s credit agreement, for the Consolidated Funded Debt Ratio, as defined in APL’s credit agreement; and

•

permitted the payment of cash distributions, if any, on the 8.25% APL Class E cumulative redeemable perpetual preferred units (“Class E Preferred Units”) so long as APL has a pro forma Minimum Liquidity, as defined in APL’s credit agreement, of greater than or equal to $50 million.

Sale of WTLPG.  On May 14, 2014, APL completed the sale of its 20% interest in West Texas LPG Pipeline Limited Partnership (“WTLPG”) to a subsidiary of Martin Midstream Partners L.P. (NYSE: MMLP).  APL received $132.7 million in proceeds, which were used to pay down its revolving credit facility.  As a result of the sale, APL recognized a $0.6 million loss and $47.8 million gain on asset sales and disposal on our consolidated statements of operations for the three and nine months ended September 30, 2014, respectively.

Equity Distribution Agreement.  On May 12, 2014, APL entered into an equity distribution agreement with Citigroup Global Markets Inc., Wells Fargo Securities, LLC and MLV & Co. LLC, through which APL may offer and sell from time to time common units having an aggregate value up to $250.0 million.  Sales are at market prices prevailing at the time of the sale.

Issuance of Preferred Units. On March 17, 2014, APL issued 5,060,000 of its Class E Preferred Units to the public at an offering price of $25.00 per Class E Preferred Unit.  APL received $122.3 million in net proceeds.  The proceeds were used to pay down APL’s revolving credit facility (see “Issuance of Units”).

CONTRACTUAL REVENUE ARRANGEMENTS

Natural Gas and Oil Production

Natural Gas. We and ARP market the majority of our natural gas production to gas marketers directly or to third party plant operators who process and market our and ARP’s gas. The sales price of natural gas produced is a function of the market in the area and typically tied to a regional index. The production area and pricing indices for the majority of our and ARP’s production areas are as follows:

•	Appalachian Basin - Dominion South Point, Tennessee Gas Pipeline, Transco Leidy Line, Columbia Appalachia, NYMEX and Transco Zone 5;

•	Mississippi Lime - Southern Star;

•	Barnett Shale and Marble Falls- primarily Waha;

•	Raton – ANR, Panhandle, and NGPL;

•	Black Warrior Basin – Southern Natural;

•	Arkoma – Enable Gas; and

•	Other regions - primarily the Texas Gas Zone SL spot market (New Albany Shale) and the Cheyenne Hub spot market (Niobrara).

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

•

Administration and oversight. For each well drilled by a Drilling Partnership, ARP receives a fixed fee between $100,000 and $500,000, depending on the type of well drilled, upon initiation of drilling operations, or “spudding” of a well. Additionally, the Drilling Partnership pays ARP a monthly per well administrative fee of $75 for the life of the well. Because ARP coinvests in the Drilling Partnerships, the net fee that it receives is reduced by ARP’s proportionate interest in the well;

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

Gathering and Processing

APL’s principal revenue is generated from the gathering, processing and treating of natural gas and the sale of natural gas, NGLs and condensate. Variables that affect its revenue are:

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

RESULTS OF OPERATIONS

Gas and Oil Production

Production Profile. At September 30, 2014, our consolidated gas and oil production revenues and expenses consist of our and ARP’s gas and oil production activities. Currently, our gas and oil production entails the production generated by our assets acquired in the Arkoma Acquisition and our wells drilled in the Marble Falls play.  ARP has focused its natural gas, crude oil and NGL production operations in various shale plays throughout the United States. ARP previously had certain agreements which restricted its ability to drill additional wells in certain areas of Pennsylvania, New York and West Virginia, including portions of the Marcellus Shale, which expired on February 17, 2014. Through September 30, 2014, we and ARP have established production positions in the following operating areas:

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

The following table presents the number of wells we and ARP drilled and the number of wells we and ARP turned in line, both gross and for our and ARP’s interest, during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Atlas Energy:
Gross wells drilled:	1	—	11	—
Our share of gross wells drilled(1):	1	—	11	—
Gross wells turned in line:	—	—	10	—
Net wells turned in line(1):	—	—	10	—

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Atlas Resource:
ARP gross wells drilled:	30	31	98	75
ARP’s share of gross wells drilled(2):	9	17	52	49
ARP gross wells turned in line:	30	35	90	83
ARP net wells turned in line(2):	12	19	53	59

(1)	Includes our Development Subsidiary’s percentage interest in the wells in which it has a direct ownership interest.
(2)

Includes (i) ARP’s percentage interest in the wells in which it has a direct ownership interest and (ii) ARP’s percentage interest in the wells based on its percentage ownership in its Drilling Partnerships.

Production Volumes. The following table presents total net natural gas, crude oil, and NGL production volumes and production per day for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Production:(1)(2)
Atlas Energy:
Natural gas (MMcf)	1,150	759	3,335	759
Oil (000’s Bbls)	10	—	33	—
Natural gas liquids (000’s Bbls)	10	—	23	—
Total (MMcfe)	1,269	759	3,671	759
Atlas Resource:
Natural gas (MMcf)	21,552	17,574	61,682	36,840
Oil (000’s Bbls)	423	140	754	355
Natural gas liquids (000’s Bbls)	372	344	1,016	939
Total (MMcfe)	26,325	20,473	72,302	44,607
Total production:
Natural gas (MMcf)	22,702	18,333	65,017	37,599
Oil (000’s Bbls)	433	140	787	355
Natural gas liquids (000’s Bbls)	382	344	1,039	939
Total (MMcfe)	27,594	21,232	75,973	45,366
Production per day:(1)(2)
Atlas Energy:
Natural gas (Mcfd)	12,503	8,250	12,216	2,780
Oil (Bpd)	111	—	121	—
Natural gas liquids (Bpd)	104	—	85	—
Total (Mcfed)	13,792	8,250	13,447	2,780
Atlas Resource:
Natural gas (Mcfd)	234,263	191,020	225,943	134,945
Oil (Bpd)	4,598	1,517	2,761	1,301
Natural gas liquids (Bpd)	4,048	3,734	3,722	3,441
Total (Mcfed)	286,143	222,529	264,843	163,397
Total production per day:
Natural gas (Mcfd)	246,766	199,270	238,158	137,725
Oil (Bpd)	4,710	1,517	2,882	1,301
Natural gas liquids (Bpd)	4,152	3,734	3,807	3,441
Total (Mcfed)	299,934	230,779	278,290	166,178

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

Production Revenues, Prices and Costs. Production revenues and estimated gas and oil reserves are substantially dependent on prevailing market prices for natural gas, which comprised all of our proved reserves and 83% of ARP’s proved reserves on an energy equivalent basis at December 31, 2013. The following table presents production revenues and average sales prices for our and ARP’s natural gas, oil, and natural gas liquids production for the three and nine months ended September 30, 2014 and 2013, along with average production costs, which include lease operating expenses, taxes, and transportation and compression costs, in each of the reported periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Production revenues (in thousands):
Atlas Energy:
Natural gas revenue	$4,283	$2,700	$12,953	$2,700
Oil revenue	951	—	3,081	—
Natural gas liquids revenue	309	—	726	—
Total revenues	$5,543	$2,700	$16,760	$2,700
Atlas Resource:
Natural gas revenue	$75,246	$57,350	$227,036	$114,789
Oil revenue	38,151	12,993	67,626	32,394
Natural gas liquids revenue	11,997	9,989	31,034	26,307
Total revenues	$125,394	$80,332	$325,696	$173,490
Total production revenues:
Natural gas revenue	$79,529	$60,050	$239,989	$117,489
Oil revenue	39,102	12,993	70,707	32,394
Natural gas liquids revenue	12,306	9,989	31,760	26,307
Total revenues	$130,937	$83,032	$342,456	$176,190
Average sales price:
Atlas Energy:
Natural gas (per Mcf):(1)
Total realized price, after hedge	$3.72	$3.56	$3.88	$3.56
Total realized price, before hedge	$3.65	$3.35	$4.12	$3.35
Oil (per Bbl):(1)
Total realized price, after hedge	$92.96	$—	$93.52	$—
Total realized price, before hedge	$92.96	$—	$93.52	$—
Natural gas liquids (per Bbl):(1)
Total realized price, after hedge	$32.44	$—	$31.45	$—
Total realized price, before hedge	$32.44	$—	$31.45	$—
Atlas Resource:
Natural gas (per Mcf):(1)
Total realized price, after hedge(2)	$3.55	$3.46	$3.79	$3.39
Total realized price, before hedge(2)	$3.47	$3.20	$4.07	$3.19
Oil (per Bbl):(1)
Total realized price, after hedge	$90.18	$93.07	$89.71	$91.19
Total realized price, before hedge	$91.08	$104.03	$93.45	$96.50
Natural gas liquids (per Bbl):(1)
Total realized price, after hedge	$32.21	$29.08	$30.54	$28.01
Total realized price, before hedge	$32.18	$30.10	$32.16	$28.52
Total:
Natural gas (per Mcf):(1)
Total realized price, after hedge(2)	$3.56	$3.46	$3.79	$3.39
Total realized price, before hedge(2)	$3.48	$3.21	$4.08	$3.20
Oil (per Bbl):(1)
Total realized price, after hedge	$90.25	$93.07	$89.87	$91.19
Total realized price, before hedge	$91.12	$104.03	$93.46	$96.50
Natural gas liquids (per Bbl):(1)
Total realized price, after hedge	$32.22	$29.08	$30.56	$28.01

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total realized price, before hedge	$32.19	$30.10	$32.14	$28.52
Production costs (per Mcfe):(1)
Atlas Energy:
Lease operating expenses	$1.11	$0.77	$1.09	$0.77
Production taxes	0.27	0.21	0.29	0.21
Transportation and compression	0.26	0.56	0.28	0.56
	$1.64	$1.54	$1.67	$1.54
Atlas Resource:
Lease operating expenses(3)	$1.39	$1.15	$1.27	$1.12
Production taxes	0.30	0.11	0.27	0.17
Transportation and compression	0.22	0.24	0.26	0.22
	$1.91	$1.50	$1.80	$1.51
Total production costs:
Lease operating expenses(3)	$1.37	$1.13	$1.26	$1.11
Production taxes	0.30	0.11	0.27	0.17
Transportation and compression	0.23	0.25	0.26	0.22
	$1.90	$1.50	$1.80	$1.51

(1)	“Mcf” represents thousand cubic feet; “Mcfe” represents thousand cubic feet equivalents; and “Bbl” represents barrels.
(2)

Excludes the impact of subordination of ARP’s production revenue to investor partners within its Drilling Partnerships for the three and nine months ended September 30, 2014 and 2013. Including the effect of this subordination, ARP’s average realized gas sales price was $3.49 per Mcf ($3.41 per Mcf before the effects of financial hedging) and $3.26 per Mcf ($3.01 per Mcf before the effects of financial hedging) for the three months ended September 30 2014 and 2013, respectively, and $3.68 per Mcf ($3.96 per Mcf before the effects of financial hedging) and $3.12 per Mcf ($2.92 per Mcf before the effects of financial hedging) for the nine months ended September 30 2014 and 2013, respectively.  Including the effect of this subordination, total average realized gas sales price was $3.50 per Mcf ($3.43 per Mcf before the effects of financial hedging) and $3.28 per Mcf ($3.02 per Mcf before the effects of financial hedging) for the three months ended September 30, 2014 and 2013, respectively, and $3.69 per Mcf ($3.97 per Mcf before the effects of financial hedging) and $3.12 per Mcf ($2.93 per Mcf before the effects of financial hedging) for the nine months ended September 30, 2014 and 2013, respectively.

(3)

Excludes the effects of ARP’s proportionate share of lease operating expenses associated with subordination of its production revenue to investor partners within its Drilling Partnerships for the three and nine months ended September 30 2014 and 2013. Including the effects of these costs, ARP’s lease operating expenses per Mcfe were $1.37 per Mcfe ($1.90 per Mcfe for total production costs) and $1.09 per Mcfe ($1.44 per Mcfe for total production costs) for the three months ended September 30, 2014 and 2013, respectively, and $1.25 per Mcfe ($1.78 per Mcfe for total production costs) and $1.04 per Mcfe ($1.43 per Mcfe for total production costs) for the nine months ended September 30, 2014 and 2013, respectively. Including the effects of these costs, total lease operating expenses per Mcfe were $1.36 per Mcfe ($1.88 per Mcfe for total production costs) and $1.08 per Mcfe ($1.44 per Mcfe for total production costs) for the three months ended September 30, 2014 and 2013, respectively, and $1.24 per Mcfe ($1.77 per Mcfe for total production costs) and $1.03 per Mcfe ($1.43 per Mcfe for total production costs) for the nine months ended September 30, 2014 and 2013, respectively.

Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013. Total production revenues were $130.9 million for the three months ended September 30, 2014, an increase of $47.9 million from $83.0 million for the three months ended September 30, 2013. This increase principally consisted of a $22.9 million increase attributable to our and ARP’s newly acquired coal-bed methane assets, a $22.2 million increase attributable to ARP’s newly acquired Rangely assets, a $3.3 million increase attributable to our and ARP’s Barnett Shale/Marble Falls operations, and a $1.3 million increase attributable to our and ARP’s Mississippi Lime/Hunton assets, partially offset by a $1.8 million decrease attributable to ARP’s Appalachia and other operating areas assets.

Total production costs were $52.0 million, an increase of $21.4 million from $30.6 million for the three months ended September 30, 2013. This increase primarily consisted of an $11.1 million increase attributable to production costs associated with our and ARP’s newly acquired coal-bed methane assets, a $7.1 million increase attributable to ARP’s newly acquired Rangely assets, a $2.5 million increase primarily attributable to new well connections, consisting of $1.9 million attributable to our and ARP’s Barnett Shale/Marble Falls assets, and $0.6 million attributable to our and ARP’s Mississippi Lime/Hunton assets, and a $0.8 million decrease in the credit received against ARP’s lease operating expenses pertaining to the subordination of its revenue within its Drilling Partnerships. Total production costs per Mcfe increased to $1.90 per Mcfe for the three months ended September 30, 2014 from $1.50 per Mcfe for the comparable prior year period primarily as a result of the increases in our oil and natural gas liquids production. In general, production costs per Mcfe related to oil and natural gas liquids production are higher than production costs per Mcfe for dry natural gas production. However, due to the relative higher price per barrel of oil and natural gas liquids, gross margin per Mcfe is also higher than dry natural gas production.

Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013. Total production revenues were $342.5 million for the nine months ended September 30, 2014, an increase of $166.3 million from $176.2 million for the nine months ended September 30, 2013. This increase principally consisted of a $118.3 million increase attributable to our and ARP’s newly acquired coal-bed methane assets, a $22.2 million increase attributable to ARP’s newly acquired Rangely assets, a $10.1 million increase attributable to our and ARP’s Mississippi Lime/Hunton assets, a $9.2 million increase attributable to our and ARP’s Barnett Shale/Marble Falls operations, and a $7.6 million increase attributable to ARP’s Appalachia assets due primarily to the Marcellus and Utica Shale wells drilled.

Total production costs were $134.6 million, an increase of $69.8 million from $64.8 million for the nine months ended September 30, 2013. This increase primarily consisted of a $49.8 million increase attributable to production costs associated with our and ARP’s newly acquired coal-bed methane assets, an $11.4 million increase primarily attributable to new well connections, consisting of $6.8 million attributable to our and AGP’s Barnett Shale/Marble Falls assets, $1.9 million attributable to ARP’s Appalachia operations, and $2.7 million attributable to our and ARP’s Mississippi Lime/Hunton assets, a $7.1 million increase attributable to ARP’s newly acquired Rangely assets, and a $1.5 million decrease in the credit received against ARP’s lease operating expenses pertaining to the subordination of its revenue within its Drilling Partnerships. Total production costs per Mcfe increased to $1.80 per Mcfe for the nine months ended September 30, 2014 from $1.51 per Mcfe for the comparable prior year period primarily as a result of the increases in our oil and natural gas liquids production.

Well Construction and Completion

Drilling Program Results. At September 30, 2014, our consolidated well construction and completion revenues and expenses consist solely of ARP’s activities. The number of wells ARP drills will vary within ARP’s partnership management segment depending on the amount of capital it raises through its Drilling Partnerships, the cost of each well, the depth or type of each well, the estimated recoverable reserves attributable to each well and accessibility to the well site. The following table presents the amounts of Drilling Partnership investor capital raised and deployed (in thousands), as well as the number of gross and net development wells ARP drilled for its Drilling Partnerships during the three and nine months ended September 30, 2014 and 2013. There were no exploratory wells drilled during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Drilling partnership investor capital:
Raised	$18,055	$10,964	$19,610	$13,964
Deployed	$61,204	$10,964	$126,917	$92,293
Gross partnership wells drilled:
Utica	4	3	4	3
Marble Falls	20	22	52	29
Mississippi Lime	6	6	17	15
Total	30	31	73	47
Net partnership wells drilled:
Utica	4	3	4	3
Marble Falls	20	11	40	14
Mississippi Lime	6	6	17	15
Total	30	20	61	32

Well construction and completion revenues and costs and expenses incurred represent the billings and costs associated with the completion of wells for Drilling Partnerships which ARP sponsors. The following table sets forth information relating to these revenues and the related costs and number of net wells associated with these revenues during the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Average construction and completion:
Revenue per well	$2,121	$1,786	$2,476	$3,871
Cost per well	1,845	1,553	2,153	3,366
Gross profit per well	$276	$233	$323	$505
Gross profit margin	$7,983	$1,430	$16,554	$12,038
Partnership net wells associated with revenue recognized(1):
Appalachia:
Marcellus Shale	—	—	—	6
Utica	2	—	3	2
Marble Falls	22	5	37	7
Mississippi Lime	5	1	11	9
Total	29	6	51	24

(1)	Consists of ARP’s Drilling Partnership net wells for which well construction and completion revenue was recognized on a percentage of completion basis.

Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013. Well construction and completion segment margin was $8.0 million for the three months ended September 30, 2014, an increase of $6.6 million from $1.4 million for the three months ended September 30, 2013. This increase consisted of a $6.3 million increase related to a greater number of wells recognized for revenue within ARP’s Drilling Partnerships, and a $0.3 million increase associated with ARP’s higher gross profit margin per well. Average revenue and cost per well increased between periods due primarily to capital deployed for higher cost Utica Shale wells within ARP’s Drilling Partnerships during the three months ended September 30, 2014 compared with capital deployed for lower cost Mississippi Lime wells during the prior year period. As ARP’s drilling contracts with the Drilling Partnerships are on a “cost-plus” basis, an increase or decrease in ARP’s average cost per well also results in a proportionate increase or decrease in its average revenue per well, which directly affects the number of wells ARP drills.

Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013. Well construction and completion segment margin was $16.6 million for the nine months ended September 30, 2014, an increase of $4.6 million from $12.0 million for the nine months ended September 30, 2013. This increase consisted of an $8.9 million increase related to a greater number of wells recognized for revenue within ARP’s Drilling Partnerships, partially offset by a $4.3 million decrease associated with ARP’s lower gross profit margin per well. Average revenue and cost per well decreased between periods due primarily to capital deployed for lower cost Marble Falls wells within ARP’s Drilling Partnerships during the nine months ended September 30, 2014 compared with capital deployed for higher cost Marcellus Shale wells during the prior year period.

Administration and Oversight

At September 30, 2014, our consolidated administration and oversight revenues and expenses consist solely of ARP’s activities. Administration and oversight fee revenues represent supervision and administrative fees earned for the drilling and subsequent ongoing management of wells for ARP’s Drilling Partnerships. Typically, ARP receives a lower administration and oversight fee related to shallow, vertical wells it drills within the Drilling Partnerships, such as those in the Marble Falls and Niobrara Shale, as compared to deep, horizontal wells, such as those drilled in the Marcellus and Utica Shales.

Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013. Administration and oversight fee revenues were $6.2 million for the three months ended September 30, 2014, an increase of $1.8 million from $4.4 million for the three months ended September 30, 2013. This increase was due to increases in the number of wells spud within the current year period compared with the prior year period, particularly within the Marble Falls play.

Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013. Administration and oversight fee revenues were $12.1 million for the nine months ended September 30, 2014, an increase of $3.2 million from $8.9 million for the nine months ended September 30, 2013. This increase was due to increases in the number of wells spud within the current year period compared with the prior year period, particularly within the Marble Falls and Mississippi Lime plays.

Well Services

At September 30, 2014, our consolidated well services revenues and expenses consist solely of ARP’s activities. Well services revenue and expenses represent the monthly operating fees ARP charges and the work ARP’s service company performs, including work performed for ARP’s Drilling Partnership wells during the drilling and completing phase as well as ongoing maintenance of these wells and other wells for which ARP serves as operator.

Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013. Well services revenues were $6.6 million for the three months ended September 30, 2014, an increase of $1.6 million from $5.0 million for the three months ended September 30, 2013. Well services expenses were $2.6 million for the three months ended September 30, 2014, an increase of $0.2 million from $2.4 million for the three months ended September 30, 2013. The increase in well services revenue is primarily related to the increased utilization of ARP’s salt water gathering and disposal systems within the Mississippi Lime and Marble Falls plays by ARP’s Drilling Partnership wells. The increase in well services expense is primarily related to higher labor costs.

Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013. Well services revenues were $18.4 million for the nine months ended September 30, 2014, an increase of $3.7 million from $14.7 million for the nine months ended September 30, 2013. Well services expenses were $7.5 million for the nine months ended September 30, 2014, an increase of $0.5 million from $7.0 million for the nine months ended September 30, 2013. The increase in well services revenue is primarily related to the increased utilization of ARP’s salt water gathering and disposal systems within the Mississippi Lime and Marble Falls plays by ARP’s Drilling Partnership wells. The increase in well services expense is primarily related to higher labor costs.

Gathering and Processing

Gathering and processing margin includes the gathering and processing fees and related expenses for APL and ARP. The following table presents ARP’s and APL’s gathering and processing revenues and expenses for each of the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gathering and Processing:
Atlas Resource:
Revenue	$3,061	$3,591	$11,287	$11,639
Expense(1)	(3,149)	(4,321)	(11,689)	(13,545)
Gross Margin	$(88)	$(730)	$(402)	$(1,906)
Atlas Pipeline:
Revenue(1)	$723,401	$579,370	$2,147,414	$1,527,331
Expense	(616,285)	(488,370)	(1,824,749)	(1,284,755)
Gross Margin	$107,116	$91,000	$322,665	$242,576
Total: (1)
Revenue	$726,462	$582,961	$2,158,701	$1,538,970
Expense	(619,434)	(492,691)	(1,836,438)	(1,298,300)
Gross Margin	$107,028	$90,270	$322,263	$240,670

(1)

Revenues and expenses of ARP and APL are shown after intercompany eliminations of $0.1 million for both the three months ended September 30, 2014 and 2013, and $0.2 million for both the nine months ended September 30, 2014 and 2013.

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

Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013. ARP’s net gathering and processing expense for the three months ended September 30, 2014 was $0.1 million, a favorable movement of $0.6 million compared with net processing expense of $0.7 million for the three months ended September 30, 2013. This favorable movement was principally due to an increase in gathering fees from ARP’s new Marcellus Shale Drilling Partnership wells in Northeastern Pennsylvania, which are utilizing ARP’s gathering pipeline.

Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013. ARP’s net gathering and processing expense for the nine months ended September 30, 2014 was $0.4 million, a favorable movement of $1.5 million compared with net processing expense of $1.9 million for the nine months ended September 30, 2013. This favorable movement was principally due to an increase in gathering fees from ARP’s new Marcellus Shale Drilling Partnership wells in Northeastern Pennsylvania, which are utilizing ARP’s gathering pipeline.

APL’s Gathering and Processing Profile. At September 30, 2014, APL’s gathering and processing volumes are generated through its operations in the following areas:

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

The following table presents APL’s production volumes per day and average sales prices for its natural gas, oil, and natural gas liquids production for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Pricing:(1)
Average sales price:
Natural gas sales ($/Mcf)	$3.75	$3.34	$4.19	$3.46
NGL sales ($/gallon)	$0.98	$0.92	$1.01	$0.87
Condensate sales ($/barrel)	$90.09	$101.48	$91.78	$92.82
Volumes:(1)
Gathered gas volume (Mcfd)	1,671,376	1,476,019	1,572,193	1,404,051
Processed gas volume (Mcfd)	1,562,116	1,372,388	1,474,664	1,296,546
Residue gas volume (Mcfd)	1,330,054	1,160,608	1,262,179	1,091,665
NGL volume (Bpd)	132,943	120,126	123,188	113,292
Condensate volume (Bpd)	5,744	4,906	5,155	4,371

(1)	“Mcf” represents thousand cubic feet; “Mcfd” represents thousand cubic feet per day; “Bpd” represents barrels per day.

Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013. Gathering and processing margin for APL was $107.1 million for the three months ended September 30, 2014 compared with $91.0 million for the three months ended September 30, 2013. This increase was due principally to higher production volumes during the period.

Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013. Gathering and processing margin for APL was $322.7 million for the nine months ended September 30, 2014 compared with $242.6 million for the nine months ended September 30, 2013. This increase was due principally to an increase in commodity prices between the periods and higher production volumes, including the new volumes from the WestTX and SouthTX systems due to the TEAK Acquisition.

Loss on Mark-to-Market Derivatives

Gain (loss) on mark-to-market derivatives principally reflects the change in fair value of APL’s commodity derivatives that will settle in future periods, as APL does not apply hedge accounting to its derivatives. While APL utilizes either quoted market prices or observable market data to calculate the fair value of its natural gas and crude oil derivatives, valuations of APL’s NGL fixed price swaps are based on a forward price curve modeled on a regression analysis of quoted price curves for NGLs for similar geographic locations, and valuations of its NGL options are based on forward price curves developed by third-party financial institutions. The use of unobservable market data for APL’s fixed price swaps and NGL options has no impact on the settlement of these derivatives. However, a change in management’s estimated fair values for these derivatives could impact our net income, though it would have no impact on our liquidity or capital resources. We recognized a gain of $9.4 million and a loss of $21.5 million for the three months ended September 30, 2014 and 2013, respectively, and a gain of $7.1 million and a loss of $6.1 million for the nine months ended September 30, 2014 and 2013, respectively, for APL’s mark-to-market gain (loss) on derivatives valued upon unobservable inputs.

Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013. Gain on mark-to-market derivatives was $24.2 million for the three months ended September 30, 2014 as compared with a loss of $24.5 million for the three months ended September 30, 2013. The favorable movement of $48.7 million was primarily due to a $50.3 million mark-to-market gain compared to the prior year period primarily due to a $26.7 million mark-to-market gain in the current year period as a result of a decrease in forward prices during the current year period combined with an increase in forward prices during the prior year period resulting in $23.6 million mark-to-market losses on derivatives, partially offset by a $1.7 million unfavorable movement in cash settlements in the current year period compared to the prior year period mainly due to favorable propane swap settlements in the prior year period.

Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013. Gain on mark-to-market derivatives was $9.1 million for the nine months ended September 30, 2014 as compared with a loss of $9.5 million for the nine months ended September 30, 2013. The favorable movement of $18.6 million was primarily due to a $41.2 million favorable mark-to-market gain compared to the prior year period primarily due to a $28.1 million gain in the current year period due to a decrease in forward prices and an increase in forward prices during the prior year period resulting in $13.1 million mark-to-market losses on derivatives, partially offset by a $22.6 million unfavorable movement in cash settlements in the current year period compared to the prior year period mainly due to losses on NGL swap settlements.

Other, Net

Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013. Other, net for the three months ended September 30, 2014 was income of $8.4 million as compared with expense of $11.9 million for the comparable prior year period. This increase was primarily due to the $13.2 million of premium amortization associated with swaption derivative contracts for production volumes related to wells ARP acquired from EP Energy in the prior year period, the $2.0 million of our swaption amortization related to production volumes on wells acquired from EP Energy in the prior year period, and an arrangement with respect to APL’s SouthTX system in the current year period, partially offset by a $1.8 million decrease in income from the equity investment in Lightfoot and $1.4 million income in the prior year period related to WTLPG, which was sold on May 14, 2014 (see Recent Developments) and an increase in APL’s losses from its T2 Eagle Ford joint venture. APL’s T2 LaSalle and T2 Eagle Ford joint ventures are structured to earn revenues equal to their operating costs, exclusive of depreciation expense. APL’s loss on equity method investments primarily represents the depreciation expense of these assets.

Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013. Other, net for the nine months ended September 30, 2014 was income of $8.5 million as compared with expense of $5.7 million for the comparable prior year period. This increase was primarily due to the $14.5 million of premium amortization associated with swaption derivative contracts for production volumes related to wells ARP acquired from EP Energy in the prior year period, the $2.3 million of our swaption amortization related to production volumes on wells acquired from EP Energy in the prior year period, and an arrangement with respect to APL’s SouthTX system in the current year period, partially offset by a $7.6 million increase in APL’s loss from equity investments due to a loss in the current period from the SouthTX equity method investments, a $2.5 million decrease in revenues from WTLPG due its sale in May 2014 (see Recent Developments), a $1.6 million decrease in income from the equity investment in Lightfoot and a $1.0 million settlement of APL’s business interruption insurance in the prior year period. APL’s T2 LaSalle and T2 Eagle Ford joint ventures are structured to earn revenues equal to their operating costs, exclusive of depreciation expense. APL’s loss on equity method investments primarily represents the depreciation expense of these assets.

OTHER COSTS AND EXPENSES

General and Administrative Expenses

The following table presents our general and administrative expenses and those attributable to ARP and APL for each of the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
General and Administrative expenses:
Atlas Energy	$14,964	$11,359	$45,254	$28,863
Atlas Resource	13,124	31,983	50,894	63,767
Atlas Pipeline	18,074	18,572	54,430	63,816
Total	$46,162	$61,914	$150,578	$156,446

Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013. Total general and administrative expenses decreased to $46.2 million for the three months ended September 30, 2014 compared with $61.9 million for the three months ended September 30, 2013. Our $15.0 million of general and administrative expenses for the three months ended September 30, 2014 represented a $3.6 million increase from the comparable prior year period, primarily due to a $7.3 million increase in non-cash compensation expense, partially offset by a $1.7 million decrease related to our Development Subsidiary and a $2.0 million decrease in salaries, wages and other corporate activities. ARP’s $13.1 million of general and administrative expenses for the three months ended September 30, 2014 represents a $18.9 million decrease from the comparable prior year period primarily due to a $17.8 million decrease in non-recurring transaction costs related to ARP’s acquisitions in the current and prior year periods, a $1.0 million decrease in ARP’s non-cash compensation expense, and a $0.1 million decrease in salaries and wages and other corporate activities. APL’s $18.1 million of general and administrative expense for the three months ended September 30, 2014 represents a decrease of $0.5 million from the comparable prior year period due primarily to a decrease in outside services and other corporate activities.

Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013. Total general and administrative expenses decreased to $150.6 million for the nine months ended September 30, 2014 compared with $156.4 million for the nine months ended September 30, 2013. Our $45.3 million of general and administrative expenses for the nine months ended September 30, 2014 represented a $16.4 million increase from the comparable prior year period, primarily due to a $13.0 million increase in non-cash compensation expense and a $4.9 million increase related to our Development Subsidiary, partially offset by $1.5 million decrease in salaries, wages and other corporate activities. ARP’s $50.9 million of general and administrative expenses for the nine months ended September 30, 2014 represents a $12.9 million decrease from the comparable prior year period primarily due to a $13.1 million decrease in non-recurring transaction costs related to ARP’s acquisitions in the current and prior year periods and a $3.9 million decrease in ARP’s non-cash compensation expense, partially offset by a $4.1 million increase in salaries and wages and other corporate activities due to the growth of its business. APL’s $54.4 million of general and administrative expense for the nine months ended September 30, 2014 represents a decrease of $9.4 million from the comparable prior year period, which was principally due to a $19.7 million decrease in non-recurring transaction costs, partially offset by a $5.4 million increase in non-cash compensation expense, a $4.2 million increase in salaries and wages partially due to the increase in the number of employees as a result of the TEAK Acquisition, and continued growth in other operating areas of its business.

Depreciation, Depletion and Amortization

The following table presents depreciation, depletion and amortization expense that was attributable to us, ARP and APL for each of the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Depreciation, depletion and amortization:
Atlas Energy	$2,216	$1,331	$6,423	$1,331
Atlas Resource	62,852	41,656	171,090	85,061
Atlas Pipeline	50,173	51,080	148,632	127,921
Total	$115,241	$94,067	$326,145	$214,313

Total depreciation, depletion and amortization increased to $115.2 million for the three months ended September 30, 2014 compared with $94.1 million for the comparable prior year period, which was primarily due to a $21.1 million increase in our and ARP’s depletion expense resulting from the acquisitions consummated during 2014 and 2013, partially offset by a $0.9 million decrease in APL’s depreciation expenses.

Total depreciation, depletion and amortization increased to $326.1 million for the nine months ended September 30, 2014 compared with $214.3 million for the comparable prior year period, which was primarily due to an $88.5 million increase in our and ARP’s depletion expense resulting from the acquisitions consummated during 2014 and 2013 and a $20.7 million increase in APL’s depreciation expenses, primarily due to additional expense related to assets acquired in the TEAK Acquisition and APL’s expansion capital expenditures incurred subsequent to September 30, 2013.

The following table presents our and ARP’s depletion expense per Mcfe for our and ARP’s operations for the respective periods (in thousands, except per Mcfe data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Depletion expense:
Total	$62,301	$41,224	$170,036	$81,500
Depletion expense as a percentage of gas and oil production revenue	48%	50%	50%	46%
Depletion per Mcfe	$2.26	$1.94	$2.24	$1.80

Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013. Depletion expense varies from period to period and is directly affected by changes in gas and oil reserve quantities, production levels, product prices and changes in the depletable cost basis of gas and oil properties. Depletion expense was $62.3 million for the three months ended September 30, 2014, an increase of $21.1 million compared with $41.2 million for the three months ended September 30, 2013. Depletion expense of gas and oil properties as a percentage of gas and oil revenues decreased to 48% for three months ended September 30, 2014, compared with 50% for the three months ended September 30, 2013, which was primarily due to an increase in realized natural gas prices between the periods. Depletion expense per Mcfe was $2.26 for three months ended September 30, 2014, an increase of $0.32 per Mcfe from $1.94 per Mcfe for the three months ended September 30, 2013, which was primarily due to an increase in ARP’s depletion expense associated with its oil and natural gas liquids wells drilled between the periods. Depletion expense increased between periods principally due to an overall increase in production volume.

Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013. Depletion expense was $170.0 million for the nine months ended September 30, 2014, an increase of $88.5 million compared with $81.5 million for the nine months ended September 30, 2013. Depletion expense of gas and oil properties as a percentage of gas and oil revenues increased to 50% for nine months ended September 30, 2014, compared with 46% for the nine months ended September 30, 2013, which was primarily due to an increase in ARP’s depletion expense associated with the increased oil and natural gas liquids volumes resulting from ARP’s drilling program. Depletion expense per Mcfe was $2.24 for nine months ended September 30, 2014, an increase of $0.44 per Mcfe from $1.80 per Mcfe for the nine months ended September 30, 2013, which was primarily due to an increase in ARP’s depletion expense associated with its oil and natural gas liquids wells drilled between the periods. Depletion expense increased between periods principally due to an overall increase in production volume.

Gain (Loss) on Asset Sales and Disposals

Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013. Loss on asset sales and disposal for the three months ended September 30, 2014 was $0.7 million, which was comparable with the prior year period.

Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013. During the nine months ended September 30, 2014 and 2013, gains on asset sales and disposal were $46.1 million and losses on asset sales and disposal were $3.6 million, respectively. ARP recognized losses on asset sales and disposal of $1.7 million and $2.0 million during the nine months ended September 30, 2014 and 2013, respectively. The $1.7 million loss on asset sales and disposal for the nine months ended September 30, 2014 was primarily related to the sale of producing wells in ARP’s Niobrara Shale in connection with the settlement of a third party farmout agreement. The $2.0 million loss on asset sales and disposal for the nine months ended September 30, 2013 pertained to management’s decision not to drill wells on leasehold property that expired in the New Albany and Chattanooga Shales during the period. APL recognized gains of $47.8 million and losses of $1.5 million on asset sales and disposal for the nine months ended September 30, 2014 and 2013, respectively. The $47.8 million gain on asset sales and disposal for the nine months ended September 30, 2014 primarily related to its sale of WTLPG (see Recent Developments). APL’s $1.5 million loss on asset sales and disposal for the nine months ended September 30, 2013 primarily related to its decision to not pursue a project to construct pipelines in an area where acquired rights of way had expired.

Interest Expense

The following table presents our interest expense and that which was attributable to ARP and APL for each of the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest Expense:
Atlas Energy	$4,553	$3,418	$13,513	$4,095
Atlas Resource	16,577	10,748	43,028	22,145
Atlas Pipeline	22,553	24,347	69,275	65,614
Total	$43,683	$38,513	$125,816	$91,854

Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013. Total interest expense increased to $43.7 million for the three months ended September 30, 2014 as compared with $38.5 million for the three months ended September 30, 2013. This $5.2 million increase was due to our $1.1 million increase and a $5.9 million increase related to ARP, partially offset by a $1.8 million decrease related to APL. The $1.1 million increase in our interest expense consisted of a $1.3 million increase associated with our term loan facility, partially offset by a $0.2 million decrease associated with our credit facility. The $5.9 million increase in ARP’s interest expense consisted of a $2.5 million increase associated with higher weighted-average outstanding borrowings under its revolving credit facility net of capitalized interest amounts, a $1.9 million increase associated with the July 2013 issuance of its 9.25% ARP Senior Notes, and a $1.9 million increase associated with the June 2014 issuance of an additional $100.0 million of 7.75% ARP Senior Notes, partially offset by a $0.4 million decrease associated with amortization of deferred financing costs. The decrease in amortization associated with deferred financing costs was primarily related to the decrease in the amortization of deferred financing costs related to ARP’s amended credit facility between the respective periods. The $1.8 million decrease in interest expense for APL was primarily due to $2.3 million in capitalized interest partially offset by a $0.6 million increase on APL’s senior secured revolving credit facility. The increase in capitalized interest is due to increased capital expenditures over the same period last year. The increase in the interest on senior secured revolving credit facility is due to increased borrowings compared to the prior year period.

Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013. Total interest expense increased to $125.8 million for the nine months ended September 30, 2014 as compared with $91.9 million for the nine months ended September 30, 2013. This $33.9 million increase was due to our $9.4 million increase, a $20.9 million increase related to ARP and a $3.7 million increase related to APL. The $9.4 million increase in our interest expense consisted of a $9.9 million increase associated with our term loan facility, including a $0.9 million increase in the amortization of deferred financing costs, partially offset by a $0.5 million decrease associated with our credit facility. The $20.9 million increase in ARP’s interest expense consisted of a $13.4 million increase associated with the July 2013 issuance of 9.25% ARP Senior Notes, a $6.0 million increase associated with higher weighted-average outstanding borrowings under its revolving credit facility net of capitalized interest amounts, a $2.6 million increase associated with the June 2014 issuance of an additional $100.0 million of the 7.75% ARP Senior Notes, and a $1.3 million increase associated with a full three quarters’ impact of the January 2013 issuance of $275.0 million of the 7.75% ARP Senior Notes, partially offset by a $2.4 million decrease associated with amortization of deferred financing costs. The decrease in amortization associated with deferred financing costs was primarily related to the accelerated amortization associated with the retirement of ARP’s then-existing term loan credit facility and the reduction in its revolving credit facility borrowing base subsequent to its issuance of the 7.75% ARP Senior Notes in the prior year period and the decrease in amortization of deferred financing costs resulting from ARP’s amended credit facility in the prior year. The $3.7 million increase in interest expense for APL was primarily due to $6.9 million in additional interest related to the 4.75% APL Senior Notes and $4.2 million in additional interest related to the 5.875% APL Senior Notes; partially offset by $4.2 million in reduced interest on the 8.75% APL Senior Notes and $4.5 million increase in capitalized interest. The increase in the interest on the 4.75% APL Senior Notes and the 5.875% APL Senior Notes is due to their issuance in 2013. The decrease in the interest for the 8.75% APL Senior Notes is due to their redemption in February 2013. The increase in capitalized interest is due to increased capital expenditures over the same period last year.

Loss on Early Extinguishment of Debt

Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013. Loss on early extinguishment of debt for the three months ended September 30, 2013 was approximately $19,000. There was no loss on early extinguishment of debt for the three months ended September 30, 2014.

Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013. Loss on early extinguishment of debt for the nine months ended September 30, 2013 represented $17.5 million premiums paid, an $8.0 million consent payment made with respect to the extinguishment, and a $5.3 million write off of deferred financing costs, partially offset by a $4.2 million recognition of unamortized premium, related to the redemption of the 8.75% APL Senior Notes (see “Senior Notes”). There was no loss on early extinguishment of debt for the nine months ended September 30, 2014.

Loss (Income) Attributable to Non-Controlling Interests

Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013. Income attributable to non-controlling interests was $40.6 million for the three months ended September 30, 2014 as compared with a loss of $52.0 million for the comparable prior year period. Loss (income) attributable to non-controlling interests includes an allocation of APL’s, ARP’s and Development Subsidiary’s net income (loss) to non-controlling interest holders. The increase in income attributable to non-controlling interests between the three months ended September 30, 2014 and the prior year comparable period was primarily due to the increase in APL’s and ARP’s net earnings between periods and a decrease in our ownership interests in ARP and APL between the periods.

Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013. Income attributable to non-controlling interests was $65.4 million for the nine months ended September 30, 2014 as compared with a loss of $78.1 million for the comparable prior year period. Loss (income) attributable to non-controlling interests includes an allocation of APL’s, ARP’s and Development Subsidiary’s net income (loss) to non-controlling interest holders. The increase in income attributable to non-controlling interests between the nine months ended September 30, 2014 and the prior year comparable period was primarily due to the increase in APL’s net earnings between periods, a decrease in ARP’s net loss during the nine months ended September 30, 2014, and a decrease in our ownership interests in ARP and APL between the periods.

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

Cash Flows – Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013

Net cash provided by operating activities of $47.7 million for the nine months ended September 30, 2014 represented a favorable movement of $107.1 million from net cash used in operating activities of $59.4 million for the comparable prior year period. The $107.1 million favorable movement was derived principally from a $219.3 million favorable movement in net income (loss) excluding non-cash items, partially offset by an $81.8 million increase in distributions paid to non-controlling interests and a $30.4 million unfavorable movement in working capital. The non-cash charges which impacted net income (loss) primarily included a $158.8 million favorable movement in net income (loss), an increase of $111.8 million of depreciation, depletion and amortization, a favorable movement of $14.8 million in compensation expense and a favorable movement of $12.1 million in equity and distributions related to unconsolidated subsidiaries, partially offset by an unfavorable movement of $49.7 million in (gain) loss on asset sales and disposal, an unfavorable movement of $26.6 million in loss on early extinguishment of debt, a decrease of $1.3 million in amortization of deferred financing costs and an increase of $0.6 million in deferred income tax benefit. The movement in cash distributions to non-controlling interest holders was due principally to increases in cash distributions of ARP and APL. The movement in working capital was due to an $80.4 million unfavorable movement in accounts receivable, prepaid expenses and other, partially offset by a $50.0 million favorable movement in accounts payable and accrued liabilities, primarily due to the timing of ARP’s and APL’s respective capital programs and the growth of ARP’s business during the nine months ended September 30, 2014.

Net cash used in investing activities of $1,018.8 million for the nine months ended September 30, 2014 represented a favorable movement of $1,308.7 million from net cash used in investing activities of $2,327.5 million for the comparable prior year period. This favorable movement was principally due to a $1,270.8 million decrease in net cash paid for acquisitions, an increase of $131.0 million in net proceeds from asset sales pertaining to APL’s sale of its 20% interest in WTLPG (see “Recent Developments”), a $7.2 million favorable movement in other assets, and a favorable movement of $1.9 million in APL’s investment in joint ventures, partially offset by a $102.2 million increase in capital expenditures. See further discussion of capital expenditures under “Capital Requirements”.

Net cash provided by financing activities of $1,015.1 million for the nine months ended September 30, 2014 represented an unfavorable movement of $1,364.5 million from net cash provided by financing activities of $2,379.6 million for the comparable prior year period. This unfavorable movement was principally due to a $1,441.5 million decrease in net proceeds from the issuance of ARP’s and APL’s long-term debt, a $495.0 million decrease in net proceeds from ARP’s and APL’s equity offerings, a $123.5 million decrease in borrowings under the respective credit facilities and an increase of $19.0 million in distributions paid to our limited partners, partially offset by a favorable movement of $365.8 million in repayments of APL’s long-term debt, a decrease of $299.1 million in repayments of our and our subsidiaries’ revolving credit facilities, a favorable movement of $25.6 million in payments of premium on the retirement of APL’s long-term debt, a favorable movement of $21.6 million in deferred financing costs, distribution equivalent rights and other, and a $2.4 million increase in contributions from APL’s non-controlling interest. The gross amount of borrowings and repayments under the revolving credit facilities included within net cash provided by financing activities, which are generally in excess of net borrowings or repayments during the period or at period end, reflect the timing of cash receipts, which generally occur at specific intervals during the period and are utilized to reduce borrowings under the revolving credit facilities, and payments, which generally occur throughout the period and increase borrowings under the revolving credit facilities for us, ARP and APL, which is generally common practice for our and their industries.

APL’s Class D Preferred Unit distributions paid in kind represented non-cash transactions during the nine months ended September 30, 2014.

Capital Requirements

At September 30, 2014, our and our subsidiaries’ capital requirements are as follows:

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

The following table summarizes consolidated maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2014
Atlas Energy
Maintenance capital expenditures	$300	$300	$900	$300
Expansion capital expenditures	267	1,531	11,341	1,531
Total	$567	$1,831	$12,241	$1,831
Atlas Resources
Maintenance capital expenditures	$22,400	$10,000	$46,300	$21,000
Expansion capital expenditures	33,530	63,944	104,185	182,996
Total	$55,930	$73,944	$150,485	$203,996
Atlas Pipeline
Maintenance capital expenditures	$7,417	$6,416	$18,297	$14,119
Expansion capital expenditures	185,151	105,736	454,850	313,742
Total	$192,568	$112,152	$473,147	$327,861
Consolidated
Maintenance capital expenditures	$30,117	$16,716	$65,497	$35,419
Expansion capital expenditures	218,948	171,211	570,376	498,269
Total	$249,065	$187,927	$635,873	$533,688

Atlas Energy. During the three and nine months ended September 30, 2014, our total capital expenditures consisted primarily of the wells drilled and leasehold acquisition costs of our Development Subsidiary.

Atlas Resource Partners. During the three months ended September 30, 2014, ARP’s $55.9 million of total capital expenditures consisted primarily of $23.1 million for wells drilled exclusively for its own account compared with $28.6 million for the comparable prior year period, $16.8 million of investments in its Drilling Partnerships compared with $27.7 million for the prior year comparable period, $7.0 million of leasehold acquisition costs compared with $4.2 million for the prior year comparable period, and $9.0 million of corporate and other costs compared with $13.4 million for the prior year comparable period, which primarily related to an increase in capitalized interest expense.

During the nine months ended September 30, 2014, ARP’s $150.5 million of total capital expenditures consisted primarily of $64.9 million for wells drilled exclusively for its own account compared with $94.1 million for the comparable prior year period, $41.8 million of investments in its Drilling Partnerships compared with $64.4 million for the prior year comparable period, $18.3 million of leasehold acquisition costs compared with $17.6 million for the prior year comparable period, and $25.5 million of corporate and other costs compared with $27.9 million for the prior year comparable period, which primarily related to an increase in capitalized interest expense.

Atlas Pipeline Partners. APL’s capital expenditures increased to $192.6 million for the three months ended September 30, 2014 compared with $112.2 million for the comparable prior year period. The increase was primarily due to construction costs for the Stonewall plant within SouthOK, which was placed in service in May 2014 (see “Recent Developments”); the Silver Oak II plant within SouthTX placed in service in June 2014 (see “Recent Developments”); the Edward plant within WestTX placed in service in September 2014 (see “Recent Developments”); and the construction of the Velma to Arkoma connection within SouthOK scheduled to be completed during the fourth quarter of 2014.

APL’s capital expenditures increased to $473.1 million for the nine months ended September 30, 2014 compared with $327.9 million for the comparable prior year period. The increase was primarily due to construction costs for the Stonewall plant within SouthOK, which was placed in service in May 2014 (see “Recent Developments”); the Silver Oak II plant within SouthTX placed in service in June 2014 (see “Recent Developments”); the Edward plant within WestTX placed in service in September 2014 (see “Recent Developments”); and the construction of the Velma to Arkoma connection within SouthOK scheduled to be completed during the fourth quarter of 2014.

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

As of September 30, 2014, we and our subsidiaries are committed to expending approximately $231.2 million on drilling and completion expenditures, pipeline extensions, compressor station upgrades and processing facility upgrades.

OFF BALANCE SHEET ARRANGEMENTS

As of September 30, 2014, our off-balance sheet arrangements were limited to ARP’s letters of credit outstanding of $4.4 million, APL’s letters of credit outstanding of $3.4 million and commitments to spend $231.2 million related to capital expenditures.

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

CREDIT FACILITIES

Term Loan Facility

On July 31, 2013, in connection with the Arkoma Acquisition, we entered into a $240.0 million secured term facility with a group of outside investors (the “Term Facility”). At September 30, 2014, $237.6 million was outstanding under the Term Facility. The Term Facility has a maturity date of July 31, 2019. Borrowings under the Term Facility bear interest, at our election at either an adjusted LIBOR rate plus an applicable margin of 5.50% per annum or the alternate base rate (as defined in the Term Facility) (“ABR”) plus an applicable margin of 4.50% per annum. Interest is generally payable quarterly for ABR loans and, for LIBOR loans at the interest periods selected by us. We are required to repay principal at the rate of $0.6 million per quarter commencing December 31, 2013 and continuing until the maturity date when the remaining balance is due.

The Term Facility contains customary covenants, similar to those in our credit facility, that limit our ability to incur additional indebtedness, grant liens, make loans or investments, make distributions if a default exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions including a sale of all or substantially all of our assets. The Term Facility also contains covenants that require (i) us to maintain a ratio of Total Funded Debt (as defined in the Term Facility) to EBITDA (as defined in the Term Facility), calculated over a period of four consecutive fiscal quarters, of not greater than 4.5 to 1.0 as of the last day of each of the quarters ending on or before September 30, 2014; 4.0 to 1.0 as of the last day of each of the quarters ending on or before September 30, 2015; and 3.5 to 1.0 for the last day of each of the quarters thereafter, and (ii) the entry into swap agreements with respect to the assets acquired in the EP Energy and Arkoma acquisitions. At September 30, 2014, we were in compliance with these covenants. The events which constitute events of default are also customary for credit facilities of this nature, including payment defaults, breaches of representations, warranties or covenants, defaults in the payment of other indebtedness over a specified threshold, insolvency and change of control.

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

Revolving Credit Facility

On July 31, 2013, in connection with the Arkoma Acquisition, we amended our credit facility with a syndicate of banks that matures on July 31, 2018. The credit facility has a maximum credit amount of $50.0 million, of which up to $5.0 million may be in the form of standby letters of credit. At September 30, 2014, no amounts were outstanding under the credit facility. Our obligations under the credit facility are secured by first priority security interests in substantially all of our assets, including all of our ownership interests in our material subsidiaries and our ownership interests in APL and ARP. Additionally, our obligations under the credit facility are guaranteed by our material wholly-owned subsidiaries (excluding Atlas Pipeline Partners GP, LLC) and may be guaranteed by future subsidiaries. Any of our subsidiaries, other than the subsidiary guarantors, are minor. At our election, interest on borrowings under the credit agreement is determined by reference to either an adjusted LIBOR rate plus an applicable margin of 5.50% per year or the ABR plus an applicable margin of 4.50% per year. Interest is generally payable quarterly for ABR loans and at the interest payment periods selected by us for LIBOR loans. We are required to pay a fee between 0.5% and 0.625% per annum on the unused portion of the commitments under the credit facility.

The credit facility contains customary covenants that limit our ability to incur additional indebtedness, grant liens, make loans or investments, make distributions if a default exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions including a sale of all or substantially all of our assets. The credit facility also contains covenants the same as those in our Term Facility with respect to (i) the required ratio of Total Funded Debt (as defined in the credit facility) to EBITDA (as defined in the credit facility), and (ii) entry into swap agreements. At September 30, 2014, we were in compliance with these covenants.

The credit facility is subject to an intercreditor agreement as described above under the “Term Loan Facility”.

At September 30, 2014, we have not guaranteed any of ARP’s or APL’s debt obligations.

Atlas Resource

On September 24, 2014, in connection with its Eagle Ford Acquisition (see Subsequent Events), ARP entered into a fourth amendment to its revolving credit agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (as so amended, the “ARP Credit Agreement”).  The ARP Credit Agreement provides for a senior secured revolving credit facility with a syndicate of banks with a current borrowing base of $825.0 million and a maximum facility amount of $1.5 billion scheduled to mature in July 2018. The fourth amendment amends the ARP Credit Agreement to permit the guarantee by ARP of certain deferred purchase price obligations and contingent indemnity obligations in connection with the Eagle Ford Acquisition, and, with certain constraints, to permit ARP and its subsidiaries to enter into certain derivative instruments related to the producing wells to be acquired in the Eagle Ford Acquisition.

ARP’s borrowing base under the revolving credit facility is scheduled for semi-annual redeterminations on May 1 and November 1 of each year. Up to $20.0 million of the revolving credit facility may be in the form of standby letters of credit, of which $4.4 million was outstanding at September 30, 2014. ARP’s obligations under the facility are secured by mortgages on its oil and gas properties and first priority security interests in substantially all of its assets. Additionally, obligations under the facility are guaranteed by certain of ARP’s material subsidiaries, and any of its non-guarantor subsidiaries are minor. Borrowings under the revolving credit facility bear interest, at ARP’s election, at either an adjusted LIBOR rate plus an applicable margin between 1.50% and 2.75% per annum or the base rate (which is the higher of the bank’s prime rate, the Federal funds rate plus 0.5% or one-month LIBOR plus 1.00%) plus an applicable margin between 0.50% and 1.75% per annum. ARP is also required to pay a fee on the unused portion of the borrowing base at a rate of 0.375% if less than 50% of the borrowing base is utilized and 0.5% if 50% or more of the borrowing base is utilized, which is included within interest expense on our consolidated statements of operations.

The ARP Credit Agreement contains customary covenants that limit ARP’s ability to incur additional indebtedness, grant liens, make loans or investments, make distributions if a borrowing base deficiency or default exists or would result from the distribution, merger or consolidation with other persons, or engage in certain asset dispositions including a sale of all or substantially all of its assets. ARP was in compliance with these covenants as of September 30, 2014. The ARP Credit Agreement also requires ARP to maintain a ratio of Total Funded Debt (as defined in the ARP Credit Agreement) to EBITDA (as defined in the ARP Credit Agreement) (actual or annualized, as applicable), calculated over a period of four consecutive fiscal quarters, of not greater than 4.50 to 1.0 as of the last day of the quarters ended through December 31, 2014, 4.25 to 1.0 as of the last day of the quarter ending March 31, 2015, and 4.00 to 1.0 as of the last day of fiscal quarters ending thereafter and a ratio of current assets (as defined in the ARP Credit Agreement) to current liabilities (as defined in the ARP Credit Agreement) of not less than 1.0 to 1.0 as of the last day of any fiscal quarter.

Atlas Pipeline

At September 30, 2014, APL had an $800.0 million senior secured revolving credit facility with a syndicate of banks, which matures in August 2019, of which $203.4 million was outstanding. Borrowings under APL’s credit facility bear interest, at APL’s option, at either (i) the higher of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) three-month LIBOR plus 1.0%, or (ii) the LIBOR rate for the applicable period (each plus the applicable margin). The weighted average interest rate on APL’s outstanding revolving credit facility borrowings at September 30, 2014 was 2.7%. Up to $50.0 million of the credit facility may be utilized for letters of credit, of which $3.4 million was outstanding at September 30, 2014. These outstanding letter of credit amounts were not reflected as borrowings on our consolidated balance sheet at September 30, 2014. At September 30, 2014, APL had $596.6 million of remaining committed capacity under its credit facility, subject to covenant limitations. We have not guaranteed any of the obligations under APL’s senior secured revolving credit facility.

On August 28, 2014, APL entered into the Revised APL Credit Agreement which, among other changes, extended the maturity date, increased the revolving credit commitment and incremental revolving credit amount, and reduced the applicable margin used to determine interest rates by 0.25% (see “Recent Developments”).

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

The events which constitute an event of default under the revolving credit facility are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreement, adverse judgments against APL in excess of a specified amount and a change of control of APL’s general partner.  At September 30, 2014, APL was in compliance with these covenants.

ATLAS RESOURCE SECURED HEDGE FACILITY

At September 30, 2014, ARP had a secured hedge facility agreement with a syndicate of banks under which certain Drilling Partnerships have the ability to enter into derivative contracts to manage their exposure to commodity price movements. Under ARP’s revolving credit facility, ARP is required to utilize this secured hedge facility for future commodity risk management activity for its equity production volumes within the participating Drilling Partnerships. ARP, as general partner of the Drilling Partnerships, administers the commodity price risk management activity for the Drilling Partnerships under the secured hedge facility and guarantees their obligations under it. Before executing any hedge transaction, a participating Drilling Partnership is required to, among other things, provide mortgages on its oil and gas properties and first priority security interests in substantially all of its assets to the collateral agent for the benefit of the counterparties. The secured hedge facility agreement contains covenants that limit each of the participating Drilling Partnership’s ability to incur indebtedness, grant liens, make loans or investments, make distributions if a default under the secured hedge facility agreement exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions including a sale of all or substantially all of its assets.

In addition, it will be an event of default under ARP’s revolving credit facility if ARP, as general partner of the Drilling Partnerships, breaches an obligation governed by the secured hedge facility and the effect of such breach is to cause amounts owing under swap agreements governed by the secured hedge facility to become immediately due and payable.

SENIOR NOTES

Atlas Resource Senior Notes

At September 30, 2014, ARP had $374.5 million outstanding of its 7.75% senior unsecured notes due 2021 (“7.75% ARP Senior Notes”), inclusive of an additional $100.0 million of such notes in a private placement transaction on June 2, 2014 at an offering price of 99.5% of par value, yielding net proceeds of approximately $97.4 million. The net proceeds were used to partially fund the Rangely Acquisition (see Recent Developments). ARP issued $275.0 million of its 7.75% ARP Senior Notes in a private placement transaction at par on January 23, 2013. The 7.75% ARP Senior Notes were presented net of a $0.5 million unamortized discount as of September 30, 2014. Interest is payable semi-annually on January 15 and July 15. At any time prior to January 15, 2016, the 7.75% ARP Senior Notes are redeemable for up to 35% of the outstanding principal amount with the net cash proceeds of equity offerings at the redemption price of 107.75%. The 7.75% ARP Senior Notes are also subject to repurchase at a price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a change of control. At any time prior to January 15, 2017, the 7.75% ARP Senior Notes are redeemable, in whole or in part, at a redemption price as defined in the governing indenture, plus accrued and unpaid interest and additional interest, if any. On and after January 15, 2017, the 7.75% ARP Senior Notes are redeemable, in whole or in part, at a redemption price of 103.875%, decreasing to 101.938% on January 15, 2018 and 100% on January 15, 2019.

ARP entered into a registration rights agreement with respect to the $100.0 million 7.75% ARP Senior Notes issued in June 2014. Under the registration rights agreement, ARP will cause to be filed with the SEC a registration statement with respect to an offer to exchange the 7.75% ARP Senior Notes for substantially identical notes that are registered under the Securities Act. ARP will use reasonable best efforts to cause such exchange offer registration statement to become effective under the Securities Act. In addition, ARP will use reasonable best efforts to cause an exchange offer to be consummated not later than 270 days after the issuance of the 7.75% ARP Senior Notes. Under some circumstances, in lieu of, or in addition to, a registered exchange offer, ARP has agreed to file a shelf registration statement with respect to the 7.75% ARP Senior Notes. ARP is required to pay additional interest if it fails to comply with its obligations to register the 7.75% ARP Senior Notes within the specified time periods.

At September 30, 2014, ARP had $248.5 million outstanding of its 9.25% senior unsecured notes due 2021 (“9.25% ARP Senior Notes”). The net proceeds were used to partially fund the EP Energy Acquisition. The 9.25% ARP Senior Notes were presented net of a $1.5 million unamortized discount as of September 30, 2014. Interest on the 9.25% Senior Notes is payable semi-annually on February 15 and August 15. At any time on or after August 15, 2017, ARP may redeem some or all of the 9.25% ARP Senior Notes at a redemption price of 104.625%. On or after August 15, 2018, ARP may redeem some or all of the 9.25% ARP Senior Notes at the redemption price of 102.313% and on or after August 15, 2019, ARP may redeem some or all of the 9.25% ARP Senior Notes at the redemption price of 100.0%. In addition, at any time prior to August 15, 2016, ARP may redeem up to 35% of the 9.25% ARP Senior Notes with the proceeds received from certain equity offerings at a redemption price of 109.250%. Under certain conditions, including if ARP sells certain assets and does not reinvest the proceeds or repay senior indebtedness or if it experiences specific kinds of changes of control, ARP must offer to repurchase the 9.25% ARP Senior Notes.

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

The indentures governing the 9.25% ARP Senior Notes and 7.75% ARP Senior Notes contain covenants, including limitations on ARP’s ability to incur certain liens; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase, or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of its assets. ARP was in compliance with these covenants as of September 30, 2014.

Atlas Pipeline Senior Notes

At September 30, 2014, APL had $500.0 million principal outstanding of 6.625% unsecured senior notes due October 1, 2020 (“6.625% APL Senior Notes”), $650.0 million principal outstanding of 5.875% unsecured senior notes due August 1, 2023 (“5.875% APL Senior Notes”) and $400.0 million of 4.75% Senior Notes due 2021 (and with the 6.625% APL Senior Notes and 5.875% APL Senior Notes, the “APL Senior Notes”).

The 6.625% APL Senior Notes are presented combined with a net $4.1 million unamortized premium as of September 30, 2014.  Interest on the 6.625% APL Senior Notes is payable semi-annually in arrears on April 1 and October 1.  The 6.625% APL Senior Notes are redeemable at any time after October 1, 2016, at certain redemption prices, together with accrued and unpaid interest to the date of redemption.

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

Indentures governing the APL Senior Notes contain covenants, including limitations on APL’s ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all its assets. APL was in compliance with these covenants as of September 30, 2014.

ISSUANCE OF UNITS

We recognize gains on our subsidiaries’ equity transactions as credits to partners’ capital on our consolidated balance sheets rather than as income on our consolidated statements of operations. These gains represent our portion of the excess net offering price per unit of each of our subsidiaries’ common units over the book carrying amount per unit.

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

Atlas Resource Partners

Equity Offerings

In August 2014, ARP entered into an equity distribution agreement with Deutsche Bank Securities Inc., as representative of the several banks named therein (the “Agents”). Pursuant to the equity distribution agreement, ARP may sell from time to time through the Agents common units representing limited partner interests of ARP having an aggregate offering price of up to $100.0 million.  Sales of common units, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the New York Stock Exchange, the existing trading market for the common units, or sales made to or through a market maker other than on an exchange or through an electronic communications network. ARP will pay each of the Agents a commission, which in each case shall not be more than 2.0% of the gross sales price of common units sold through such Agent. Under the terms of the equity distribution agreement, ARP may also sell common units from time to time to any Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of common units to an Agent as principal would be pursuant to the terms of a separate terms agreement between ARP and such Agent. As of September 30, 2014, no units have been sold under this program.

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

For the nine months ended September 30, 2014, in connection with the issuance of ARP’s common units, we recorded gains of $40.7 million within partners’ capital and a corresponding decrease in non-controlling interests on our consolidated balance sheet and consolidated statement of partners’ capital.  At December 31, 2013, in connection with the issuance of ARP’s common units, we recorded gains of $27.3 million within partners’ capital and a corresponding decrease in non-controlling interests on its consolidated balance sheets and consolidated statement of partners’ capital

Atlas Pipeline Partners

Equity Offerings

On May 12, 2014, APL entered into an equity distribution agreement with Citigroup Global Markets Inc. (“Citigroup”), Wells Fargo Securities, LLC and MLV &Co. LLC, as sales agents. Pursuant to the 2014 equity distribution agreement,  APL may offer and sell from time to time through its sales agents, common units having an aggregate value up to $250.0 million. Sales are at market prices prevailing at the time of the sale.  In November 2012, APL entered into a previous equity distribution program with Citigroup.  Pursuant to this program, APL offered and sold through Citigroup, as its sales agent, common units for $150.0 million.  APL has used the full capacity under the equity distribution program during the year ended 2013.

During the three months ended September 30, 2014 and 2013, APL issued 2,095,818 and 1,772,800 common units, respectively, under the equity distribution programs for net proceeds of $74.2 million and $63.7 million, respectively, net of $0.8 million and $1.3 million, respectively, in commissions paid to the sales agents.  During the nine months ended September 30, 2014 and 2013, APL issued 3,558,005 and 2,863,080 common units, respectively, under the equity distribution programs for net proceeds of $121.6 million and $102.7 million, respectively, net of $1.2 million and $2.1 million, respectively, in commissions paid to the sales agents. APL also received capital contributions from us of $1.5 million and $1.3 million during the three months ended September 30, 2014 and 2013, respectively, and $2.5 million and $2.1 million during the nine months ended September 30, 2014 and 2013, respectively, to maintain our 2.0% general partner interest in APL.  APL utilized the net proceeds from the common unit offerings for general partnership purposes

In March 2014, APL issued 5,060,000 of its Class E Preferred Units to the public at an offering price of $25.00 per Class E Preferred Unit. APL received $122.3 million in net proceeds.  The proceeds were used to pay down APL’s revolving credit facility.

APL makes cumulative cash distributions on the Class E Preferred Units, which are payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, when, and if, declared by the board of directors. The initial distribution on the Class E Preferred Units was paid on July 15, 2014 in an amount equal to $0.67604 per unit, or approximately $3.4 million, representing the distribution for the period March 17, 2014 through July 14, 2014.  Subsequent to July 14, 2014, APL has paid and will continue to pay cumulative distributions in cash on the Class E Preferred Units on a quarterly basis at a rate of $0.515625 per unit, or 8.25% per year.  On October 15, 2014, APL paid a cash distribution of $2.6 million on its outstanding Class E Preferred Units, representing the cash distribution for the period from July 15, 2014 through October 14, 2014. The $2.6 million distribution was paid on October 15, 2014. For the three and nine months ended September 30, 2014, APL allocated net income of $2.6 million and $5.6 million, respectively, to the Class E Preferred Units for the dividends earned during the period, which was recorded within income (loss) from non-controlling interests on our consolidated statements of operations.

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

In May 2013, APL issued Class D Preferred Units in a private placement transaction to third party investors which are presented combined with a net $27.4 million unaccreted beneficial conversion discount within non-controlling interests on our consolidated balance sheet at September 30, 2014. The discount will be accreted and recognized by APL as imputed dividends over the term of the Class D Preferred Units as a reduction to APL’s net income attributable to the common limited partners and us, as general partner. APL recorded $11.4 million in each of the three months ended September 30, 2014 and 2013, respectively, and $34.1 million and $18.1 million for the nine months ended September 30, 2014 and 2013, respectively, within income (loss) attributable to non-controlling interests for the preferred unit imputed dividend effect on our consolidated statements of operations to recognize the accretion of the beneficial conversion discount.

The Class D Preferred Units received distributions of additional Class D Preferred Units for the first four full quarterly periods following their issuance in May 2013, and thereafter receive distributions in Class D Preferred Units, cash or a combination of Class D Preferred Units and cash, at our discretion, as general partner. APL recorded Class D Preferred Unit distributions in kind of $11.4 million and $9.1 million for the three months ended September 30, 2014 and 2013, respectively, and $31.5 million and $14.4 million for the nine months ended September 30, 2014 and 2013, respectively, within income (loss) attributable to non-controlling interests on our consolidated statements of operations. During the three and nine months ended September 30, 2014, APL distributed 294,439 and 875,207, respectively, Class D Preferred Units to the holders of the Class D Preferred Units as a distribution in kind. During each of the three and nine months ended September 30, 2013, APL distributed 138,598 Class D Preferred Units to the holders of the Class D Preferred Units as a distribution in kind.  APL’s Class D Preferred Unit distributions paid in kind represented non-cash transactions during the three and nine months ended September 30, 2014.

In April 2013, APL sold 11,845,000 of its common units in a public offering at a price of $34.00 per unit, yielding net proceeds of $388.4 million after underwriting commissions and expenses. APL also received a capital contribution from us of $8.3 million during the year ended December 31, 2013, to maintain our 2.0% general partnership interest in APL. APL used the proceeds from this offering to fund a portion of the purchase price of the TEAK Acquisition.

For the nine months ended September 30, 2014, in connection with the issuance of APL’s common units, we recorded a $2.8 million gain within partner’s capital and a corresponding decrease in non-controlling interests on our consolidated balance sheet and consolidated statement of partners’ capital. At December 31, 2013, in connection with the issuance of APL’s common units, we recorded an $11.9 million gain within partners’ capital and a corresponding decrease in non-controlling interests on our consolidated balance sheet and consolidated statement of partners’ capital.

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

There were no impairments of proved or unproved gas and oil properties recorded for the three and nine months ended September 30, 2014 and 2013. During the year ended December 31, 2013, ARP recognized $38.0 million of asset impairments related to gas and oil properties within property, plant and equipment, net on our consolidated balance sheet primarily for its shallow natural gas wells in the New Albany Shale and unproved acreage in the Chattanooga and New Albany Shales. The impairments of proved and unproved properties during the year ended December 31, 2013 related to the carrying amount of these gas and oil properties being in excess of ARP’s estimate of their fair values at December 31, 2013 and ARP’s intention not to drill on certain expiring unproved acreage. The estimate of fair values of these gas and oil properties was impacted by, among other factors, the deterioration of natural gas prices at the date of measurement.

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

There were no goodwill impairments recognized by ARP or APL during the three and nine months ended September 30, 2014 and 2013.

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

We use a fair value methodology to value the assets and liabilities for our and our subsidiaries’ outstanding derivative contracts and our rabbi trust assets. Our and our subsidiaries’ commodity hedges, with the exception of APL’s NGL fixed price swaps and NGL options, are calculated based on observable market data related to the change in price of the underlying commodity and are therefore defined as Level 2 fair value measurements. Investments held in our rabbi trust are publicly traded equity and debt securities and are therefore defined as Level 1 fair value measurements. Valuations for APL’s NGL fixed price swaps are based on a forward price curve modeled on a regression analysis of natural gas, crude oil and propane prices and therefore are defined as Level 3 fair value measurements. Valuations for APL’s NGL options are based on forward price curves developed by the related financial institution and therefore are defined as Level 3 fair value measurements.

Of the $66.1 million and $14.9 million of net derivative assets at September 30, 2014 and December 31, 2013, respectively, APL had net derivative assets of $4.7 million and net derivative liabilities of $11.8 million at September 30, 2014 and December 31, 2013, respectively, that were classified as Level 3 fair value measurements which rely on subjective forward developed price curves. Holding all other variables constant, a 10% change in the price APL utilized in calculating the fair value of derivatives at September 30, 2014 would have resulted in a $1.1 million non-cash change, net of non-controlling interests, to net income (loss) for the nine months ended September 30, 2014.

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

During the nine months ended September 30, 2014, ARP completed the Rangely and GeoMet acquisitions. During the year ended December 31, 2013, we completed the Arkoma Acquisition and ARP completed the EP Energy acquisition. During the year ended December 31, 2013, APL completed the TEAK Acquisition. The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair values of natural gas and oil properties were measured using a discounted cash flow model, which considered the estimated remaining lives of the wells based on reserve estimates, future operating and development costs of the assets, as well as the respective natural gas, oil and natural gas liquids forward price curves. The fair values of the asset retirement obligations were measured under our and ARP’s existing methodology for recognizing an estimated liability for the plugging and abandonment of our and its gas and oil wells (see “Item 1: Financial Statements—Note 7”). These inputs require significant judgments and estimates by our, ARP’s and APL’s management at the time of the valuation and are subject to change.

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

Atlas Pipeline

APL performs ongoing analysis of asset removal and site restoration costs that it may be required to perform under law or contract once an asset has been permanently taken out of service. APL has property, plant and equipment at locations owned by APL and at sites leased or under right of way agreements. APL is under no contractual obligation to remove the assets at locations it owns. In evaluating its asset retirement obligation, APL reviews its lease agreements, right of way agreements, easements and permits to determine which agreements, if any, require an asset removal and restoration obligation. Determination of the amounts to be recognized is based upon numerous estimates and assumptions, including expected settlement dates, future retirement costs, future inflation rates and the credit-adjusted-risk-free interest rates. However, APL was not able to reasonably measure the fair value of the asset retirement obligation as of September 30, 2014 and December 31, 2013 because the settlement dates were indeterminable. Any cost incurred in the future to remove assets and restore sites will be expensed as incurred.

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

We and our subsidiaries are exposed to various market risks, principally fluctuating interest rates and changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We and our subsidiaries manage these risks through regular operating and financing activities and periodic use of derivative financial instruments such as forward contracts and interest rate cap and swap agreements. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on September 30, 2014. Only the potential impact of hypothetical assumptions was analyzed. The analysis does not consider other possible effects that could impact our and our subsidiaries’ business.

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

Interest Rate Risk. At September 30, 2014, we had $237.6 million of outstanding borrowings under our term loan facility, ARP had $660.0 million of outstanding borrowings under its revolving credit facility and APL had $200.0 million of outstanding borrowings under its senior secured revolving credit facility. At September 30, 2014, we had no borrowings outstanding under our revolving credit facility. Holding all other variables constant, a hypothetical 100 basis-point or 1% change in variable interest rates would change our consolidated interest expense for the twelve-month period ending September 30, 2015 by $11.0 million, excluding the effect of non-controlling interests.

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

Holding all other variables constant, including the effect of commodity derivatives, a 10% change in average commodity prices would result in a change to our consolidated operating income for the twelve-month period ending September 30, 2015 of approximately $8.2 million, net of non-controlling interests.

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

At September 30, 2014, we had the following commodity derivatives:

Natural Gas – Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(MMBtu)(1)	(per MMBtu)(1)
2014	690,000	$4.177
2015	2,280,000	$4.302
2016	1,440,000	$4.433
2017	1,200,000	$4.590
2018	420,000	$4.797

(1)	“MMBtu” represents million British Thermal Units.

At September 30, 2014, ARP had the following commodity derivatives:

Natural Gas – Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(MMBtu)(1)	(per MMBtu)(1)
2014	15,038,200	$4.152
2015	51,924,500	$4.239
2016	45,746,300	$4.311
2017	24,840,000	$4.532
2018	9,360,000	$4.619

Natural Gas – Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap
		(MMBtu)(1)	(per MMBtu)(1)
2014	Puts purchased	960,000	$4.221
2014	Calls sold	960,000	$5.120
2015	Puts purchased	3,480,000	$4.234
2015	Calls sold	3,480,000	$5.129

Natural Gas – Put Options – Drilling Partnerships

Production Period Ending December 31,	Option Type	Volumes	Average Fixed Price
		(MMBtu)(1)	(per MMBtu)(1)
2014	Puts purchased	450,000	$3.800
2015	Puts purchased	1,440,000	$4.000
2016	Puts purchased	1,440,000	$4.150

Natural Gas – WAHA Basis Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(MMBtu)(1)	(per MMBtu)(1)
2014	2,700,000	$(0.110)
2015	3,000,000	$(0.068)

Natural Gas – NGPL Basis Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(MMBtu)(1)	(per MMBtu)(1)
2014	2,250,000	$(0.108)

Natural Gas Liquids – Natural Gasoline Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Gal)(1)	(per Gal)(1)
2014	1,386,000	$2.123
2015	5,040,000	$1.983

Natural Gas Liquids – Ethane Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Gal)(1)	(per Gal)(1)
2014	630,000	$0.303

Natural Gas Liquids – Propane Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Gal)(1)	(per Gal)(1)
2014	3,087,000	$1.000
2015	8,064,000	$1.016

Natural Gas Liquids – Butane Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Gal)(1)	(per Gal)(1)
2014	378,000	$1.308
2015	1,512,000	$1.248

Natural Gas Liquids – Iso Butane Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Gal)(1)	(per Gal)(1)
2014	378,000	$1.323
2015	1,512,000	$1.263

Natural Gas Liquids – Crude Oil Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Bbl)(1)	(per Bbl)(1)
2016	84,000	$85.651
2017	60,000	$83.780

Crude Oil – Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Bbl)(1)	(per Bbl)(1)
2014	439,500	$95.090
2015	1,743,000	$90.645
2016	1,029,000	$88.650
2017	492,000	$87.752
2018	360,000	$88.283

Crude Oil – Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap
		(Bbl)(1)	(per Bbl)(1)
2014	Puts purchased	10,290	$84.169
2014	Calls sold	10,290	$113.308
2015	Puts purchased	29,250	$83.846
2015	Calls sold	29,250	$110.654

(1)	“MMBtu” represents million British Thermal Units; “Bbl” represents barrels; “Gal” represents gallons.

As of September 30, 2014, APL had the following commodity derivatives:

Fixed Price Swaps

Production Period	Purchased/ Sold	Commodity	Volumes(1)	Average Fixed Price
Natural Gas
2014	Sold	Natural Gas	5,350,000	$4.154
2015	Sold	Natural Gas	19,810,000	$4.264
2016	Sold	Natural Gas	9,300,000	$4.262
2017	Sold	Natural Gas	1,800,000	$4.433
Natural Gas Liquids
2014	Sold	Natural Gas Liquids	19,278,000	$1.248
2015	Sold	Natural Gas Liquids	71,442,000	$1.215
2016	Sold	Natural Gas Liquids	34,650,000	$1.030
2017	Sold	Natural Gas Liquids	10,080,000	$1.040
Crude Oil
2014	Sold	Crude Oil	69,000	$91.707
2015	Sold	Crude Oil	210,000	$90.263
2016	Sold	Crude Oil	30,000	$90.000

Options

Production Period	Purchased/ Sold	Type	Commodity	Volumes(1)	Average Strike Price
Natural Gas Liquids
2014	Purchased	Put	Natural Gas Liquids	2,520,000	$0.964
2014	Sold	Call	Natural Gas Liquids	1,260,000	$1.340
2015	Purchased	Put	Natural Gas Liquids	3,150,000	$0.941
2015	Sold	Call	Natural Gas Liquids	1,260,000	$1.275
Crude Oil
2014	Purchased	Put	Crude Oil	117,000	$91.569
2015	Purchased	Put	Crude Oil	270,000	$89.175

(1)	Volumes for natural gas are stated in MMBtu’s. Volumes for NGLs are stated in gallons. Volumes for crude oil are stated in barrels.

ITEM 4:	CONTROLS AND PROCEDURES

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

Under the supervision of our general partner’s Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Part II

ITEM 1. LEGAL PROCEEDINGS

On October 13, 2014 the Partnership announced the transactions (the “Merger”) contemplated by the definitive Agreement and Plan of Merger (the “Merger Agreement”) between the Partnership, the General Partner, Targa Resources Corp. (“TRC”) and Targa Resources GP LLC. Concurrently with the Merger Agreement, Atlas Pipeline Partners, L.P. (“APL”) announced that it entered into a definitive merger agreement with Atlas Pipeline Partners GP, LLC ( “APL GP”), the Partnership, TRC, Targa Resources Partners LP (“TRP”) and certain other parties, pursuant to which TRP agreed to acquire APL through a merger of a newly formed wholly-owned subsidiary of TRP with and into APL (the “APL Merger”).

In October 2014, three alleged public unitholders of APL (the “APL Plaintiffs”) filed class action lawsuits against the Partnership, APL, APL GP, its managers, TRC, TRP, Targa Resources GP LLC, and Trident MLP Merger Sub LLC (the “APL Lawsuit Defendants”). These lawsuits are styled (a) Michael Evnin v. Atlas Pipeline Partners, L.P., et al., in the Court of Common Pleas for Alleghany County, Pennsylvania; (b) William B. Federman Family Wealth Preservation Trust v. Atlas Pipeline Partners, L.P., et al., in the District Court of Tulsa County, Oklahoma; and (c) Greenthal Living Trust U/A 01/26/88 v. Atlas Pipeline Partners, L.P., et al., in the Court of Common Pleas for Alleghany County, Pennsylvania (the “APL Lawsuits”).

On October 23, 2014, and November 3, 2014, respectively, two alleged public unitholders of the Partnership (the “ATLS Plaintiffs” and, together with the APL Plaintiffs, “Plaintiffs”) filed class action lawsuits against the Partnership, the General Partner, its managers, TRC, and Trident GP Merger Sub LLC (the “ATLS Lawsuit Defendants” and, together with the APL Lawsuit Defendants, “Defendants”).  These lawsuits are styled (a) Rick Kane v. Atlas Energy, L.P., et al., in the Court of Common Pleas for Alleghany County, Pennsylvania; and  (b) Jeffrey Ayers v. Atlas Energy, L.P., et al., in the Court of Common Pleas for Alleghany County, Pennsylvania (the “ATLS Lawsuits” and, together with the APL Lawsuits, the “Lawsuits”).

Plaintiffs allege a variety of causes of action challenging the Merger and APL Merger.  The APL Plaintiffs allege that (a) APL GP’s managers have breached the covenant of good faith and/or their fiduciary duties and (b) the Partnership, APL, APL GP, TRC, TRP, Targa Resources GP LLC, and Trident MLP Merger Sub LLC have aided and abetted these alleged breaches of the covenant of good faith and/or fiduciary duties.  One of the APL Plaintiffs also alleges that (a) the APL GP and its managers breached APL’s partnership agreement and (b) the Partnership, APL, APL GP, TRC, TRP, Targa Resources GP LLC, and Trident MLP Merger Sub LLC aided and abetted APL GP’s alleged breaches of APL’s partnership agreement.  Specifically, the APL Plaintiffs allege that (a) the premium offered to APL’s unitholders is inadequate, (b) APL agreed to contractual terms in the APL Merger Agreement that will allegedly dissuade other potential acquirers from seeking to acquire APL, and (c) APL GP’s managers favored their self-interests over the interests of APL’s unitholders.

The ATLS Plaintiffs allege that (a) the General Partner’s managers have breached the covenant of good faith and/or their fiduciary duties and (b) the Partnership, the General Partner, TRC, and Trident GP Merger Sub LLC have aided and abetted these alleged breaches of the covenant of good faith and/or fiduciary duties.  Specifically, the ATLS Plaintiffs allege that (a) the premium offered to the Partnership’s unitholders is inadequate, (b) the Partnership agreed to contractual terms that will allegedly dissuade other potential acquirers from seeking to acquire the Partnership and (c) the Partnership’s managers favored their self-interests over the interests of the Partnership’s unitholders.

Based on these allegations, Plaintiffs seeks to enjoin Defendants from proceeding with or consummating the Merger and APL Merger. To the extent that the Merger and the APL Merger are consummated before injunctive relief is granted, Plaintiffs seek to have the mergers rescinded.  Plaintiffs also seek damages and attorneys’ fees. Plaintiffs have not yet served Defendants, and Defendants’ date to answer, move to dismiss or otherwise respond to the Lawsuits has not yet been set. We cannot predict the outcome of the Lawsuits or any others that might be filed subsequent to the date of this filing; nor can we predict the amount of time and expense that will be required to resolve the Lawsuits.  Defendants intend to vigorously defend the Lawsuits.

ITEM 1A.	RISK FACTORS

Due to the proposed Merger, there have been material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.  For a complete discussion of our risk factors you should carefully review the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 and the following risk factors relating to the Merger:

Completion of the Merger is subject to conditions and if these conditions are not satisfied or waived, the Merger will not be completed.

The obligations of TRC and us to complete the Merger are subject to satisfaction or waiver, to the extent permitted under applicable law, of a number of conditions including, among others, approval of the Merger Agreement and the Merger by holders of a majority of the outstanding common units, approval of the issuance of TRC stock in the Merger by a majority of the holders of TRC stock voting at a special meeting held to approve such issuance, satisfaction of all conditions to consummation of the APL Merger (other than the condition that the Merger shall have occurred) and the parties to the APL Merger Agreement standing ready to consummate the APL Merger substantially concurrently with the Merger, consummation of the Distribution, the performance by the other party of its respective obligations under the Merger Agreement in all material respects and the accuracy of the representations and warranties by the other party under the Merger Agreement subject to, in most cases, a material adverse effect standard.

The requirement for the conditions to closing to be satisfied or waived could delay the completion of the Merger for a significant period of time or prevent it from occurring. Any delay in completing the Merger could cause the combined company not to realize some or all of the benefits that TRC expects to achieve if the Merger is successfully completed within its expected timeframe. Further, there can be no assurance the conditions to the closing of the Merger will be satisfied or waived or the Merger will be completed. See the risk factor entitled "Failure to complete the Merger could negatively impact our unit price and the future business and financial results,'' below.

Combining the two companies may be more difficult, costly, or time consuming than expected and the anticipated benefits and cost savings of the Merger may not be realized.

TRC and we have operated and, until the completion of the Merger, will continue to operate, independently. The success of the Merger, including anticipated benefits and cost savings, will depend, in part, on TRC’s ability to successfully combine and integrate our businesses of TRC and us. It is possible the pending nature of the Merger and/or the integration process could result in the loss of key employees, higher than expected costs, diversion of TRP’s and our management’s attention, the disruption of either company's ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company's ability to achieve the anticipated benefits and cost savings of the Merger. If TRC experiences difficulties with the integration process, the anticipated benefits of the Merger may not be realized fully or at all, or may take longer to realize than expected. Integration efforts between the two companies will also divert management's attention and resources. These integration matters could have an adverse effect on each of the Partnership and TRC during this transition period and for an undetermined period after completion of the Merger on the combined company. In addition, the actual cost savings and other benefits of the Merger could be less than anticipated.

Lawsuits have been filed against us, TRC and certain of our affiliates challenging the Merger and an adverse ruling in such lawsuits may prevent the Merger from becoming effective or from becoming effective within the expected timeframe.

Following the announcement on October 13, 2014 of the Merger, we, our general partner, TRC, Trident GP Sub and the members of our board have been named as defendants in two putative unitholder class action lawsuits challenging the Merger.  In addition, we, APL, APL GP, TRC, TRP, Targa Resources GP LLC, Trident MLP Merger Sub LLC and the members of the managing board of our general partner have been named as defendants in three putative unitholder class action lawsuits challenging the APL Merger.

The lawsuits filed generally allege that the individual defendants breached their fiduciary duties and/or contractual obligations by, among other things, failing to obtain sufficient value for our unitholders in the Merger.  The plaintiffs seek, among other things, injunctive relief, unspecified compensatory and/or rescissory damages, attorney’s fees, other expenses and costs.  As such, if any of the plaintiffs are successful in obtaining an injunction or prohibiting the consummation of the Merger, then such injunction may prevent the Merger from becoming effective or from becoming effective within the expected timeframe.

Failure to complete the Merger could negatively impact the unit price and the future business and financial results of the Partnership.

If the Merger is not completed for any reason, including as a result of our common unitholders failing to approve the Merger, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Merger, we would be subject to a number of risks, including the following:

•	we may experience negative reactions from the financial markets, including negative impacts on our unit price;

•	we may experience negative reactions from our customers, suppliers, employees and other business partners;

•	we will be required to pay certain costs relating to the Merger, whether or not the Merger is completed;

•

The Merger Agreement places certain restrictions on the conduct of our businesses prior to completion of the Merger. Such restrictions, the waiver of which is subject to the consent of TRC (in certain cases, not to be unreasonably withheld, conditioned or delayed), may prevent us from making certain acquisitions or taking certain other specified actions during the pendency of the Merger; and

•

Matters relating to the Merger, including integration planning, will require substantial commitments of time and resources by our management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company

The Merger Agreement limits our ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire us for greater consideration than what TRC has agreed to pay.

The Merger Agreement contains provisions that make it more difficult for us to sell our business to a party other than TRC. These provisions include a general prohibition on us from soliciting any acquisition proposal or offer for a competing transaction. In some circumstances upon termination of the Merger Agreement, we may be required to pay to TRC one of the following (depending on the circumstances giving rise to termination):  (1) a termination fee of $53.4 million, (2) a payment of $17.8 million in respect of the other party’s expenses or (3) fifty percent (50%) of such termination fee or expense payment.  Further, there are only limited exceptions to our agreement that our general partner’s Board of Directors will not withdraw or modify in a manner adverse to TRC the recommendation of our general partner’s Board in favor of approval of the Merger and to our agreement not to enter into an agreement with respect to an alternative transaction proposal.

These provisions might discourage a third party that has an interest in acquiring all or a significant part of us from considering or proposing an acquisition, even if the party were prepared to pay consideration with a higher per share value than the value proposed to be received or realized in the Merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee or expense payment that may become payable in certain circumstances.

The value of the equity portion of the Merger consideration is subject to changes based on fluctuations in the value of TRC common shares.

The market value of TRC common shares will fluctuate during the period before the date of the special meeting of our common unitholders to vote on approval of the Merger Agreement and will continue to fluctuate during the period prior to the effective time of the Merger, as well as thereafter.

Upon completion of the Merger, holders of our common units will have the right to receive (i) 0.1809 shares of TRC common stock and (ii) $9.12 in cash for each of our common units.  It is impossible to accurately predict the market price of TRC common stock at the effective time and therefore impossible to accurately predict the value of the TRC common stock that holders of Partnership common units will receive in the Merger.

The market price of TRC common stock after the Merger will continue to fluctuate and may be affected by factors different from those affecting common units of the Partnership currently.

Upon completion of the Merger, holders of our common units will become holders of TRC common stock. The market price of TRC common stock may fluctuate significantly following consummation of the Merger and holders of our common units could lose some or all of the value of their investment in TRC common stock.  In addition, the stock market has experienced significant price and volume fluctuations in recent times, which could have a material adverse effect on the market for, or liquidity of, the TRC common stock, regardless of TRC's actual operating performance.  In addition, TRC's business differs in important respects from ours, and accordingly, the results of operations of the combined company and the market price of TRC common stock after the completion of the Merger may be affected by factors different from those currently affecting the independent results of our operations and TRC’s operations.

Sales of TRC common stock before and after the completion of the Merger may cause the market price of TRC common shares to fall.

The issuance of new TRC common stock in connection with the Merger could have the effect of depressing the market price for TRC common stocks. In addition, holders of our common units may decide not to hold the TRC common stock they will receive in the Merger. Such sales of TRC common stock could have the effect of depressing the market price for TRC common shares and may take place promptly following the Merger.

ITEM 6:	EXHIBITS

Exhibit No.	Description

2.1

Agreement and Plan of Merger, by and among Targa Resources Corp., Trident GP Merger Sub LLC, Atlas Energy, L.P. and Atlas Energy GP, LLC, dated October 13, 2014.  The schedules to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b) of Regulation S-K. A copy of the omitted schedules will be furnished to the U.S. Securities and Exchange Commission supplementally upon request.(47)

2.2

Agreement and Plan of Merger, by and among Targa Resources Corp., Targa Resources Partners LP, Targa Resources GP LLC, Trident MLP Merger Sub LLC, Atlas Energy, L.P., Atlas Pipeline Partners, L.P. and Atlas Pipeline Partners GP, LLC, dated October 13, 2014.  The schedules to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b) of Regulation S-K. A copy of the omitted schedules will be furnished to the U.S. Securities and Exchange Commission supplementally upon request.(47)

2.3	Letter Agreement, by and between Atlas Energy, L.P. and Atlas Pipeline Partners, L.P., dated October 13, 2014.(47)
3.1(a)	Certificate of Limited Partnership of Atlas Pipeline Holdings, L.P.(1)

3.1(b)	Certificate of Amendment of Limited Partnership of Atlas Pipeline Holdings, L.P.(13)

3.1(c)	Amendment to Certificate of Limited Partnership of Atlas Energy, L.P. (5)

3.2(a)	Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Holdings, L.P.(13)

3.2(b)	Amendment No. 1 to Second Amended and Restated Limited Partnership Agreement of Atlas Pipeline Holdings, L.P.(13)

3.2(c)	Amendment No. 2 to Second Amended and Restated Limited Partnership Agreement of Atlas Energy, L.P. (5)

4.1	Specimen Certificate Representing Common Units(1)

10.1	Second Amended and Restated Limited Liability Company Agreement of Atlas Pipeline Holdings GP, LLC. (13)

10.2	Second Amended and Restated Limited Liability Company Agreement of Atlas Pipeline Partners GP, LLC(22)

10.3(a)	Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(1)

10.3(b)	Amendment No. 2 to Second Amendment and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(4)

10.3(c)	Amendment No. 3 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(6)

10.3(d)	Amendment No. 4 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(6)

10.3(e)	Amendment No. 5 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(6)

Exhibit No.	Description
10.3(f)	Amendment No. 6 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(7)

10.3(g)	Amendment No. 7 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(8)

10.3(h)	Amendment No. 8 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(9)

10.3(i)	Amendment No. 9 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P.(14)

10.3(j)	Amendment No. 10 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P. (39)

10.3(k)	Amendment No. 11 to Second Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P. (10)

10.4(a)

Atlas Pipeline Partners, L.P.’s Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions thereto of Class D Convertible Preferred Units, dated as of May 7, 2013(39)

10.4(b)

Atlas Pipeline Partners, L.P.’s Certificate of Amendment to Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional, and Other Special Rights and Qualifications, Limitations and Restrictions Thereof, dated as of March 12, 2014(10)

10.5(a)	Second Amended and Restated Limited Liability Company Agreement of Atlas Resource Partners GP, LLC (41)

10.5(b)	Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of Atlas Resource Partners GP, LLC dated as of November 3, 2014(53)
10.6(a)	Amended and Restated Limited Partnership Agreement of Atlas Resource Partners, L.P.(28)

10.6(b)	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Atlas Resource Partners, L.P. dated as of July 25, 2012(17)

10.6(c)	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Atlas Resource Partners, L.P. dated as of July 31, 2013(44)

10.6(d)	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Atlas Resource Partners, L.P. dated as of October 2, 2014(51)
10.6(e)	Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of Atlas Resource Partners, L.P. dated as of November 3, 2014(53)
10.7

Atlas Resource Partners, L.P.’s Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions thereof of Class B Preferred Units, dated as of July 25, 2012(17)

10.8

Atlas Resource Partners, L.P.’s Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions thereof of Class C Convertible Preferred Units, dated as of July 31, 2013(44)

10.9

Atlas Resource Partners, L.P.’s Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional, and Other Special Rights and Qualifications, Limitations and Restrictions thereof of Class D Preferred Units, dated as of October 2, 2014(51)

10.10(a)	Long-Term Incentive Plan(6)

10.10(b)	Amendment No. 1 to Long-Term Incentive Plan(15)

Exhibit No.	Description
10.11	Form of Phantom Grant under 2006 Long-Term Incentive Plan(40)

10.12	Form of Phantom Grant under 2006 Long-Term Incentive Plan (2013)(2)

10.13	2010 Long-Term Incentive Plan(16)

10.14	Form of Phantom Unit Grant under 2010 Long-Term Incentive Plan(32)

10.15	Form of Stock Option Grant under 2010 Long-Term Incentive Plan(32)

10.16	Amended and Restated Credit Agreement, dated July 31, 2013 among Atlas Energy, L.P., the lenders party thereto and Wells Fargo Bank, NA as administrative agent(45)

10.17	Secured Term Loan Credit Agreement, dated July 31, 2013 among Atlas Energy, L.P., the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent(45)

10.18

Intercreditor Agreement, dated July 31, 2013 among Atlas Energy, L.P., the grantors party thereof, Wells Fargo Bank, NA as revolving facility administrative agent and Deutsche Bank AG, New York Branch, as term facility administrative agent(45)

10.19(a)

Amended and Restated Credit Agreement, dated July 27, 2007, amended and restated as of December 22, 2010, among Atlas Pipeline Partners, L.P., the guarantors therein, Wells Fargo Bank, National Association, and other banks party thereto(23)

10.19(b)	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of April 19, 2011 (25)

10.19(c)	Incremental Joinder Agreement to the Amended and Restated Credit Agreement, dated as of July 8, 2011 (26)

10.19(d)	Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of May 31, 2012(18)

10.19(e)	Amendment No. 3 to the Amended and Restated Credit Agreement(34)

10.19(f)	Amendment No. 4 to the Amended and Restated Credit Agreement(11)

10.19(g)	Amendment No. 6 to the Amended and Restated Credit Agreement(3)

10.20

Second Amended and Restated Credit Agreement, dated as of August 28, 2014, among Atlas Pipeline Partners, L.P., the guarantors therein, Wells Fargo Bank, National Association, and other banks party thereto(48)

10.26	Employment Agreement between Atlas Energy, L.P. and Edward E. Cohen dated as of May 13, 2011(12)

10.27	Employment Agreement between Atlas Energy, L.P. and Jonathan Z. Cohen dated as of May 13, 2011(12)

10.28	Employment Agreement between Atlas Energy, L.P. and Eugene N. Dubay dated as of November 4, 2011(21)

10.29	Employment Agreement between Atlas Energy, L.P. and Matthew A. Jones dated as of November 4, 2011(32)

10.30	Employment Agreement between Atlas Energy, L.P. and Daniel Herz dated as of November 4, 2011(24)

10.31	Employment Agreement between Atlas Energy, L.P., Atlas Pipeline Partners, L.P. and Patrick J. McDonie dated as of July 3, 2012 (35)

10.32	Letter Agreement, by and between Atlas Pipeline Partners, L.P. and Atlas Pipeline Holdings, L.P., dated November 8, 2010(21)

10.33(a)	Second Amended and Restated Credit Agreement dated July 31, 2013 among Atlas Resource Partners, L.P., the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent for the lenders(44)

10.33(b)

First Amendment to Second Amended and Restated Credit Agreement dated December 6, 2013 among Atlas Resource Partners, L.P., the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent for the lenders(19)

Exhibit No.	Description
10.33(c)

Third Amendment to Second Amended and Restated Credit Agreement dated as of June 30, 2014 among Atlas Resource Partners, L.P., the lenders party thereto Wells Fargo Bank, N.A., as administrative agent for the lenders(31)

10.33(d)

Fourth Amendment to Second Amended and Restated Credit Agreement dated as of September 24, 2014 among Atlas Resource Partners, L.P., the lenders party thereto Wells Fargo Bank, N.A., as administrative agent for the lenders(50)

10.34

Secured Hedge Facility Agreement dated as of March 5, 2012 among Atlas Resources, LLC, the participating partnerships from time to time party thereto, the hedge providers from time to time party thereto and Wells Fargo Bank, N.A., as collateral agent for the hedge providers(30)

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

10.39(a)

Indenture dated as of January 23, 2013, by and among Atlas Resource Partners, L.P., Atlas Energy Holdings Operating Company, LLC, Atlas Resource Finance Corporation, the guarantors named therein and U.S. Bank, National Association(37)

10.39(b)

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

10.41	Equity Distribution Agreement dated May 12, 2014, by and between Atlas Pipeline Partners, L.P., Citigroup Global Markets Inc., Wells Fargo Securities, LLC and MLV & Co. LLC(43)

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

10.44	Class D Preferred Unit Purchase Agreement, dated as of April 16, 2013, among Atlas Pipeline Partners, L.P. and the various purchasers party thereto(29)

10.45	Registration Rights Agreement, dated May 7, 2013, by and among Atlas Pipeline Partners, L.P. and the purchasers named therein(39)

10.46	Warrant to Purchase Common Units(44)

10.47(a)	Indenture dated as of July 30, 2013, by and between Atlas Resource Escrow Corporation and Wells Fargo Bank, National Association(42)

10.47(b)

Supplemental Indenture dated as of July 31, 2013, by and among Atlas Resource Partners, L.P., Atlas Energy Holdings Operating Company, LLC, Atlas Resource Finance Corporation, the guarantors named therein and Wells Fargo Bank, National Association(42)

Exhibit No.	Description
10.47(c)

Second Supplemental Indenture dated as of October 14, 2014, by and among Atlas Resource Partners, L.P., Atlas Energy Holdings Operating Company, LLC, Atlas Resource Finance Corporation, the guarantors named therein and Wells Fargo Bank, National Association(52)

10.48

Registration Rights Agreement dated as of July 31, 2013, by and among Atlas Resource Partners, L.P., Atlas Energy Holdings Operating Company, LLC, Atlas Resource Finance Corporation, the guarantors named therein and Deutsche Bank Securities, Inc., for itself and on behalf of the initial purchasers(42)

10.49

Registration Rights Agreement dated as of October 14, 2014, by and among Atlas Resource Partners, L.P., Atlas Energy Holdings Operating Company, LLC, Atlas Resource Finance Corporation, the guarantors named therein and Wells Fargo Securities, LLC, for itself and on behalf of the initial purchasers(51)

10.50	Indenture dated as of May 10, 2013, by and among Atlas Pipeline Partners, L.P., Atlas Pipeline Finance Corporation, the subsidiaries named therein and U.S. Bank National Association(46)

10.51

Registration Rights Agreement, dated May 10, 2013, by and among Atlas Pipeline Partners, L.P., Atlas Pipeline Finance Corporation, the guarantors named therein and Citigroup Global Markets, Inc. for itself and on behalf of the initial purchasers(46)

10.52

Asset Purchase Agreement, dated as of February 13, 2014, by and among GeoMet, Inc., GeoMet Operating Company, Inc., GeoMet Gathering Company, LLC and ARP Mountaineer Production, LLC. The exhibits and schedules to the Asset Purchase Agreement have been omitted pursuant to Item 601(b) of Regulation S-K. A copy of the omitted exhibits and schedules will be furnished to the U.S. Securities and Exchange Commission upon request(33)

10.53

Purchase and Sale Agreement, dated as of May 6, 2014, by and among Merit Management Partners I, L.P., Merit Energy Partners III, L.P., Merit Energy Company, LLC, ARP Rangely Production, LLC and Atlas Resource Partners, L.P. The schedules to the Purchase and Sale Agreement have been omitted pursuant to Item 601(b) of Regulation S-K. A copy of the omitted schedules will be furnished to the U.S. Securities and Exchange Commission supplementally upon request.(36)

10.54	Distribution Agreement dated as of August 29, 2014 between Atlas Resource Partners, L.P. and Deutsche Bank Securities Inc., as representative of the several underwriters.(49)
10.55(a)

Purchase and Sale Agreement, dated September 24, 2014, by and between Cinco Resources, Inc., Cima Resources, LLC, ARP Eagle Ford, LLC, Atlas Growth Eagle Ford, LLC and Atlas Resource Partners, L.P. The schedules to the Purchase and Sale Agreement have been omitted pursuant to Item 601(b) of Regulation S-K. A copy of the omitted schedules will be furnished to the U.S. Securities and Exchange Commission supplementally upon request.(50)

10.55(b)

First Amendment, dated October 27, 2014, to Purchase and Sale Agreement, dated September 24, 2014, by and between Cinco Resources, Inc., Cima Resources, LLC, ARP Eagle Ford, LLC, Atlas Growth Eagle Ford, LLC and Atlas Resource Partners, L.P.(54)

10.56

Shared Acquisition and Operating Agreement, dated September 24, 2014, by and among ARP Eagle Ford, LLC and Atlas Growth Eagle Ford, LLC. The schedules to the Shared Acquisition and Operating Agreement have been omitted pursuant to Item 601(b) of Regulation S-K. A copy of the omitted schedules will be furnished to the U.S. Securities and Exchange Commission supplementally upon request.(50)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification

31.2	Rule 13(a)-14(a)/14(d)-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

99.1	Voting Agreement, dated as of February 13, 2014, by and among ARP Mountaineer Production, LLC, Atlas Resource Partners, L.P. and each of the persons listed on Annex I thereto(33)

Exhibit No.	Description
99.2	Form of Voting and Support Agreement, by and between Atlas Energy, L.P. and the individual named on the signature page thereto(47)
99.3	Form of Voting and Support Agreement, by and between Targa Resources Corp. and the individual named on the signature page thereto(47)
99.4	Form of Voting and Support Agreement, by and between Targa Resources Partners LP and the individual named on the signature page thereto(47)
99.5	Confidentiality, Non-Competition and Non-Solicitation Agreement, by and among Targa Resources Corp., Targa Resources Partners LP and Edward E. Cohen, dated October 13, 2014(47)
99.6	Confidentiality, Non-Competition and Non-Solicitation Agreement, by and among Targa Resources Corp., Targa Resources Partners LP and Jonathan Z. Cohen, dated October 13, 2014(47)
99.7	Confidentiality, Non-Competition and Non-Solicitation Agreement, by and among Targa Resources Corp., Targa Resources Partners LP and Eugene N. Dubay, dated October 13, 2014(47)

101.INS	XBRL Instance Document(55)

101.SCH	XBRL Schema Document(55)

101.CAL	XBRL Calculation Linkbase Document(55)

101.LAB	XBRL Label Linkbase Document(55)

101.PRE	XBRL Presentation Linkbase Document(55)

101.DEF	XBRL Definition Linkbase Document(55)

(1)	Previously filed as an exhibit to the registration statement on Form S-1 (File No. 333-130999).
(2)	Previously filed as an exhibit to annual report on Form 10-K for the year ended December 31, 2013.
(3)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on March 11, 2014.
(4)	Previously filed as an exhibit to current report on Form 8-K filed July 30, 2007.
(5)	Previously filed as an exhibit to current report on Form 8-K filed December 13, 2011.
(6)	Previously filed as an exhibit to annual report on Form 10-K for the year ended December 31, 2008.
(7)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended March 31, 2009.
(8)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on April 2, 2010.
(9)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on July 7, 2010.
(10)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on March 17, 2014.
(11)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on April 23, 2013.
(12)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended March 31, 2011.
(13)	Previously filed as an exhibit to current report on Form 8-K filed on February 24, 2011.
(14)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on December 13, 2011.
(15)	Previously filed as an exhibit to annual report on Form 10-K for the year ended December 31, 2010.
(16)	Previously filed as an exhibit to current report on Form 8-K filed on November 12, 2010.
(17)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on July 26, 2012.
(18)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on May 31, 2012.
(19)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s annual report on Form 10-K for the year ended December 31, 2013.
(20)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s quarterly report on Form 10-Q filed on March 31, 2011.
(21)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended September 30, 2011.
(22)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on October 29, 2013.
(23)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on December 23, 2010.
(24)	Previously filed as an exhibit to Atlas Energy, L.P.’s quarterly report on Form 10-Q for the quarter ended June 30, 2013.
(25)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s quarterly report on Form 10-Q for the quarter ended March 31, 2011.
(26)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on July 11, 2011.

(27)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s annual report on Form 10-K for the year ended December 31, 2009.
(28)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on March 14, 2012.
(29)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on April 17, 2013.
(30)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on March 7, 2012.
(31)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on July 2, 2014.
(32)	Previously filed as an exhibit to annual report on Form 10-K for the year ended December 31, 2011.
(33)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on February 18, 2014.
(34)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on December 13, 2012.
(35)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s quarterly report on Form 10-Q for the quarter ended September 30, 2012.
(36)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on May 7, 2014.
(37)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on January 25, 2013.
(38)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on June 3, 2014.
(39)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on May 8, 2013.
(40)	Previously filed as an exhibit to Atlas Energy, L.P.’s quarterly report on Form 10-Q for the quarter ended September 30, 2010.
(41)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s quarterly report on Form 10-Q for the quarter ended September 30, 2013.
(42)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on August 2, 2013.
(43)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on May 13, 2014.
(44)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on August 6, 2013.
(45)	Previously filed as an exhibit to current report on Form 8-K filed on August 6, 2013.
(46)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on May 13, 2013.
(47)	Previously filed as an exhibit to current report on Form 8-K filed on October 16, 2014.
(48)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s current report on Form 8-K filed on August 29, 2014.
(49)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on August 29, 2014
(50)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on September 30, 2014
(51)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s registration statement on Form 8-A filed on October 2, 2014
(52)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on October 15, 2014
(53)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on November 5, 2014
(54)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on November 6, 2014
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

ATLAS ENERGY, L.P.
By: Atlas Energy GP, LLC, its General Partner

Date:	November 10, 2014	By:	/s/ EDWARD E. COHEN
Edward E. Cohen
Chief Executive Officer and President of the General Partner

Date:	November 10, 2014	By:	/s/ SEAN P. MCGRATH
Sean P. McGrath
Chief Financial Officer of the General Partner

Date:	November 10, 2014	By:	/s/ JEFFREY M. SLOTTERBACK
Jeffrey M. Slotterback
Chief Accounting Officer